Form 10-K
period 1995-12-31
CIMETRIX INC
filed 1996-03-28
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934(FEE REQUIRED)
For the fiscal year ended December 31, 1995
OR
[    ]      TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)
For the transition period from                 to
                               ---------------    --------------

Commission file number     0-16454

              CIMETRIX INCORPORATED
(Exact name of registrant as specified in charter)

          NEVADA                          87-0439107
(State or other jurisdiction           (I.R.S. Employer
of incorporation )                     Identification No.)

   2222 South 950 East,  Provo , Utah              84606
(Address of principal executive offices)          Zip code

Registrant's telephone number, including area code  801-344-7000

Securities registered pursuant to section 12(b) of the Act:
Title of  each class     Name of each exchange on which registered
        None                             None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, Par Value $0.0001
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES [ X ] NO [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ].

As of March 25, 1996, the Registrant had 18,771,428 shares of its common stock, par value $.0001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $134,405,000 at March 25, 1996, computed at the closing quotation for the Registrant's common stock of $11.50 as of March 25, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or
(C) under the Securities Act of 1933:   NONE

Page 1 of 62 consecutively numbered pages.

TABLE OF CONTENTS

Item Number and Caption                                     Page

PART I

1.  Business                                                  3

2.  Properties                                               12

3.  Legal Proceedings                                        12

4.  Submission of Matters to a Vote of Security Holders      13

PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters                                      14

6.  Selected Financial Data                                  15

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      16

8.  Financial Statements and Supplementary Data              20

9.  Changes in and Disagreements With Accountants on
    Accounting and Financial Disclosure                      20

PART III

10. Directors and Executive Officers of the Registrant       21

11. Executive Compensation                                   25

12. Security Ownership of Certain Beneficial Owners and
    Management                                               26

13. Certain Relationships and Related Transactions           29
PART IV

14. Exhibits, Financial Statement Schedules, and Reports
    on Form 8-K                                              30

PART I

ITEM 1.  BUSINESS

GENERAL

     Cimetrix Incorporated ( the "Registrant") is a Nevada corporation primarily engaged in the development, production, and sale of computer software and hardware for manufacturing automation. Currently, the Registrant is marketing a number of products aimed at current users of industrial automated devices seeking alternative methods to lower the cost of automation and improve production efficiency.

     In October 1989, the Registrant commenced the business of developing and marketing software products that control the motion of automated manufacturing devices by entering into an exclusive license agreement with Brigham Young
University.   The agreement granted the Registrant the rights to develop and market robot inaccuracy compensation techniques developed in conjunction with an off-line programming system (known as ROBLINE) and an inaccuracy calibration technique (known as ROBCAL). ROBLINE and ROBCAL, together with other technology developed by the Company, have enabled the Registrant to develop the Cimetrix Open Development Environment ("CODE") which includes "open architecture," standards-based, operating systems software and controller hardware that allow manufacturing engineers to replace cumbersome proprietary systems with open systems when designing automated device workcells. The Registrant's products are designed to allow the customer to select "best of class" automation components and to help reduce the costs and time involved in designing, implementing and maintaining automation systems. The "open architecture" controller is designed to introduce more flexibility into the design process as it is intended to be compatible with most industrial automated equipment, i.e. different equipment from different vendors, performing different functions, can
now be controlled by the same operator.   Also, the Registrant's software is
developed to use the popular UNIX and Windows NT operating systems.

Open Architecture, Standards-Based Controllers

     The traditional configuration for industrial workcells includes automation equipment controlled by the equipment vendor's own controller, which is, in turn, operated using the equipment vendor's proprietary software. This "closed" system configuration accounts for nearly all of the sales of controllers in the automation industry today, and has been a successful marketing tool for equipment vendors to maintain a degree of inflexibility in which a customer is tied to the equipment vendor of its choice. Once a particular vendor's configuration has been chosen, it may be expensive to switch to another vendor's
closed, proprietary system.    Under the traditional configurations, mixing the
automation equipment of different vendors in the same workcell environment has been very difficult. It should be noted that all of the equipment manufacturers are large, international corporations with much greater resources than the Registrant.

     The Registrant's open architecture, standards-based controller was designed based on the theory of "open standards" used by microcomputer hardware and software vendors. The open architecture controller, by design, operates the automated equipment of most vendors, and can be configured in a workcell to operate various different pieces of equipment simultaneously, thereby easing the proprietary tie-in to any one vendor, and creating a significant flexibility for automation engineers. The Registrant is not aware of any other open architecture, standards-based controller that is currently commercially available. In December 1994, the Registrant was selected by Motorola, Inc. as the "primary partner in developing the prototype Motorola Open Architecture Robot Controller," which management has viewed as a validation of the "open architecture" concept by a significant end user of automation products. There is one robot manufacturer that offers a stand-alone controller for sale, which is run by proprietary software that can be adapted to the various automated equipment of different vendors in a one to one situation; however, it currently does not offer simultaneous control of more than one device.

     In summary, the Registrant believes its open architecture, standards-based controllers and software represent the only commercially available control systems which incorporate the concept of "open standards." However, the implementation of "open standards" in the marketplace is new, and acceptance is
very limited at the current time.   Success in selling the open architecture,
standards-based control systems is dependent upon the Registrant's ability to convince industrial users to abandon the traditional approach of vendor proprietary systems in exchange for the greater flexibility and adaptability of the new technology.

Software

     The competitive environment for the Registrant's software products is similar to the environment for its hardware products. The traditional type of product which currently dominates the market place is proprietary to the equipment vendor and is basically useful only within the closed system of the particular vendor. Typically, software that controls one vendor's equipment cannot be used to control the equipment of another vendor. Hence, the market place is dominated by large equipment manufacturers.

     The CODE system of the Registrant has been designed to operate the hardware controllers of nearly all automation and machine equipment vendors, thereby allowing the manufacturing customer to control the equipment of multiple vendors simultaneously. This open architecture approach allows the manufacturer greater flexibility in assembling the automated workcell where the manufacturing functions are performed, and has been developed to use popular operating systems such as UNIX, and what some engineers believe will grow to be the dominant operating system of the future, Windows NT. However, as stated before, the open architecture approach is new, and the success of the Registrant in selling its CODE software is dependent upon its ability to gain acceptance by manufacturing users who are currently using the closed proprietary systems of the equipment vendors.

     Part of the CODE software system can be sold and used as simulation software, or software that is used by automation engineers to design, by simulation, their manufacturing assembly lines and workcells. There are companies who sell only simulation software, and who represent established competitors to the Registrant. Some of those companies sell software that is more sophisticated than the simulation software sold by the Registrant. However, the simulation software offered by the Registrant has the feature that whatever is being created in the simulation environment can be transferred to the actual control environment without modification or reprogramming, potentially providing a substantial reduction in the design / implementation expense and time requirements. Management of the Registrant believes this
feature is not found in any competitor's software offerings.   The simulation
products offered by competitors are believed by management to be significantly more expensive than the simulation software products sold by the Registrant.

SIGNIFICANT EVENTS
     During the fiscal year ended December 31, 1995 and in subsequent months, a number of significant events occurred related to the business of the Registrant. The following paragraphs give a brief summary of the individual events.

Investment Banker Engaged

     In an agreement signed January 8, 1996, the Registrant engaged Cowen & Company ("Cowen") to act as the Registrant's investment banker. The Registrant intends to explore with Cowen the possibility of establishing strategic and financial relationships with one or more companies, which may include the sale or merger of the Registrant. The term of this engagement extends through December 31, 1996.

Board and Management Changes

     On March 1, 1995, Douglas A. Davidson was named to fill the vacant seat on the Board, but no replacement Chief Executive Officer has been named.

     As disclosed in the Registrant's Form 8-K, dated September 20, 1995, Mr. Kitt R. Finlinson, Vice President of Finance for the Registrant, resigned as a Director of the Registrant, effective September 20, 1995. He continues as the Chief Financial Officer of the Registrant.

     At a meeting of the Board of Directors on September 20, 1995, the Board elected David L. Redmond, Mark A. Filippell, Dwight L. Barker, Samuel W. Shoen, and Paul A. Bilzerian to fill current vacancies on the Board until the next annual meeting of the Registrant or until their successors are duly elected and qualified. Messrs. Filippell, Barker and Shoen have previously served on an Advisory Panel to the Registrant. The new members of the Board were invited to serve on the Board of the Registrant due to their business experience, some of which is delineated at Part III, Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT."

     As compensation for their service as Board members, Messrs. Barker, Filippell, Redmond, and Shoen have each received non-qualified stock options to purchase 50,000 shares of the Registrant, exercisable at $5.00 per share, which will vest 4,000 shares immediately, 2,000 shares per month until December 1996, and 14,000 on December 31, 1996. All options vest immediately upon a change of control of the Registrant.

     During the year ended December 31, 1995, the Registrant hired 17 new people, some as replacements, but mostly to new duties. In connection with the hiring of these new employees, the Registrant granted options to purchase 333,000 shares of common stock at exercise prices of either $4.00 or $5.00 per share. The options have an exercise term of five years, with full or partial vesting occurring on the anniversaries of the individual grant dates. As of December 31, 1995, seven employees had terminated their employment with the Registrant, thereby forfeiting options representing 171,000 shares of common stock.

     On December 15, 1995, the Board of Directors elected Mr. Ron Lumia (See
Part III, Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT") to serve on the Board of the Registrant, effective January 1, 1996 until the election of directors at the next annual shareholders' meeting in July 1996. In connection with his compensation for service as a Board member, the Registrant restructured its obligations under a previous option agreement negotiated with Mr. Lumia pursuant to a consulting agreement dated July 15, 1995. In exchange for his release of the Registrant from its previous obligations, the Registrant granted Mr. Lumia non-qualified options to purchase 40,000 shares of restricted common stock at $5.00 per share, which vested immediately.

     Effective January 12, 1996, Mr. Bilzerian resigned from the Board of Directors where he had served since September 20, 1995.

Merger of Subsidiary

     Effective August 31, 1995, Cimetrix (USA), Inc., a Florida corporation and the majority owned subsidiary of the Registrant, was merged into the Registrant pursuant to articles of merger in which the Registrant agreed to exchange one share of restricted common stock of the Registrant for each share of the 2,829,419 common shares of the subsidiary held by the minority interest shareholders. The financial information presented herein includes the consolidated entities through August 31, 1995, and the information of the Registrant as the surviving entity subsequent to that date.

     Management originally formed the subsidiary in an effort to isolate the current operations from the past operating history of the Registrant. At the time, the Registrant was involved in negotiating the settlement of numerous debts, including various tax liens resulting from previous failures to remit payroll withholdings, all of which have been satisfied. Because the concerns existing at the time the subsidiary was formed have been resolved, management felt that the need for two corporations had expired and consolidated them into one.

Annual Shareholders' Meeting

     On July 29, 1995, the Registrant held its 1995 Annual Meeting of Shareholders in Salt Lake City, Utah. All nominees for election as director were elected, and all proposals included in the Registrant's Proxy Statement dated June 28, 1995, were approved by the requisite shareholder votes.

     At the Annual Meeting, management discussed the Registrant's successful product debut at the Detroit trade show. (See "Detroit Trade Show.") Management also discussed some of the opportunities and challenges related to the size of the open architecture, standards-based motion control market, and the Registrant's preparations to satisfy the anticipated demand from that market. Management noted that the Registrant's present size and capacity could make it difficult for the Registrant to meet anticipated product demand. Management discussed the probable need to explore strategic alliances and similar opportunities during 1995 and 1996 in order to optimize the market position of the Registrant's products and attempt to maximize shareholders' values.

Purchase of Technology

     As disclosed in the Registrant's Form 8-K dated July 5, 1995, the Registrant purchased certain intellectual property known as the "ROBLINE Technology" from Brigham Young University (BYU) for cash payments of $50,000 per year for ten years (totaling $500,000), plus 120,000 shares of previously unissued, restricted common stock of the Registrant, valued at $3.75 per share.

     Prior to the technology purchase, the Registrant had licensed the ROBLINE Technology from BYU through an exclusive license agreement dated October 16, 1989. Under that license agreement, the Registrant has been paying minimum royalty payments of $40,000 per year against a royalty obligation of two percent (2%) of net sales on products created from the licensed technology. Much of the technology originally licensed by the Registrant was developed by Dr. Edward Red, a current director of the Registrant, along with three other individuals who are now employed by the Registrant. Dr. Red continues as a Professor of Mechanical Engineering at BYU.
Detroit Trade Show

     On May 9th through the 12th of 1995, the Registrant participated in the International Robot and Vision Trade Show held in Detroit, Michigan.
Significant time, effort and resources were expended in an effort to highlight the Registrant's products in this exhibition aimed at the robotics industry. Management enlisted professional help in designing the product demonstrations and presentations used for the show. Management believes the show was a success in terms of acquainting potential purchasers of the Registrant's products with Cimetrix as an emerging company, and in generating a significant number of sales leads for those products.

Private Placement

     Pursuant to a private placement offering dated March 3, 1995, the Registrant sold 1,000,000 shares of common stock at a price of $4.00 per share for a total gross cash proceeds of $4,000.000. Legal costs and broker's commissions associated with the offering totaled $28,553. Net proceeds of the offering have been added to the other general cash funds of the Registrant and have been used to further the operating goals of the Registrant. (See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation.")

OPEN ARCHITECTURE SOFTWARE AND HARDWARE BUSINESS

     The Registrant's open architecture CODE task-planing and simulation software and CX3000 and CX4000 series open architecture, standards-based controllers are designed to reduce the effort required to develop automated applications, while giving automation engineers power and flexibility to enhance the manufacturing workcell. These products are also designed to release the customer's technical personnel from the constraints of using previously proprietary systems.

Software--Cimetrix Open Development Environment (CODE)

     The Registrant's CODE software is a complete workcell environment that offers off-line programming, rapid application development, and simulation for creating workcells and testing actual equipment in real-time, multi-tasking environments. It is a complete suite of intuitive automation tools that allows the applications engineer to conceptualize, design, simulate, test, debug, and control an automated workcell. It enables systems engineers and programmers to model "what if" scenarios off line, helping to validate purchasing decisions
before the equipment is actually ordered.   CODE helps automation professionals
avoid potential "collisions" and determine optimal equipment placements to minimize cycle times. In addition, it allows modifications to be made to existing workcells without taking them "off line" during the software development and debugging stages.

     The CODE automation control software is based on open systems and conforms
to universal standards.   It runs using popular operating systems such as UNIX
and Windows NT.   As integrated, modular components within CODE, the Registrant offers the following products:

     CIMulation- a graphic-based workcell simulation environment, CIMulation enables engineers to design, test and debug applications off-line--totally independent of the physical workcell. It can also perform accurate cycle-time predictions, validate error handling, detect collisions or near misses, and model I/O devices. CIMulation provides the tools to rapidly assemble a virtual workcell using a library of popular mechanisms, or a mechanism can be custom designed and verified.

     CIMControl - Software for controlling the runtime operation of the workcell. CIMControl operates on a VME, ISA, or PCI platform with a real-time UNIX (LynxOS) or Windows NT operating system. CIMControl supports accurate and predictable motion control of coordinated axes kinematics. Workcell applications developed in CIMulation can be used without modification with CIMControl.

     CODE API - the complete set of standard C/C++ function calls that form the framework for the CODE family of products, the CODE API's (Application Programming Interface) extensibility allows for use of third-party APIs (vision, statistical process control, databases, etc.). The CODE API is included with CIMulation and CIMControl.

     CIMBuilder - a standards-based, object-oriented rapid application development (RAD) environment for programmers and non-programmers that significantly reduces the time it takes to develop automation applications. CIMBuilder features a graphical user interface (GUI) builder and includes three developers' languages: C/C++; Tcl (tool command language)an interpretive programming environment; and a point-and-click, non-programmer's interface
(NPI). CIMBuilder provides the option of executing in an interpretive environment or compiling for speed. Its open software architecture enables third-party suppliers to create specialized modules for machine vision, motion control, I/O control and other functions.

     CIMTools - a collection of GUI-based tools that provide access to the CODE shared workcell database for both simulation and control. CIMTools offers the following: supervisory control of applications (launch, halt, pause, step, continue); a shared workcell database browser / navigator and inspecting / editing tools; software teach pendant; a view control panel (zoom, rotate, 3-D solid / wire frame models); a collision and minimum distance-checking tool; and a software and I/O signal monitor. CIMTools is included with CIMulation and CIMControl.

     CIMVision - software to link standard vision systems (e.g. Cognex) with CODE software. CIMVision allows users to conveniently access the underlying vision system with CODE API-like function calls or through pre-defined CIMBuilder templates.

     CIMTune - a software utility for set-up, testing and tuning of the servo system. CIMTune is an easy-to-use (GUI) that offers automatic servo system tuning, graphical display for servo performance, set-up and testing of safety limits and I/O testing and monitoring.

     CIMCal - calibration software for the CODE shared workcell database, CIMCal compensates for differences between the shared workcell database information and the physical inaccuracies of the mechanism and parts. It makes specific compensations in rigid body (part location) corrections, tool and camera calibrations, and mechanism accuracy enhancement.

     CIMCNC - software to allow CODE to be readily applied to machine tools. CIMCNC provides full support of Computer Numeric Code (CNC) programming methods (M&G codes).

     GEM Manager - a family of software products that provide a framework for obtaining compliance to the Semiconductor Equipment and Materials International
(SEMI) communication standards (e.g. SECS-I/II, HSMS and GEM) within the CODE environment

CX3000 and CX4000 Series Open Architecture Controllers

CX3000
     By bringing real-time UNIX and C/C++ to the manufacturing cell, the CX3000 controllers facilitate the replacement of proprietary systems and programs with open standards. The CX3000 series allows the customer to "plug in" a variety of dissimilar automation equipment and machine tools, regardless of the type of actuator or feedback mechanism used. The CX3000 controllers can be combined with the ROBLINE software system for rapid programming and uniform control of all devices in a workcell. Ethernet and NFS capabilities are built into every CX3000 controller. Additionally, the CX3000 controllers are built from standard components that are compatible with most low-cost peripherals, including touch screens and CD-ROM drives. POSIX-compliant, real-time UNIX and standard hardware platforms allow automation engineers to take advantage of new software and hardware components when available. The CX3000 controllers are available in VME, ISA, and PCI bus configurations, and use specialized DSP-based coprocessors for servo control.

CX4000

     The CX4000 Open Architecture Controller (OAC) is a new family of low-cost, compact form, standards-based control solutions for motion-based applications. It has been designed as an embedded solution for OEM automation and machine equipment manufacturers. Utilizing standard PC hardware technology, the CX4000 uses the PC/104 format to ensure a small footprint and low component cost. All CX4000 controllers come standard with a hard disk, SVGA video card, and an Ethernet connection, and are designed to be mounted in 19" racks or on doors or walls of cabinets.

MANUFACTURING

     The Registrant is involved in both the manufacture of its hardware products and the production of its software products. All software is prepared and packaged at the current location. However, the Registrant has made a decision to out source approximately 90 percent of the manufacture of its hardware to have the flexibility to meet projected equipment demands, and to minimize the amount of its capital investment in production facilities and personnel. The Registrant has discussed such work with several parts distributors and contract assemblers in the electronics industry. The subcontractors provide all inventory necessary for assembly and deliver mostly complete controllers to the Registrant who, in turn, finishes the assembly and subsequent quality control
testing.   Manufacturing  and hardware testing activities occupy approximately
6,000 square feet of the Registrant's facilities.

PRODUCT COMPONENTS

     The Registrant utilizes electronic components in the manufacture of its hardware that are basically "off-the-shelf" components available from a number of electronics parts vendors. This availability of parts will be helpful to the Registrant in its limited production of hardware, and allow its subcontract manufacturers of hardware to more easily meet required delivery schedules.

MARKETING AND DISTRIBUTION

     The Registrant currently markets its products through the efforts of in-house marketing personnel. Management believes the market for the Registrant's products consists mainly of industrial users of robots, machine tools, and other automation equipment, and those systems integrators who sell automation systems to large industrial users. Based on management's appraisal of the target markets, marketing efforts to date have focused on: 1.) personal contacts by the Registrant's marketing personnel; 2.) mailers aimed at automation engineers employed by automation intensive manufacturers; 3.) advertising in automation trade magazines; and 4.) participation at automation trade shows. Serious marketing efforts were first launched during the later part of the fiscal year ended December 31, 1994, as the Registrant's products reached a point of commercial viability.

     Essentially, the Registrant is investing in both image building and direct product advertising. This exposure takes many forms, including establishing demonstration test sites with major users of automated work cells, exhibitions at trade shows, company-sponsored training classes, direct technical demonstrations, and industry publication ads. The Registrant has budgeted resources to support its belief that effective and continued exposure is required to establish product awareness, greater name recognition, and overall positive market perception.

CURRENT ORDERS

     As of March 25, 1996, the Registrant continues to receive orders for 1-5 systems purchased as evaluation systems as customers become more familiar with
the product offerings.   Management anticipates continued growth in the demand
for its products in the near future.

RESEARCH AND DEVELOPMENT

     During 1994 and 1995, the Registrant incurred significant expenditures in development activities. Although the Registrant left the "development stage" during fiscal 1994, continuing work to complete new software tools resulted in $341,416 of software development costs being capitalized by the Registrant during fiscal 1995. Even with the capitalization of certain software costs, the Registrant still expensed $930,119 in research and developments costs for the year ended December 31, 1995, which highlights the significant effort being made to perfect the current products, and develop additional complimentary products.

PATENTS, COPYRIGHTS, AND TRADEMARKS
     The technology owned by the Registrant is proprietary in nature. Certain of the older technology is covered by patent, but for the most part the Registrant relies on copyrights, confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology rather than patents which are difficult and expensive to obtain and maintain, require public disclosure, and may be successfully avoided through "reverse engineering" by sophisticated computer programmers. The Registrant has registered "CIMETRIX" to use as a trademark in the field of robotics and automation devices with the United States Office of Patents and Trademarks.

COMPETITION

     The manufacture and sale of automation technology is a competitive industry. The Registrant believes that its competition is divided into four (4) groups: robot manufacturers, machine tool controller manufacturers, simulation developers, and electronic manufacturers. The Registrant competes primarily on product design, selection, and price.

     There are several robot manufacturers who design and sell proprietary controllers and software for their robots. Most of these companies are much larger than the Registrant and include Adept Technologies, Asea Brown Boveri Group (ABB), Fanuc, Kawasaki, Kuka Welding, Mitsubishi Electric, Nachi, Panasonic, Sankyo, Seiko, Sony, Staubli, Yamaha, and Yaskawa Electric (Motoman), and have significantly greater resources than the Registrant. While their hardware is generally considered very good, management believes the competition's software and controllers are limited in their applications because of the closed, proprietary design. While the Registrant will not be manufacturing robot devices in direct competition with those companies, its controllers and software will directly compete with their proprietary controllers. Management believes the Registrant's products are generally less expensive than the competing products, and that the Registrant's products generally permit greater flexibility of function and ease of use.

     There are two or three other manufacturers of robot controllers that claim to have "open architecture" design (i.e., useable with robots made by different
manufacturers).   Management believes that they are not "open architecture"
designs. Management believes the most popular of these, made by Adept Technologies, Inc. (Adept), uses a closed, proprietary computer language that is translatable into other proprietary languages, but that is not easily expandable. This can make modification of the controller's functions difficult. Additionally, management understands that it is difficult for Adept's controllers to interface across a local area network.

     Machine tools consist of metal forming equipment such as press brakes, turret punches and tube benders and metal cutting machines such as milling machine equipment, lathes and lasers, and are used by a wide variety of manufacturers. Machine tools utilize a computer numeric control, or CNC type controller. Despite the PC revolution that has taken place over the past decade, the underlying technology and software for machine tool controllers has changed very little during the same period. Most major machine tool manufacturers purchase proprietary controllers from several CNC control system vendors, including Allen-Bradley, Fanuc, Mitsubishi, Siemens, and Toshiba.

     The Registrant has identified at least three major competitors in the field of robot software simulation development and robot accuracy correction, including Deneb Robotics, Inc., Silma (subsidiary of Adept Technologies), and Technomatics. While these three companies market systems which are competitive on a stand alone basis, management believes they are unable to match the Registrant's ability to achieve simulation and control with the same program, enabling concurrent engineering and reduced implementation time. Management also believes that other simulation companies do not have the same flexibility of off-line programming or precision robot control in their products as compared to the Registrant's products.

     The final group of competitors is composed of electronics assembly equipment manufacturers who supply controllers with their electronics assembly equipment. This group includes Fuji, Panasonic, Universal Instruments, and numerous others.

     Management believes that most, if not all, of the Registrant's competitors currently have greater financial resources and market presence than the Registrant. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of
their products..   Further, each of these competitors has already established a share of the market for their products, and may find it easier to limit market penetration by the Registrant because of the natural tie-in of their controllers and software to their robots. Management is uninformed as to whether any of these competitors are presently developing additional technology that will directly compete with the Registrant's product offerings.

MAJOR CUSTOMERS AND FOREIGN SALES

     For the year ended December 31, 1995, the Registrant had four significant customers, AT & T (16%), Cybex Technologies (10%), Hewlett-Packard (26%) and Motorola (29%), which accounted for approximately 81% of its total revenue. Although there has been increased sales activity amongst a number of customers in 1995, because of the special relationship established in December, 1994 (See
Part I, Item 1. "Business: Open Architecture, Standards-Based Controllers") Motorola is considered an important customer, and the loss of that customer could have a material adverse effect on the Registrant.
     For the year ended December 31, 1995, the Registrant had no sales to foreign customers. However, the Registrant expects to develop sales in locations outside the United States during 1996.

PERSONNEL

     The Registrant currently has 43 employees, 28 of which are involved in the technical development of products, 4 in manufacturing, 5 in sales and marketing, and 6 in administrative and clerical. None of the employees of the Registrant are represented by a union or subject to a collective bargaining agreement, and the Registrant considers its relations with its employees to be favorable.


ITEM 2.  PROPERTIES

     During the year ended December 31, 1994, the Registrant built a new, 18,500 square foot facility in the East Bay Business Center in Provo, Utah. The facility was built for an approximate cost of $850,000 and was paid for out of the cash resources of the Registrant. The building includes approximately 13,000 square feet of administrative, engineering, and research and development space, and approximately 5,500 square feet of manufacturing , testing, inventory storage, and shipping space. Pursuant to their decision to subcontract most of the manufacturing of hardware to outside vendors, management considers the existing manufacturing facilities and non-manufacturing facilities to be sufficient to accommodate the anticipated growth of the Registrant for the immediate future.


ITEM 3. LEGAL PROCEEDINGS
     On February 8, 1996, the Registrant filed a suit seeking declaratory relief and a determination of the validity of the issuance of 1,931,662 shares of the Registrant's common stock to two former members of management and certain
family members of one of the former managers.   Because the suit was only
recently filed, Registrant's counsel cannot predict the probability of success.

     Other than as stated above, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such proceedings by or against the Registrant have been threatened. To the knowledge of management, there are no material proceedings pending or threatened against any director or executive officer of the Registrant, whose position in any such proceeding would be adverse to that of the Registrant.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Registrant's fiscal quarter ended December 31, 1995, the Registrant did not have any matters that were submitted to a vote of security holders of the Registrant through the solicitation of proxies or otherwise.

     The Registrant anticipates holding an annual shareholders' meeting in Salt Lake City, Utah, on Saturday, July 27, 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS
     The common stock of the Registrant is being quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "CMXX." Permission to list the common shares on the OTC Bulletin Board was granted October 20, 1994. Prior to that time, no active public trading market was available to the shareholders of the Registrant.

     The following table sets forth the approximate range of high and low bids
for the common stock of the Registrant during the periods indicated.   Prior to
the quarter ended December 31, 1994 there was no public trading market, and, hence, no reliable information from which to establish the "high" and "low" bids. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

     Quarter Ended          High Bid       Low Bid

     December 31, 1994       $ 7.25         $1.00
     March 31, 1995          $ 6.37         $4.25
     June 30, 1995           $ 6.25         $3.50
     September 30, 1995      $ 6.12         $3.75
     December 31, 1995       $10.25         $4.37

     On March 25, 1996, the closing quotation for the common stock on the OTC
Bulletin Board was $11.50 per share.   Potential investors should be aware that
the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Registrant.

     On March 25, 1996, there were 18,771,428 shares of common stock issued and outstanding, held by approximately 1200 beneficial shareholders.

     The Registrant has not paid dividends with respect to its common stock. There are no restrictions on the declaration or payment of dividends set forth in the articles of incorporation of the Registrant or any other agreement with its shareholders. Management anticipates retaining any potential earnings for working capital and investment in growth and expansion of the business of the Registrant and does not anticipate paying dividends on the common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Registrant is not covered by an opinion of independent certified public accountants and should be read in conjunction with the financial statements and related notes of the Registrant herein.

Statement of Operations Data

                Year ended December 31
                1995         1994         1993         1992       1991
Sales           $   64,288   $  462,817   $1,141,561   $330,112   $ 42,600

Loss from
Operations      (2,890,029)  (1,466,302)  (1,064,089)  (879,280)  (682,786)

Net Loss        (2,544,247)  (1,145,056)  (1,073,985)  (881,250)  (685,860)

Loss per
Common share         (.16)        (.08)        (.07)      (.05)      (.05)

Balance Sheet Data

Current assets  $ 3,267,764   3,835,117      229,899     68,662    205,004

Current
liabilities         337,643   1,451,151      857,498    479,127    229,144

Total assets      9,722,145   5,631,983      355,598    222,832    282,651

Total long-term
debt                338,137      44,225       33,420     40,635     12,318

Stockholders'
(deficit) equity  9,070,631   3,613,282     (535,320)  (296,930)    41,189

Dividends
declared              -0-         -0-          -0-        -0-        -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT FINANCIAL CHANGES--STATEMENTS OF OPERATIONS

Net Sales

     Net sales for the three fiscal years ended December 31, 1995, 1994, and 1993, are $664,288, $462,817, and $1,141,561, respectively. Revenues for 1995 represent sales of regular inventory to customers for use in their normal manufacturing operations and represent an approximate 44% increase over the
previous year.    Revenues for the two years ended December 31, 1994 represent periodic purchases of "beta site," prototype equipment by Motorola, Inc., Hewlett-Packard, and Idaho Nuclear Engineering Laboratories. Sales in 1993 were primarily due to volume purchases of prototype equipment by Hewlett-Packard.
The Registrant was unable to sustain the 1993 sales volume in 1994, primarily because its products needed additional development, and the Registrant concentrated on that final product development throughout most of 1994, rather than on marketing additional prototypes. For the two fiscal years ending December 31, 1994, the Registrant was a "development stage" enterprise as defined by generally accepted accounting principles.

     Management of the Registrant believes that the emphasis placed on strengthening existing products by transporting them to new software platforms, plus the introduction of new products that address most of the markets for motion control of manufacturing automation, should put the Registrant in a
position to aggressively pursue new customers for its products.   In early 1996,
the Registrant hired an East Coast and a West Coast Sales Manager to pursue
those industrial markets.    Management also continues to believe the working
arrangement with Motorola, Inc. should result in significantly more sales to Motorola that would exceed any previous year, further validating the commercial viability of the Registrant's products.

Cost of Sales

     The Registrant's costs of sales as a percentage of net sales for the years ended December 31, 1995,1994, and 1993, are approximately 67%, 64% , and 64%, respectively, reflecting the fluctuations inherent in the beginning of a
company's sales cycles.   The larger percentage for 1995 reflects management's
decision to keep gross profit margins narrow in order to encourage potential buyers to become acquainted with the products offered. Also, when software and hardware products are bundled together, typically the combined margin is smaller than the sum of what the individual margins would be for hardware and software
products sold separately.   As the manufacturing and production routines become
established as part of normal operations, management expects the on-going trends in costs related to sales to emerge and fluctuations to be greatly reduced.

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs have increased significantly each year from $114,942 in 1993, to $216,621 in 1994, and $946,753 in 1995. In
1994, the increase was due to renewed emphasis on marketing as the Registrant's products reached commercial viability and reliability. Marketing actions taken during the latter part of fiscal year 1994 include 1.) hiring a vice president for marketing, 2.) creating new product and company brochures with attendant revised artwork, 3.) hiring a public relations and advertising firm to develop a corporate image, 4.) placing ads in trade publications for the first time, and 5.) sending mass mailing flyers to potential simulation users. As indicated in the Registrant's Form 10-K from the prior fiscal year, management planned for a dramatic rise in expenditures in this area during 1995. Significant resources were committed to hiring additional marketing and customer support personnel, to creating a market image for the Registrant's products through trade exhibitions,
and to making personal contact with potential customers.   The major components
of the current year's expense are wages and benefits ($420,562), travel and entertainment ($172,071), trade shows and exhibitions ($154,665), and sales literature and advertising ($61,953).

Research and Development

     Research and development costs have fluctuated over the past three fiscal years from $506,675 in the year ended December 31, 1993, to $198,534 and $930,119 for years ended December 31, 1994 and 1995, respectively. The decrease from 1993 to 1994 was due to management's conclusion that the Registrant's software products had achieved "technological feasibility" and subsequent development costs were capitalized during 1994. Including the $519,984 capitalized, the Registrant's overall expenditure for research and development costs was higher in 1994 than any previous year. During 1995, some $341,416 in software development costs were capitalized, representing efforts to create new software tools (GEM for CODE, CIMBuilder, etc.) to compliment the CODE basic programs. The $930,119 expensed represents a significant commitment to software programming efforts, to the development of a CNC controller, and to the development of applications engineering. Wages and benefits ($579,302) and prototype materials and supplies ($109,446) constitute the major aspects of research and development expense for 1995. Research and development expenditures should continue to be significant as the Registrant explores all motion control automation markets.

General and Administrative
     General and administrative expenses increased slightly from $1,216,798 for the year ended December 31, 1994 to $1,231,093 for the year ended December 31, 1995. The increase from $856,622 in 1993 to $1,216, 798 in 1994 was due primarily to: 1.) additional costs of outside professional services to bring SEC filings current, and to negotiate settlement of issues with vendors, taxing authorities, and other legal matters; 2.) additional payroll costs and consulting fees associated with the hiring of professional management personnel in positions never occupied previously, and to obtain the input of successful business people interested in the Registrant; 3.) additional costs for employee benefit programs deemed necessary to maintain and elevate the quality of employees working for the Registrant, and 4.) the additional costs incurred in constructing and moving to an expanded facility to permit anticipated growth. The increase also included the expense of sponsoring bi-monthly meetings of an advisory panel consisting of nine successful professionals from outside the Registrant. The advisory panel has been used by management of the Registrant as a sounding board for management's deliberations and planning. However, subsequent to the Annual Shareholder's Meeting in July of 1995, additional outside individuals, as well as certain individuals from the advisory panel, were added to the Board of Directors of the Registrant (See Part I, "Business:
Board and Management Changes").

SIGNIFICANT FINANCIAL CHANGES--BALANCE SHEET

Cash

     The balance of cash decreased from $3,365,186 at December 31, 1994 to a balance of $2,345,483 at December 31, 1995. Although the Registrant received $3,971,447 net proceeds from the sale of 1,000,000 restricted common shares, it used $2,944,444 in operating activities, spent $979,862 for property and equipment and capitalized software costs, and retired the $1,000,000 in short term debt that was outstanding at December 31, 1994. Management believes the balance of cash on hand at December 31, 1995, together with anticipated sales revenues, will be sufficient to fund the Registrant's operations through 1996.

Inventories

     The balance of inventories increased from $298,266 at December 31, 1994 to a balance of $619,192 at December 31, 1995. Inventories have increased as the Registrant entered the production and shipping phases of planned operations and increased the work-in-process and finished goods inventory in anticipation of sales to new customers.

Prepaid Expenses

     The increase in prepaid expenses from $108,008 in 1994 to $217,818 at December 31, 1995 is composed, for the most part, of the unamortized portion of the additional deposit paid to a software vendor during 1995 ($125,000).

Property and Equipment

     The Registrants' investment in plant and equipment increased from a net balance of $1,271,045 at December 31, 1994 to a net balance of $1,732,247 at December 31, 1995. The majority of that increase is attributable to the purchase of a residential home located in the northeast part of Provo, Utah at a cost of approximately $248,268 (See Part III, Item 13. "Certain Relationships and Related Transactions") and the cost of providing computer equipment and work cubicles for new employees.

Capitalized Software Costs

     In the opinion of management, the Registrant reached the point of technological feasibility for its CODE software system in early 1994. Development costs incurred subsequent to that point have been capitalized according to generally accepted accounting principles. A total of $519,984 was capitalized during the fiscal year ended December 31, 1994, and an additional $341,416 was capitalized in the fiscal year ended December 31, 1995.

Short Term Borrowing

     As of December 31, 1994, the Registrant had borrowed $1,000,000 from its short-term line of credit which is collateralized by certain current assets of the Registrant. The line of credit was established during the fourth quarter of the fiscal year ended December 31, 1994, with a maximum borrowing limit of $5,000,000. There was no similar arrangement in the prior year. The $1,000,000 outstanding at December 31, 1994, was paid off in early 1995, and there has been no further use of this line of credit by the Registrant.

CAPITAL AND LIQUIDITY

     At December 31, 1995, the Registrant had total current assets of $3,267,764 and total current liabilities of $337,643, resulting in a working capital ratio of 9.68:1. Included in total liabilities as of December 31, 1994 is approximately $1,000,000 representing funds borrowed against the Registrant's $5,000,000 line of credit. The borrowing limit on this $5,000,000 line of credit is adjusted from time to time based on ratios involving certain of the current assets of the Registrant. This line of credit is reviewed annually.

     As of December 31, 1995, the Registrant's liquidity position continues to be healthy as a result of a sale of 1,000,000 shares of common stock through private placement at $4.00 per share for net cash proceeds, after offering
costs, of $3,971,447.    Currently, all accounts payable are paid on a net / 30
basis, taking advantage of earlier discounts where offered. Additionally, funds have been available to allow the hiring of critical path personnel, and to fund the purchase of equipment and software tools needed to continue the commercialization of the Registrant's products. Management believes that the Registrant is capable of financially meeting the demands inherent as normal sales and manufacturing continue to develop for 1996.

     The Registrant has previously entered into third-party leasing arrangements in securing capital equipment; however, the Registrant anticipates that its capital requirements for the purchase of equipment in the immediate future will be met by the use of cash resources. Management anticipates that spending for additional capital equipment necessary to meet anticipated growth may exceed $200,000 during the 1996 fiscal year.

     The cash needs of the Registrant for the year ended December 31, 1995 were provided by the sale of common stock and the collection of accounts receivable. During the fiscal year ended December 1995, the Registrant received capital
funds from the equity stock sales in the amount of $3,971,447.   In February
1996, option holders, including Mr. Claude O. Goldsmith, former Director and Chief Executive Officer, exercised their right to purchase 315,000 shares of common stock at $2.00 per share and 325 shares at $3.00 per share for total gross proceeds to the Registrant of $630,975. The Registrant believes there may be sales of additional common stock during the upcoming year through the exercise of options to purchase its common stock.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included beginning at page 34. See page 30 for the index to the financial statements.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant and its auditors have not disagreed on any items of accounting treatment or financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name and age of each executive officer and director of the Registrant, together with all positions and offices of the Registrant held by each and the period during which each has served:

Name                   Age    Position and Office Held    Position Held Since
Douglas A. Davidson     57    Chairman of the Board       March 1, 1995
                              Director

Dr. W. Edward Red       53    Director                    December 16, 1994

Mark A. Filippell       42    Director                    September 20, 1995

Dwight L. Barker        61    Director                    September 20, 1995

David L. Redmond        44    Director                    September 20, 1995

Samuel W. Shoen         51    Director                    September 20, 1995

Dr. Ron Lumia           45    Director                    January 1, 1996

Paul A. Bilzerian       45    Acting President            February   9, 1996

Kitt R. Finlinson       48    Treasurer, Vice President   August 8, 1994
                              Chief Financial Officer

Dr. Steven K. Sorensen  35    Executive Vice President    February 9, 1996

Robert H. Reback        36    Vice President              January 1, 1996

Dr. Xuguang Wang        32    Vice President              November 10, 1994

Dr. Peter H. Manley     34    Vice President              March 1, 1995

John Snow               36    Vice President              February 6, 1995

W. Chad Sumsion         36    Vice President              September 25, 1995

Riley Astill            35    Secretary, Principal        July 27, 1994
                              Accounting Officer

Cara Shillingford       27    Assistant Secretary         May 1, 1994

     A director's regular term is for a period of one year or until his
successor is duly elected and qualified.   On March 1, 1995, Douglas A. Davidson
was named to fill the vacant seat on the Board and was designated as Chairman of
the Board.   Paul A. Bilzerian, consultant to the Registrant, has been heavily involved in the day to day operations of the Registrant, and in early 1996 was named as Acting President.

     There is no family relationship among the current directors and executive officers. The following sets forth brief biographical information for each director and executive officer of the Registrant.

     Douglas A. Davidson has been managing partner, since 1991, of Pensar, a consulting company that provides executive and consulting services to information and technology companies. During 1993 and 1994, he served as a consultant to and, later, Executive Vice President for XVT Software, Inc. of Boulder, Colorado, a leader in cross platform Graphical User Interface building tools. From 1989 to 1991, Mr. Davidson served as President and Vice Chairman for Network Management, Inc., a privately-held systems integration and services company specializing in network management for local and wide area networks. Prior to 1989, Mr. Davidson had other similar executive experiences with Honeywell Information Systems, Mohawk Data Sciences, Display Data Corporation, and Science Management Corporation for over 20 years. He received a Bachelor of Arts in Business Administration and Economics from Colby College in 1960.

     Dr. W. Edward Red has been a Professor of Manufacturing and Mechanical Engineering at Brigham Young University since 1983. From 1979 through 1983, Dr. Red was an Associate Professor at Texas A & M University where he served as the Systems Group Leader and Director of the Simulations, Robotics, and Productivity Laboratories. Dr. Red has also taught at the University of New Mexico, the University of Southwestern Louisiana, and Arizona State University. He has recently been elected to the Board of RI/SME and also serves on the SME/CASA Committee. He is the author of three books and over 60 technical articles in the areas of applied mechanics, robotics, and automation.

     Mark A. Filippell is a Managing Director of McDonald & Company Securities, Inc., where he is the Practice Leader of the Mergers and Acquisitions Group. He has served with McDonald & Company Securities, Inc. for the past 11 years. He was previously Assistant to the General Manager of Comau, SPA, a $300 million dollar factory automation company in Torino, Italy, then owned by Fiat and Bendix, and an Associate with McKinsey and Company, where he focused on machine tools.

     Dwight L. Barker, a retired Managing Director of Salomon Brothers Inc, is currently self-employed as a financial consultant. During 1994 and 1995, he also served as Acting Chief Operations Officer for Pacific Investment Management Company of Newport Beach, California. From 1992 through 1993, he served as Chief Executive Officer of Salomon Brothers Tampa Product Support Division. During 1991, he served as the Chief Administrative Officer of Salomon Brothers' Asia Ltd. (SBAL).

     David L. Redmond has served as the Executive Vice President and Chief Financial Officer of Pharmacy Corporation of America, a wholly-owned subsidiary of Beverly Enterprises Inc., a publicly-held corporation, since July 1995. He was previously the Chief Financial Officer of Pharmacy Management Services, Inc., a publicly-held company, from 1991 through July 1995, and previously was a partner of KPMG Peat Marwick for six years.
     Samuel W. Shoen has been President of KATABASIS International, Inc., a private investment holding company, since January, 1991. Concurrently from January, 1991 through February, 1993, he served as Special Assistant to the Administrator, U. S. Agency For International Development. He was formerly President of U-Haul International and President and CEO of Amerco.

     Dr. Ron Lumia is a Professor in the Mechanical Engineering Department of the University of New Mexico since October, 1994. From 1986 through September, 1994, Dr. Lumia served as Group Leader at the National Institute of Standards and Technology (NIST), performing research in the areas of advanced automation, robotics, machine vision, and systems integration. Previously, he taught at ESIEE (Paris, France), Virginia Tech, and the National University of Singapore, where he consulted for a variety of companies. Dr. Lumia received a B.S. from Cornell University and an M.S. and Ph.D. from the University of Virginia, all in electrical engineering. He is the author of over 100 technical papers.

     Paul A. Bilzerian is President of Bicoastal Holding Company, a privately-held company. He has extensive experience in business management and the field of mergers and acquisitions. Since March of 1994, he has served as a consultant to the Registrant. (See also, Part III, Item 10. "Directors and Executive Officers of the Registrant: Consultant" below.)

     Kitt R. Finlinson joined the Registrant on August 8, 1994 as the Vice President of Finance and Treasurer. From 1991 through July 1994, Mr. Finlinson served as the Controller and Chief Accounting Officer for Larson Davis, Inc., a publicly-held manufacturer of sound and vibration monitoring instruments. From 1972 to 1990, he was engaged in the practice of public accounting, having been employed by three of the Big Six accounting firms for nine years, and serving an equal period of time as a partner in accounting firms local to Salt Lake City, Utah. During this period, he concentrated his professional efforts in the arena of small, public, hi-tech companies. His past services have included tax, audit, SEC filings, management consulting, business plan creation and review, and the raising of start-up venture capital. He received a Bachelor of Science in Accounting from Brigham Young University in 1972.

     Dr. Steven K. Sorensen has worked for the Registrant since 1991, and has served in various capacities during that time. He was appointed Executive Vice President of Engineering in February 1996, having previously served as the Vice President of Product Development since May 1, 1994. Prior to joining the Registrant, Dr. Sorensen was an Associate Professor of Engineering at Brigham Young University where he received his Ph.D. in Mechanical Engineering in 1989. Along with two other employees, and a Director, Dr. Edward Red, he was instrumental in the creation of much of the Registrant's technology at Brigham Young University.

     Robert H. Reback is the Vice President of Sales. He has been involved in the sales and engineering aspects of state-of-the-art factory automation for the past 14 years. Just prior to joining the Registrant, he spent two years as a District Manager for FANUC Robotics, the largest supplier of industrial robots in North America. Previous to FANUC, Mr. Reback worked for Thesis, Group, Inc. for eight years as a Director of Sales and Marketing, and three years as a Senior Engineer for Texas Instruments where he was responsible for implementing robotics and other technologies into state-of-the-art flexible manufacturing systems. Mr. Reback received a Bachelor's degree in Mechanical Engineering, and a Masters degree in Industrial Engineering from Purdue University.

     Dr. Xuguang Wang joined the Registrant in 1990. He was appointed as a Vice President on November 10, 1994. He received his Ph.D. in Mechanical Engineering from Brigham Young University in 1988. He has worked primarily with computer graphics, robot kinematics and control, tool and sensor calibration, and robot inaccuracy compensation.

     Dr. Peter Manley is the Vice President of Special Projects. Dr. Manley joined the Registrant in 1989, but has been working to develop the Registrant's technology for the past nine years. In 1990, he received his Ph.D. in Mechanical Engineering from Brigham Young University. He received a Bachelor of Science in Mechanical Engineering from McGill University in 1984. He is an expert in collision avoidance and device interface architecture.

     John Snow is the Vice President of Hardware Design. Prior to joining the Registrant, he worked for Evans and Sutherland Computer Corporation, a publicly-held company, for 14 years. He has a degree in Electrical Engineering from Brigham Young University and is an expert in high speed digital logic design, multi-processor computer architecture, embedded microprocessor applications, real-time computer graphics, programmable logic design and computer peripheral interface design.

     W. Chad Sumsion is Vice President of Customer Service. He has been involved in the world of electronic automation for the past 10 years. Prior to joining the Registrant, Mr. Sumsion worked for Evans and Sutherland Computer Corporation for seven years, where he was a Manager, Design Technology. Prior to that, Mr. Sumsion worked for FMC Corporation. He has also served for two years as the Chair of the West Coast Workview Users Group. He has a degree in Electrical Engineering from Brigham Young University.

     Riley Astill joined the Registrant on July 27, 1994 as Secretary, Controller and Principal Accounting Officer. During the years 1992 through July 1994, Mr. Astill served as the Controller for Artbeats, Inc., based in Salt Lake City, Utah. Prior to 1992, he was employed by Oryx Energy Company of Dallas for two years and the Big Six accounting firm of Ernst & Young in the Dallas office for one year. Mr. Astill earned a Masters of Accountancy degree with an emphasis in taxation from Utah State University in 1988.
     Cara Shillingford graduated from Brigham Young University in 1992 with a Bachelor of Arts in English. She spent two years working as the Associate Editor for E. Excel International's magazine, The Excellent Word. She joined the Registrant in April, 1994. Her duties include inventory control and accounting assistant.

Consultant

     In March, 1994, the Registrant entered into an agreement with Paul A. Bilzerian to serve as a management consultant. Mr. Bilzerian was engaged to provide general management advice to the Registrant. He exercises a strong influence over the day to day operations and in February, 1996 was appointed Acting President for the Registrant. Mr. Bilzerian has a broad range of experience in business, having been involved in the financing or acquisition of several publicly-held companies. He presently serves as the President of Bicoastal Holding Company.

Certain Legal Proceedings

     A. Paul A. Bilzerian filed a voluntary liquidation petition under Chapter 7 of the Federal Bankruptcy Code (11 U.S.C.) in 1991; Case No. 91-10046-8P7, filed in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. The case is still pending as of the date of this filing.

     B. On April 9, 1991, Paul A. Bilzerian was permanently enjoined by the United States District Court for the District of Columbia from violating the following sections of the Securities Exchange Act of 1934: 7 (C) and (f) (relating to margin requirements), 10(b) (relating to manipulative practices), 13(d) (relating to reports by five-percent owners), 14(d) and (e) (relating to tender offers), and 17(a)(1) (relating to reports by brokers). He was simultaneously enjoined from violating corresponding regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Registrant and its subsidiaries for the fiscal years ended December 31, 1995, 1994, and 1993 to the Chief Executive Officer and Vice President of Sales of the Registrant. No other officers of the Registrant received compensation in excess of $100,000.


SUMMARY COMPENSATION TABLE

Annual Compensation
                                                   Other Annual
Name and                                           Compensation
Principal Position    Year   Salary($)   Bonus($)      ($)
David R. Smith(1),    1995   $115,360      -0-          -0-
Vice President        1994      -0-        -0-          -0-
                      1993      -0-        -0-          -0-



SUMMARY COMPENSATION TABLE (continued)

Long Term Compensation
                             Awards               Payoffs
                     Restricted              LTIP      All Other
Name and               Stock     Options/   Payouts   Compensation
Principal Position     Awards    SARs(#)      ($)          ($)
David R. Smith(1),      -0-       -0-         -0-          -0-
Vice President          -0-       -0-         -0-          -0-
                        -0-       -0-         -0-          -0-

(1) Mr. Smith resigned as Vice President of Sales on October 16, 1995.



OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
(a)               (b)        (c)          (d)         (e)
                             % of Total
                             Options/
                             SARs
                  Options/   Granted to   Exercise
                  SARs       Employees    or Base
                  Granted    in Fiscal    Price       Expiration
Name              (#)        Year         ($/Sh)      Date
None


                  Potential
                  Realized Value at       Alternative
                  Assumed Annual          to (f) and
                  Rates of Stock Price    (g):
                  Appreciation            Grant Date
                  for Option Term         Value
(a)               (f)        (g)          (h)
Name
None



     No outstanding options were exercised during the year ended December 31, 1995. However, in February, 1996, Mr. Claude O. Goldsmith, former Director and Chief Executive Officer, exercised his option to purchase 125,000 shares at an exercise price of $2.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF
          CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 25, 1996, the number of shares of the Registrant's common stock, par value $0.0001, held of record or beneficially by each person who held of record or was known by the Registrant to own beneficially, more than 5% of the Registrant's common stock, and the name and share holdings of each officer and director and of all officers and directors as a group.

                              Amount and Nature of Ownership
                              Sole Voting and                    Percent of
Name of Person or Group       Investment Power(1)   Options(2)   Class(3)(4)

Principal Shareholders:
Shirlee Dastrup               3,139,100(5)                       16.7%
6337 Highland Drive                                     -0-      16.7%
Salt Lake City, Utah 84121

W. Edward Red                 1,000,000                           5.3%
1416 North 1450 East                                    -0-       5.3%
Provo, Utah 84604

Paul Bilzerian and
Terri Steffen                     -0-                             0.0%
16229 Villarreal De Avila                           3,600,000(6) 16.1%
Tampa, FL 33613

Adam J. Bilzerian                 -0-                             0.0%
16229 Villarreal de Avila                           1,200,000(6)  6.0%
Tampa, Fl 33613

Dan B. Bilzerian                  -0-                             0.0%
16229 Villarreal de Avila                           1,200,000(6)  6.0%
Tampa, FL 33613

Paul A. Bilzerian             6,287,146(5)                       33.5%
16229 Villarreal de Avila                               -0-       0.0%
Tampa, FL 33613
Officers and Directors:

Douglas A. Davidson               5,000                           0.0%
                                                      100,000     0.5%

W. Edward Red                 1,000,000                           5.3%
                                                        -0-       0.0%

Mark A. Filippell                 -0-                             0.0%
                                                      100,000     0.5%



Dwight L. Barker                  2,500                           0.0%
                                                      100,000     0.5%

David L. Redmond                140,500                           0.8%
                                                       50,000     1.0%

Samuel W. Shoen                   -0-                             0.0%
                                                      100,000     0.5%

Ron Lumia                         1,000                           0.0%
                                                       50,000     0.3%

Paul A. Bilzerian             6,287,146(5)                       33.5%
                                                    3,600,000(6) 16.1%

Steven K. Sorensen              275,390                           1.5%
                                                      124,610     2.1%

Kitt R. Finlinson                 1,000                           0.0%
                                                       50,000     0.3%

Robert H. Reback                  -0-                             0.0%
                                                       50,000     0.3%

Xuguang Wang                    180,722                           1.0%
                                                      219,278     2.1%

Peter H. Manley                 190,722                           1.0%
                                                      219,278     2.2%

John Snow                         -0-                             0.0%
                                                       50,000     0.3%

W. Chad Sumsion                   -0-                             0.0%
                                                       30,000     0.2%

Riley Astill                      -0-                             0.0%
                                                       30,000     0.2%

Cara Shillingford                 -0-                             0.0%
                                                        8,000     0.0%

All Officers and Directors
as a Group (17 persons)       8,083,980                          43.1%
                                                    4,881,166    53.6%



(1)  Except as otherwise indicated, to best knowledge of the Registrant, all stock is owned beneficially and of record, and each shareholder has sole voting and investment power. In the case of Shirlee Dastrup and Dr. W. Edward Red, voting power is shared by proxy with Mr. Bilzerian.

(2)  All options have been awarded under the Registrant's 1994 Stock Option Plan, except: (I) those beneficially owned by Paul A.
Bilzerian and members of his family; (ii) members of the advisory panel; and (iii) those held by former holders of notes payable by the Registrant which warrants(options) were issued in connection with the retirement of those notes payable.  The options issued under the stock option plan are exercisable at prices ranging between $3.00 per share and $9.00 per share.  They are exercisable for up to five years from the date of grant and are subject to a two-year vesting schedule.  The options beneficially owned by Mr.
Bilzerian and members of his family (6,000,000 in toto) are fully vested and are exercisable at any time prior to March, 1999 at a price of $0.1666 per share.  The options held by members of the advisory panel (450,000 in toto) are fully vested and are exercisable at any time prior to September 15, 1999 at a price of $3.00 per share.  The options owned by former note holders
(317,500 in toto) are fully vested and are exercisable at any time prior to April 29, 1997 at a price of $2.00 per share.

(3)  The percentages shown are based on 18,771,428 shares of common stock of the Registrant issued and outstanding as of March 25,
1996.

(4)  The percentage ownership for the options held by the indicated individuals is based on an adjusted total of issued and outstanding shares giving effect to the assumed  exercise of each individual's options, plus any shares owned by such individuals.

(5)  The number of shares indicated for Mr. Paul Bilzerian represents shares for which Ms. Shirlee Dastrup, W. Edward Red, and Mr.
W. Keith Seolas and family members, have granted the voting rights by proxy to Mr. Bilzerian.  Mr. Bilzerian may be deemed to be the beneficial owner of all those shares pursuant to the proxies, although he disclaims any beneficial interest in the shares other than the right to vote them.  Mr. Bilzerian holds the irrevocable proxies to vote these shares for directors and on most ordinary matters presented to shareholders, but not extraordinary matters, such as mergers, sales, or dissolution.  Ownership of shares held by W.
Keith Seolas and certain family members are in dispute with the Registrant (See Part I, Item. 3 "Legal Proceedings")

(6)  Overseas Holdings Ltd., a Nevada limited partnership (whose general partner is Bicoastal Holding Company, a Florida corporation, and whose limited partner is the Paul A. Bilzerian and Terri L. Steffen 1995 Revocable Family Trust),  Adam Bilzerian,
and Dan Bilzerian hold warrants to purchase the number of shares shown.  The warrants are exercisable at any time before June 1,
1999 at a price of $0.1666 per share or an aggregate exercise price of $1,000,000.  Paul A. Bilzerian and Terri L. Steffen are the
beneficial owners of all the stock of Bicoastal Holding Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH FORMER OFFICERS AND DIRECTORS

     During the year ended December 31, 1994, the Registrant entered into agreements with certain former officers and directors wherein 2,798,223 shares of the Registrant's common stock were returned and canceled. The former officers and directors also released the Registrant from obligations payable to them totaling $242,270. In return, the Registrant indemnified the former officers and directors for their past services rendered and released them from certain obligations payable to the Registrant totaling $120,068. All related party payables and receivables were forgiven by the action noted above, and as of December 31, 1994, the balance of related party receivables and payables was zero.

     Also during 1994, the Registrant extended a cost of living expense allowance to its president in lieu of requiring the filing of expense reports monthly. The monthly allowance of $2,000 began on September 1, 1994 and was paid for up until December 1, 1994. The expense has been accounted for as compensation paid to the individual.

BUY OUT OF BUILDING CONTRACT

     On July 31, 1994, the Registrant purchased a building contract for a cash payment of $75,000 paid to a partnership in which Paul A. Bilzerian, current Acting President of the Registrant with proxy voting rights, was a partner. The contract provided for the construction of the new facility now occupied by the Registrant.

CONSULTING AGREEMENT

     In March, 1994, the Registrant hired Paul A. Bilzerian to perform consulting services. The Registrant was in financial crisis and turned to Mr. Bilzerian because of his extensive prior business and management experience. As a condition of his agreement to provide consulting services to the Registrant, Mr. Bilzerian received proxies to vote all shares held by the Registrant's former management. The proxies are irrevocable until December 31, 1998. Mr. Bilzerian received no cash compensation from the Registrant, other than expense reimbursements until late 1994, when the Board voted to pay him or Bicoastal Holding Company $2,000 per month. He received warrants to acquire 6,000,000 shares of the Registrant's common stock. The warrants are exercisable at any time before June 1, 1999, for an aggregate price of $1,000,000. In a supplemental consulting agreement dated August 8, 1995, the Registrant renegotiated its contract with Mr. Bilzerian in order to retain his services for an extended period of time and request him to temporarily relocate his family to Provo, Utah. In connection with the renegotiation, Bicoastal Holding Company is now paid $50,000 annually, and has rent-free use of the Registrant's residential property. Mr. Bilzerian is currently serving as Acting President of the Registrant, with no additional compensation.

ADVISORY PANEL

     During 1995 and 1994, the Registrant retained the services of an advisory panel of experienced business persons to consult with officers and employees of the Registrant on matters relating to management, finance, marketing, and product development. The advisors receive no cash compensation, other than expense reimbursement, but during 1994 each of the nine members of the panel received options, with immediate vesting, to purchase 50,000 shares of the Registrant's common stock at an exercise price of $3.00 per share.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements and schedules are included immediately following the signatures to this report.

                                                                  Page

     Report of Pritchett, Siler & Hardy (formerly Peterson,
     Siler & Stevenson), independent public accountants            34

     Balance Sheets, December 31, 1995 and 1994                    35

     Statements of Operations for the years ended
     December 31, 1995, 1994, and 1993                             37

     Statement of Stockholders' Equity (Deficit) for the
     years ended December 31, 1995, 1994 and 1993                  38

     Statements of Cash Flows for the years ended
     December 31, 1995, 1994, and 1993                             40

     Notes to Financial Statements                                 43


     Financial Statement Schedules are omitted because they are not applicable or because the required information is contained in the Financial Statements or the Notes thereto.

EXHIBITS

Exhibit       SEC
  No.     Reference No   Description                   Location
  1           (3)        Articles of Incorporation     Exhibit to
                                                       report on
                                                       form 10-K for
                                                       the year ended
                                                       December 31,
                                                       1993*

  2           (3)        Bylaws                        Exhibit to
                                                       report on
                                                       form 10-K for
                                                       the year ended
                                                       December 31,
                                                       1993*

  3           (10)       Proxy Agreements between      Exhibit to
                         Dastrup, Seolas and           report on
                         family, and Bilzerian         form 10-Q for
                         transferring voting rights    the quarter
                         to Bilzerian                  ended March 31,
                                                       1994*

  4           (10)       Consulting and option         Exhibit to
                         agreement between             report on
                         Registrant and Paul A.        form 10-Q for
                         Bilzerian to resolve          the quarter
                         management difficulties       ended March 31,
                                                       1994*

  5           (10)       Indemnity agreement between   Exhibit to
                         Registrant and former         report on
                         officers and directors of     form 10-Q for
                         Registrant for return of      the quarter
                         shares and release from       ended June 30,
                         related payables/receivables  1994*

  6           (10)       Technology Sale and Purchase  Exhibit to
                         Agreement between the         report on
                         Registrant and Brigham        form 10-QSB for
                         Young University              the quarter
                                                       ended September
                                                       30, 1995*



  7           (10)       Stock Option Plan of          Exhibit to
                         Cimetrix Incorporated         report on
                                                       form 10-K for
                                                       the year ended
                                                       December 31,
                                                       1994*

  8           (4)        Copy of Registrant's          Exhibit to
                         Stock Certificate             report on
                                                       form 10-K for
                                                       the year ended
                                                       December 31,
                                                       1993*
  9           (3)        Articles of Merger of         Exhibit to
                         Cimetrix (USA) Incorporated   report on
                         with Cimetrix Incorporated    form 10-QSB for
                                                       the quarter
                                                       ended September
                                                       30, 1995*

 10           (10)       Supplementary Consulting      This filing,
                         Agreement between             Page 60
                         Registrant and Bicoastal
                         Holding Company for services
                         of Paul A. Bilzerian

* Incorporated by reference


REPORTS ON FORM 8-K

     There were no reports filed on form 8-K during the quarter ended December 31, 1995.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  CIMETRIX INCORPORATED

Dated: February 28, 1996          By  /s/ Kitt R. Finlinson
                                    Kitt R. Finlinson, Vice President
                                    of Finance (Principal Executive
                                    and Financial Officer)

Dated: February 28, 1996          By  /s/ Riley Astill
                                    Riley Astill, Secretary
                                    (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Dated: February 28, 1996          By  /s/ Douglas A. Davidson
                                    Douglas A. Davidson
                                    Chairman of the Board

Dated: February 28, 1996          By  /s/ W. Edward Red
                                    W. Edward Red, Director

Dated: February 28, 1996          By  /s/ Dwight L. Barker
                                    Dwight L. Barker, Director

Dated: February 28, 1996          By  /s/ Dr. Ron Lumia
                                    Dr. Ron Lumia, Director

Dated: February 28, 1996          By  /s/ Mark A. Filippell
                                    Mark A. Filippell, Director

Dated: February 28, 1996          By  /s/ David L. Redmond
                                    David L. Redmond

Dated: February 28, 1996          By  /s/ Samuel W. Shoen
                                    Samuel W. Shoen

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
CIMETRIX INCORPORATED
Provo, Utah
We have audited the accompanying balance sheets of Cimetrix Incorporated at December 31, 1995 and 1994 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

January 26, 1996


                             CIMETRIX INCORPORATED

                                 BALANCE SHEETS

                                     ASSETS

                                               December 31,
                                               1995       1994
CURRENT ASSETS:
  Cash and cash equivalents                $2,345,483   $3,365,186
  Accounts receivable                          67,544       45,312
  Inventories                                 619,192      298,266
  Prepaid expenses                            217,818      108,008
  Current deferred tax asset, net              17,727       18,345
          Total Current Assets              3,267,764    3,835,117
PROPERTY AND EQUIPMENT, net                 1,732,247    1,271,045

OTHER ASSETS:

  Other assets                                  9,242        5,837
  Capitalized software costs, net             757,400      519,984
  Technology, net                             767,306            -
  Goodwill, net                             3,188,186            -
          Total Other Assets                4,722,134     525,821
                                             $9,722,145 $5,631,983



                                  [Continued]



                             CIMETRIX INCORPORATED

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 31,
                                               1995       1994
CURRENT LIABILITIES:
  Short term borrowing                       $      -   $ 1,000,000
  Accounts payable                            174,126       348,384
  Accrued payroll and vacation                121,424        41,735
  Accrued expenses                                100        47,699
  Capital lease obligation - current portion   19,901        13,333
  Notes payable - current portion              22,092             -
          Total Current Liabilities           337,643     1,451,151

DEFERRED TAX LIABILITY, net                    17,727        18,345

NOTES PAYABLE, net of current portion         271,673             -

CAPITAL LEASE OBLIGATION, net of current portion24,471       30,892
          Total Liabilities                   651,514     1,500,388
MINORITY INTEREST                                   -       518,313
STOCKHOLDERS' EQUITY:
  Common stock; 100,000,000 shares
    authorized, $.0001 par value; 18,456,103
    and 14,506,684 shares issued and
    outstanding, respectively                   1,846         1,451
  Additional paid-in capital               16,156,458     8,155,257
  Accumulated deficit                      (7,087,673)   (4,543,426)
          Total Stockholders' Equity        9,070,631     3,613,282
                                             $9,722,145 $ 5,631,983



   The accompanying notes are an integral part of these financial statements.


                             CIMETRIX INCORPORATED

                            STATEMENTS OF OPERATIONS

                                         For the Years Ended
                                             December 31,
                                       1995      1994      1993
NET SALES                          $  664,288   $ 462,817 $  1,141,561
OPERATING EXPENSE:
  Cost of goods sold                  446,352     297,166      727,411
  Selling, marketing and
   customer support                   946,753     216,621      114,942
  Research and development            930,119     198,534      506,675
  General and administrative        1,231,093   1,216,798      856,622
     Total Operating Expense        3,554,317   1,929,119    2,205,650
LOSS FROM OPERATIONS               (2,890,029) (1,466,302)  (1,064,089)
OTHER INCOME (EXPENSE)
  Interest income                     171,326      68,095            -
  Interest expense                    (25,669)    (32,216)      (6,437)
  Other income (expense)                1,315      (2,711)      (3,459)
     Total Other Income (Expense)     146,972      33,168       (9,896)
LOSS BEFORE MINORITY INTEREST,
  INCOME TAXES AND EXTRAORDINARY
  ITEMS                            (2,743,057) (1,433,134)  (1,073,985)
LESS MINORITY INTEREST IN LOSS
  FROM OPERATIONS OF SUBSIDIARY      (198,810)    (99,891)           -
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM               (2,544,247) (1,333,243)  (1,073,985)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                 -           -            -

DEFERRED INCOME TAX EXPENSE
  (BENEFIT)                                 -           -            -
LOSS BEFORE EXTRAORDINARY ITEM     (2,544,247) (1,333,243)  (1,073,985)

EXTRAORDINARY ITEM :
  Gain on debt forgiveness
   net of income taxes                      -     188,187            -
NET LOSS                           $(2,544,247) $(1,145,056)$(1,073,985)
LOSS PER COMMON SHARE:
 Loss from operations              $        (.16)       $ (.09)$     (.07)
  Extraordinary item                         -          .01           -
LOSS PER COMMON SHARE:             $        (.16)       $ (.08)$     (.07)



   The accompanying notes are an integral part of these financial statements.
                             CIMETRIX INCORPORATED

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                           Common Stock      Additional
                                              Paid-in  Accumulated
                     ---------------------
                           Shares  Amount     Capital    Deficit      Total
BALANCE, December 31, 1992  16,216,104   $1,622   $ 2,025,833   $(2,324,385)   $ (296,930)

Shares issued to
employees for services
rendered;
$.0001 per share               195,657       20            -              -            20

Shares issued for cash;
$5.00 per share                167,115       16      835,559              -       835,575

Net loss for the year
ended December 31, 1993              -        -            -     (1,073,985)    1,073,985)

BALANCE, December 31,
1993                        16,578,876    1,658    2,861,392     (3,398,370)     (535,320)

Net effect of subsidiary's
  capitalization, including
  contributions by
  minority shareholders
  [See Note 19]                      -        -    5,040,629              -     5,040,629

Cancellation of shares
  previously issued
  during 1991, valued
  at $14,812                    (2,963)       -      (14,812)             -       (14,812)

Shares issued to employees
  per service agreement,
  valued at $.0001
  per share                    116,667       12            -              -            12

Shares issued for cash,
$5.00 per share                 53,566        5      267,824              -       267,829

Issuance of shares to
shareholders who previously
paid $5 per share              558,761       56          (56)             -             -



Cancellation of shares
  previously issued to
  former officers,
  directors and other
  related parties           (2,798,223)    (280)         280              -             -

Net loss for the year
  ended December 31,
  1994                               -        -            -     (1,145,056)   (1,145,056)

BALANCE, December 31,
  1994                      14,506,684    1,451    8,155,257     (4,543,426)    3,613,282

Shares issued for
  technology, valued
  at $3.75 per share           120,000       12      449,988              -       450,000

Shares issued to acquire
minority interest in
  former subsidiary
  [See Note 19 ]             2,829,419      283    4,067,006              -     4,067,289

Net effect of merger of
  minority interest                  -        -     (487,140)             -      (487,140)

Stock issued through
  private placement,
  memorandum $4.00 per
  share, net of offering
  costs of $28,553           1,000,000      100    3,971,347              -     3,971,447

Net loss for the year
  ended December 31,1995             -        -            -     (2,544,247)   (2,544,247)

BALANCE, December 31,
  1995                      18,456,103   $1,846  $16,156,458     $7,087,673)   $9,070,631



    The accompanying notes are an integral part of this financial statement.
                             CIMETRIX INCORPORATED

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                         For the Years Ended
                                             December 31,
                                       1995      1994      1993
Cash Flows to Operating Activities:
  Net loss                            $(2,544,247)   $  (1,145,056)    $ (1,073,985)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Amortization and depreciation         389,646            72,380           35,207
   Gain\loss on disposition of
    assets                                 3,485             2,711            3,459
   Extraordinary items - debt
    forgiveness                                -          (188,187)               -
   Minority interest in
    operation of subsidiary             (198,810)          (99,891)               -
   Non-cash expense                            -            23,834                -
   Common stock issued for
    non-cash consideration                     -                12               20
   Changes in assets and
    liabilities:
     (Increase) decrease in
      accounts receivable                (22,232)           61,074          (45,972)
     (Increase) decrease in
      inventory                         (320,926)         (250,133)         (48,133)
     (Increase) decrease in
      prepaid expenses                  (109,810)         (108,008)               -
     (Increase) decrease in
      other assets                           618                 -                -
     Increase (decrease) in
      accounts payable                  (174,258)           50,359          218,262
     Increase (decrease) in
      accrued expenses                    32,090          (236,304)         135,585

      Total Adjustments                 (400,197)         (672,153)         298,428

      Net Cash Flow Used by
         Operating Activities         (2,944,444)       (1,817,209)        (775,557)

Cash Flows to Investing
   Activities:
  Payments for capitalized
   software costs                       (341,416)         (519,984)               -
  Purchase of property and
   equipment, net of retirements        (638,446)       (1,212,807)          (6,097)
  Payments for other assets,
   net                                    (3,405)           (2,450)               -
  (Increase) in receivable -
   related party                               -                 -          (75,055)

      Net Cash Flow Used by Investing
        Activities                      (983,267)       (1,735,241)         (81,152)

Cash Flows from Financing Activities:
  Proceeds from capitalization of
  subsidiary                                   -         5,000,000                -
  Proceeds from issuance of common
  stock                                4,000,000           267,829          687,035
  Payments of stock offering costs       (28,553)                -                -
  Payments for capital lease
  obligations, net                        (9,840)           (8,902)          (6,449)
  Proceeds from notes payable                  -         1,745,000           10,000
  Payments for notes payable          (1,052,981)         (130,000)         (20,000)
  Proceeds from payable - related
  party                                        -            42,900          206,200
  Payments for payable - related
  party                                        -                 -          (28,000)
  Decrease in deferred tax
  liability                                 (618)                -                -

      Net Cash Flow Provided by
        Financing Activities           2,908,008         6,916,827          848,786

Net Increase (Decrease) in Cash
  and Cash Equivalents                (1,019,703)        3,364,377           (7,923)

Cash and Cash Equivalents at
  Beginning of Period                  3,365,186               809            8,732

Cash and Cash Equivalents at
  End of Period                       $2,345,483     $   3,365,186     $        809

Supplemental Disclosures of
  Cash Flow Information:
  Cash paid during the year for:
   Interest                           $   25,669     $      10,463     $      6,437
   Income taxes                       $        -     $           -     $          -


Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 1995:

   In July, 1995, the Company purchased the technology it had been licensing from Brigham Young University by issuing 120,000 shares of common stock valued at $3.75 per share, and signing an agreement to make 10 annual payments of $50,000 cash. A note payable of $343,765 was recorded to reflect the discounted present value of the 10 annual payments. [See Note 5]

   In July 1995, the Company entered into a 36-month capital lease covering the new voice mail equipment and software for the Company's phone system. The cost of the leased equipment was $9,987.00.

   Effective August 31, 1995, the Company purchased the interest held by minority shareholders in the Company's subsidiary by issuing 2,829,419 restricted shares of Cimetrix Incorporated ("Parent") in exchange for an equal number of shares of the subsidiary, Cimetrix (USA) Incorporated, held by those minority shareholders. The subsidiary was then merged into the Parent, effective August 31, 1995. The effect of the purchase of the minority interest was to create "goodwill" in the amount of $3,260,646 that was recorded by the Parent. The goodwill is being amortized on a straight line basis over 15 years. [See Note 11]

  For the year ended December 31, 1994:

   In accordance with the terms of a settlement agreement, the Company canceled 2,963 shares of common stock previously issued for services rendered.
   The Company issued 116,667 shares of common stock to employees for services rendered, valued at $.0001 per share. [See Note 11].

   The Company issued 558,761 shares valued at $.0001 per share to shareholders who had previously paid $5.00 per share, in order to give those shareholders an average $2.00 per share basis [See Note 11].

   Related party accounts payable of $242,270 net of related party accounts receivable of $120,068 were forgiven. [See Note 13] Automobiles accounted for as capital leases with a net book value of $3,651 were assumed by former officers [See Note 14].

   Trade payables amounting to $62,334 were forgiven by vendors  [See Note 21].

   The Company entered into a lease for telephone equipment costing $53,127 [See Note 9].

   $635,000 of notes payable with their related interest of $23,834 were converted into common shares of the subsidiary [See Note 8].

   Former officers, directors and other related parties returned 2,798,223 common shares valued at $.0001 per share for cancellation [See Note 11].

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the year ended December 31, 1993:

   The Company issued 195,657 shares of common stock valued at $.0001 per share for services rendered [See Note 11].

   The Company issued 29,708 shares of common stock valued at $5.00 per share in payment of related party notes payable [See Note 13].


   The accompanying notes are an integral part of these financial statements.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Cimetrix Incorporated [ the PARENT] was organized under the laws of the State of Utah on December 23, 1985. In September 1990, the Parent merged with a newly incorporated Nevada company, effectively changing its domicile to that state. Cimetrix (USA) Incorporated [the SUBSIDIARY] was organized under the laws of the State of Florida on June 7, 1994. In July 1994, the Parent acquired 20,000,000 shares of the common stock of the Subsidiary in exchange for the transfer of substantially all of the assets of the Parent, and the assumption of $635,000 of convertible promissory notes
  payable.   The Subsidiary subsequently sold shares of its common stock to private investors resulting in an approximate 12% minority interest [See Note 19]. Effective August 31, 1995, the Parent purchased the minority interest in the subsidiary by exchanging one share of the Parent common stock for one share of subsidiary stock held by the minority shareholders. In all, 2,829,419 shares of the Parent were issued to the minority shareholders in exchange for their stock in the subsidiary. Simultaneously, the Subsidiary was merged into the Parent, effective August 31, 1995, leaving the Parent, Cimetrix Incorporated, as the surviving single entity.

  Net Loss Per Common Share - The computation of loss per share of common stock is based on the weighted average shares outstanding during the periods presented. Fully diluted loss per share is not presented, except for extraordinary items, because its effect is anti-dilutive.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1995, the Company had cash equivalents of $2,019,927 invested in commercial paper maturing in January 1996 which are readily convertible into cash and are not subject to significant risk from fluctuation in interest rates; there were no cash equivalents at the previous year end. At December 31, 1995 and 1994, the Company had cash of $98,855 and $3,184,588, respectively, in excess of federally insured amounts in its bank accounts.

  Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

  Depreciation Methods - The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives range from 3 - 40 years.

  Research and Development - The Company expenses software development costs incurred prior to the establishment of technological feasibility as research and development costs. The Company also expenses hardware design and prototype expenses as incurred as research and product development costs.

  Capitalized Software Costs - The Company capitalizes software development costs incurred after technological feasibility of the software product has been established. Amortization of the capitalized costs is computed on a product by product basis over the estimated useful lives of the products. Software costs are carried at the net of unamortized cost or net realizable value. Net realizable value is reviewed on an annual basis after assessing potential sales of the product.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Goodwill - Goodwill represents the excess of the cost of purchasing the minority interest of Subsidiary over the fair value of the net assets at the date of acquisition, and is being amortized on the straight line method over 15 years. Amortization expense charged to operations for 1995 and 1994 was $72,460 and $0, respectively.

  Allowance for doubtful accounts - Through December 31, 1995, the Company has had no bad debt experience; therefore no allowance for doubtful accounts has been established.

  Reclassification - On the financial statements shown for the periods prior to December 31, 1995, certain accounts have been reclassified to conform to the headings, titles and format used in the presentation of the December 31, 1995 and later financial statements.

NOTE 2 - INVENTORIES

  Inventories consist of the following:

                                       December 31,
                                      1995     1994
          Parts and supplies         $225,823   $240,615
          Work in process             107,744     39,825
          Finished goods              285,625     17,826

                                     $619,192   $298,266


  The Company's inventory is pledged as collateral for a line of credit.  [See
  Note 8]

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                       December 31,
                                      1995     1994
          Land                        $  155,000   $  110,000
          Buildings and improvements     752,101      718,353
          Office equipment               212,634      127,519
          Furniture and fixtures         203,308       56,640
          Capital leases                  63,114       53,127
          Software                        41,932       16,069
          Equipment                      362,640      301,108
          Residential Real Estate        203,268            -

                                       1,993,997   1,382,816
  Accumulated depreciation              (261,750)   (111,771)
                                      $1,732,247  $1,271,045


  Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $186,727, $72,380, and $35,207, respectively.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 4 - LICENSE AGREEMENTS

  During the early part of 1994, the Company entered into a license/royalty agreement with Lynx Real-Time Systems, Inc. ("LYNX"), wherein the Company will be allowed to incorporate certain binary products of LYNX into the controller products of the Company. The Company will pay a fee of $235 per each unit sold which contains a LYNX run-time license product.

  Pursuant to an agreement dated July 26, 1995, the Company entered into an additional agreement with LYNX allowing the Company to resell development licenses to its customers. The Company will pay a fee of $500 per development license for each license sold, and has committed to pay an up-front royalty/license fee for the purchase of 250 licenses, for a total of $125,000. This additional agreement also provides the Company with the option, expiring on July 25, 1998, to purchase all existing LYNX development operating system source code. In addition, the company will receive a substantial discount from the standard list price for any new LYNX source code product through July 25, 1998.

  The original up-front royalty of $58,750, combined with the additional $125,000 from the latest agreement (for a total of $183,750), will be amortized through the purchase of LYNX products and services until the total payment has been consumed. The unamoritzed portion as of December 31, 1995 included in prepaid expenses is $164,829.

NOTE 5 - TECHNOLOGY

  Effective July 5, 1995, the Company purchased the technology that was then being licensed from Brigham Young University (BYU), referred to as ROBLINE and ROBCAL. The Company purchased all rights, title, interest and benefit in and to the intellectual property for cash payments of $50,000 per year for ten years which were discounted using an incremental borrowing rate of 9.5% per annum and has been recorded as a note payable of $343,765 [See Note 8], plus 120,000 shares of previously unissued, restricted common stock of the Company valued at $3.75 per share [See Note 11], for a total purchase value of $793,765. The technology is being amortized over a period of 15 years on a straight-line basis. Amortization expense for the year ended December 31, 1995 is $26,459. This technology consists primarily of robot inaccuracy compensation technologies, as integrated by an off-line programming system, and an inaccuracy calibration technique. The proprietary robot inaccuracy calibration technology can be configured to function with virtually any off-line programming software and any robot.

  Pursuant to the now canceled license agreement with BYU, the Company was required to make royalty payments of 3/4 of one percent of net sales to the Company. Minimum royalty payments equaled $40,000 per year. In connection with the original licensing of the technology, in 1989 the Company issued 180,000 shares of restricted stock common stock to BYU, valued at $.10 per share. In 1989, the Company also issued a total of 440,000 shares of restricted common stock, valued at $.01 per share, to a director and other employees of the Company for their efforts in the development of the licensed technology. Subsequently, the Company issued 180,000 restricted common shares in 1990 and another 180,000 restricted common shares in 1991 (both valued at $.0001 per share) to employees who are currently officers of the Company for their continued active participation in the commercialization and distribution of the licensed technology.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 6 - SOFTWARE DEVELOPMENT COSTS

  In 1994, it was determined the Company had passed the point of "technological feasibility" with its Cimetrix Open Development Environment ("CODE", formerly "ROBLINE") system software, and hence, according to FASB 86 - "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," further development costs should be capitalized. During 1995 and 1994, the Company capitalized $341,416 and $519,984, respectively, of direct and indirect costs associated with the effort to bring the Company's software products to a point of general release to customers. Amortization began in January 1995, and is computed as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over five years. Amortization expense for the years ended 1995 and 1994 was $104,000 and $0, respectively. As the Company develops additional ancillary, complementary software tools and applications products, it is expected there may be capitalization of additional software development costs.

NOTE 7 - PATENTS AND COPYRIGHTS

  The technology purchased from BYU, along with other technology developed internally, is proprietary in nature. The Company has obtained two patents on certain of the technology, issued in May 1989, and March 1994, respectively. In addition, the Company has registered its entire CODE software system products with the Copyright Office of the United States, and will continue to register on a timely basis any updates to current products or any new products. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized in respect to the patents.

NOTE 8 - NOTES PAYABLE

  In connection with the purchase of the technology from BYU [See Note 5] the Company agreed to make payment of $50,000 each year for ten years. This stream of payments was discounted using an incremental borrowing rate of 9.5% per annum, and has been recorded as a note payable with a beginning balance
  of $343,765.   The first payment was due and paid on September 1, 1995.

  The Company entered into a $5,000,000, variable rate revolving line of credit with a bank on October 20, 1994. The line provides for interest at the rate of one half of one percent over the prime rate of the bank. The initial rate was 8.25% per annum. The line expires on October 31, 1996. Interest payments are to be paid monthly, and any outstanding principal balance is to be paid in full on October 31, 1996. The prepaid finance charges of $15,000 have been classified as a deferred asset and are being amortized over the term of the line. At December 31, 1995, no funds have been borrowed against the line. The amount available under the revolving line of credit is calculated based upon a formula of eligible current assets, including cash, receivables and inventories which serve as collateral for amounts borrowed.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE [Continued]

  On April 29, 1994, the Company issued three Convertible Notes Payable with a maturity date of April 29, 1997. The aggregate amount of the notes issued was $635,000, and the notes provided for interest at a rate of 10%. The notes were convertible into shares of common stock of the Company at the rate of $2.00 per share at anytime during the term of the notes. During July 1994, the notes and the related accrued interest were converted by agreement into common shares of the subsidiary at $2.00 per share and note holders were issued warrants to purchase 317,500 common shares of the Parent Company [See
  Note 11].

NOTE 9 - CAPITAL LEASES

  On various occasions, the Company has entered into different leases for office equipment. Based on the provisions of Statement No. 13, issued by the Financial Accounting Standards Board, many of these leases meet the criteria of a capital lease. At December 31, 1995 and 1994 the cost of the assets amounted to $63,114 and $53,127, net of accumulated depreciation of $15,961 and $3,542, respectively. Depreciation expense for the year ended December 31, 1995 and 1994 was $12,419 and $3,542, respectively.

  Future minimum lease payments under the capital lease obligations as of December 31, 1995, for each of the next five years and in the aggregate are as follows:

               1996                    25,501
               1997                    22,454
               1998                     4,258
               1999                       581
               2000                         -
               Thereafter                   -
               Total                   52,794
     Less:  Amount representing
           interest                    (8,422)
     Present value of future
     minimum lease payments            44,372
               Less: Current portion  (19,901)
               Long-term portion      $24,471


NOTE 10 - OPERATING LEASES

  The Company entered into an automobile lease agreement in July, 1995. The lease provides for monthly payments of $246 through June 1997.

  The Company entered into an automobile lease agreement in May, 1994. The lease provides for monthly payments of $238 through April, 1996.

  The Company previously leased office space under operating leases expiring at various dates through February 1994. The Company then rented the facilities on a month to month basis until it moved into its current facilities in November 1994.

  Office and equipment rental expense was $6,318, $99,990 and $152,185, for the years ended December 31, 1995, 1994 and 1993, respectively.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 11 - COMMON STOCK TRANSACTIONS

  Stock Issued

  On August 11, 1995, the Board of Directors of the Company gave final approval to a merger between Cimetrix Incorporated, and it's majority owned subsidiary, Cimetrix (USA) Inc., which was completed effective August 31, 1995. Under the merger, the minority interest shareholders of the subsidiary received one share of common stock of the Company for each share of subsidiary common stock that they own. This resulted in the issuance of 2,829,419 shares of restricted common stock of the Company and the recording of goodwill of $3,260,646 [See Note 1]. Subsequent to the merger, all business of the Company is being conducted through Cimetrix Incorporated, a Nevada corporation, the former parent corporation.

  Pursuant to the purchase of technology from BYU [See Note 5] the Company issued 120,000 shares of previously unissued restricted common stock valued at $3.75 per share.

  On March 31, 1995, the Company closed a private placement offering in which 1,000,000 shares of restricted common stock were sold at $4.00 per share for gross proceeds of $4,000,000. Attorneys' fees and brokerage commissions associated with the offering totaled approximately $28,553.

  In February, 1994, the Company issued to three of its employees a total of 116,667 shares of previously unissued restricted common stock valued at $.0001 per share pursuant to a previous action of the Board of Directors in 1993.

  During 1994, the Company sold 53,566 restricted common shares at $5.00 per share for total cash proceeds of $267,830. Subsequently, the Board of Directors approved the issuance of 558,761 additional restricted shares to all shareholders who had previously purchased shares from the Company at $5.00 per share during the periods from 1990 through 1994. The additional issuance was intended to reduce the average cost of a share to $2.00 per share for those who had previously paid $5.00 per share.

  As indicated in Note 13, pursuant to agreements with the Company in 1994, certain former officers and directors agreed to return 2,798,223 shares held by them for cancellation.
  During the year ended December 31, 1993, the Company issued 195,657 shares of restricted common stock valued at $.0001 per share to employees for services rendered [See Historical Basis of Stock Issued for Services]. The Company also issued 167,115 shares for total cash proceeds of $835,575.

  Also during 1993, the Board of Directors approved the annual issuance of 116,667 shares of common stock, beginning in January 1994 and extending through January 1998, to certain key employees, dependent upon their continued satisfactory employment with the corporation. The board also approved the annual issuance of options to the same employees to purchase a total of 100,000 shares per year for $5 per share. Both of these actions were voided by the Board's adoption of the new stock option plan during 1994 as noted below.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 11 - COMMON STOCK TRANSACTIONS [Continued]

  Historical Basis of Stock Issued for Services Prior to 1994 - The majority of stock issued for services was issued to individuals who could have been deemed to be promoters and control individuals. Consequently, the Company has determined that, due to the control exercised by the beneficiaries, the stock should be valued based on the historical cost of any services transferred to the Company. Since management is unable to determine a reasonable methodology for valuing services rendered for stock, the Company is valuing the stock at par value ($.0001).

  Stock Options and Warrants
  During the year ended December 31, 1995, the Company awarded stock options representing the right to buy 333,000 shares of restricted common stock in connection with the hiring of new personnel for the Company. The options all have an exercise term of five years, with full or partial vesting occurring on the anniversaries of the individual grant dates. The exercise prices are either $4.00 or $5.00 per share depending on the market price of the Company's common shares on the date of grant of the options.

  Additionally, during 1995, stock options representing 200,000 shares were granted to new members of the Board of Directors of the Company in connection with their service on the Board. The options vest over the next 15 months, and have an exercise price of $5.00, with an exercise term of 5 years.

  Also, in September 1995, a consultant to the Company was granted an option representing 10,000 shares in connection with his help in the development of the CNC controller. The options vested immediately and are exercisable over a term of five years at $5.00 per share.

  At the close of the year ending December 31, 1995, seven (7) employees had terminated their employment with the Company, thereby forfeiting options representing a total of 171,000 shares of common stock. Taking into account the forfeited option shares, together with warrants granted to outside consultants, and warrants issued in connection with convertible notes payable, the options issued to employees, advisory panel members, and members of the Board of Directors bring the total number of shares represented by outstanding options and warrants to 8,493,166 shares at December 31, 1995.

  On December 21, 1994, the Board of Directors adopted a stock option plan for employees which became effective immediately, subject to shareholder approval at the annual meeting of shareholders conducted in July, 1995. The plan specifically replaces all prior option agreements between the Company and its employees. The plan provides for the issuance of stock options from time to time to employees of the Company as approved by the Board of Directors. The maximum number of shares reserved for issuance under this plan cannot exceed 1,993,816 shares. For any options granted pursuant to this plan, one half will vest on the first anniversary date of the date of grant, and the remaining one half will vest on the second anniversary date of the date of grant. Continued employment with the Company is one of the requirements of vesting. The option period and exercise price will be specified for each option granted, as determined by the Board of Directors, but in no case shall the option period exceed five years from the date of grant, and the exercise price cannot be less than one half the market price of the Company's common shares on the date of grant. Pursuant to the plan, on December 21, 1994, the Board granted options totaling 1,804,166 shares to the employees of the Company and advisory panel members. A total of 415,000 options were granted with an exercise price of $2.00 per share and 1,389,166 options with an exercise price of $3.00 per share.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 11 - COMMON STOCK TRANSACTIONS [Continued]

  On September 12, 1994, the Board of Directors approved the issuance of common stock options to members of its advisory panel. Each panel member was granted options to purchase 50,000 restricted shares at an exercise price of $3.00 per share for a period of five years. At the time of the grant, there was no trading market for either the Company's common shares or for options on those shares, although the Company had received a price of $2.00 per share for common stock of the Company's privately-owned, sole subsidiary [See Note 19]. Consequently, no compensation has been recorded in connection with the granting of these options.

  As of December 31, 1995 none of the above options have been exercised [See
  Note 22]

  On March 21, 1994 in connection with the execution of the proxy agreement [See note 12], the Company entered into a separate consulting agreement with this outside consultant granting him warrants to purchase 6,000,000 restricted common shares for a cash payment of $1,000,000. The warrants are irrevocable and exercisable for a period of five years. At December 31, 1995 none of the warrants have been exercised.

  During July 1994, in connection with conversion of three notes payable into common shares of the subsidiary [See Note 8], the Company issued warrants to purchase up to an aggregate of 317,500 shares of common stock of the Parent Company upon payment of $2.00 per share. The warrants are exercisable until April 29, 1997. At December 31, 1995, none of the warrants have been exercised.

  The following table is a summary of option and warrant transactions for the years ending:

                                         December 31,
                                         1995     1994
   Outstanding, beginning of year        8,121,166              -

   Granted during the year                 543,000     8,121,166

   Canceled or forfeited during
   the year                              (171,000)              -

   Exercised during the year                     -              -
   Outstanding end of year
    (at prices ranging from
    $.1667 to $9.00 per share)           8,493,166     8,121,166
   Eligible, end of year for
    exercise currently (at prices
    ranging from $.1667
    to $5.00 per share)                  7,588,583     7,082,500

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 12 - CHANGE IN CONTROL

  On March 21, 1994, and later amended in June, 1994 and August 1995, certain officers, directors and controlling shareholders of the Company entered into a proxy agreement wherein they assigned the voting rights of their common stock (voting control of approximately 43.0%) to an individual with experience and expertise in managing various businesses and who became an outside consultant, to the Company. The proxy agreement has a term expiring on December 31, 1998 and is irrevocable [See Note 13].

  On July 1, 1994, a meeting of the Board of Directors was held and the officers and directors submitted their resignations. Their positions have been filled subsequently by persons newly-hired by the Company.

NOTE 13 - RELATED PARTY TRANSACTIONS

  During the year ended December 31, 1995, the Company paid consulting fees of $51,600 and provided the use of a furnished home to a corporation controlled by an outside consultant who has proxy voting control of the Company [See
  Note 12] and is the holder of certain warrants to purchase shares of the Company's common Stock [See Note11]. Rental income and offsetting consulting fees expense of $4,800 was recorded.
  On July 31, 1994, the Company purchased a building contract for a cash payment of $75,000. The contract provided for the construction of the new facility now occupied by the Company. The purchase price was paid to a partnership in which the outside consultant with proxy voting rights was a partner.

  In connection with the voting rights of the former officers and directors being assigned by proxy to an outside consultant, the Company entered into agreements with certain former officers and directors wherein 2,798,223 shares of the Company's common stock were returned and canceled. [See Note 12]. The former officers and directors released the Company from obligations payable to them totaling $242,270. The Company indemnified the former officers and directors for their past services rendered, and released them from certain obligations payable to the Company totaling $120,068. Prior to this simultaneous release of obligations, a relative of one of the directors made non-interest bearing cash advances to the Company totaling $32,900. All related party payables and receivables were forgiven by the action noted above, and as of December 31, 1994, the balance of related party receivables and payables was zero.

  During the year ended December 31, 1993, the Company received $30,750 from an officer and director and a related party to such officer. The amounts bore no interest and were payable upon demand. Amounts payable at December 31, 1993 was $35,462. Amounts receivable from the officer and director at December 31, 1993 was $3,474. During 1994 the receivables and payables were forgiven in connection with an indemnity agreement, see above.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS
NOTE 13 - RELATED PARTY TRANSACTIONS [Continued]

  During the years ended December 31, 1993, the Company loaned amounts to, and received loans from, a director and a related party to such director. Amounts bore no interest and were payable on demand. Amounts payable to the director and related party to such director at December 31, 1993 was $147,452. Amounts receivable from the same individuals at December 31, 1993 were $71,581. During 1994 the receivables and payables were forgiven in connection with indemnity agreement, see above.

  Also during 1994, the Company extended a cost of living expense allowance to its president, Mr. Claude Goldsmith, in lieu of requiring the filing of expense reports monthly. The monthly allowance of $2,000 began on September 1, 1994 and was paid to Mr. Goldsmith up until his resignation due to illness in December, 1994. The expense reimbursement arrangement was a non-accountable plan and was treated as compensation paid to Mr. Goldsmith.

  During 1993, a director and related party to such director accepted 29,708 shares of common stock, at $5.00 a share, as payment for $148,540 of payables.

NOTE 14 - CONTINGENCIES

  Payroll Taxes - Certain of the Company's compensation practices prior to the year ended December 31, 1990 fall under section 3401 of the Internal Revenue Code. The complexity of this section results in areas of uncertainty and requires interpretation. The IRS may question the current interpretation.
  If the Company's interpretation does not prevail, payroll taxes and the related penalties could be assessed. The possible assessment and penalty cannot be determined at this time. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.
  In connection with the resignation of previous officers, a former officer took ownership of a truck which was under lease by the Company and accounted for as a capital lease. The former officer is personally making the payments on the lease. However, the lease obligation is in the Company's name and, thus, the Company is contingently liable should the former officer fail to make the required payments. At December 31, 1995 the unpaid balance of the lease was $12,311. The lease also contains a buy-out option of $7,447.

  Product Warranties - The Company provides certain product warranties to customers including repair or replacement for defects in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 1995 and 1994, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refunds have been paid to any customer as of December 31, 1995. However, management believes the allowance for warranty would be currently immaterial to the financial condition of the Company.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES [Continued]

  Litigation - The Company is involved in various litigation's as part of its normal business operations. In the opinion of management and counsel, the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position.

NOTE 15 - SIGNIFICANT CUSTOMERS

  For the year ended December 31, 1995, the Company had four significant customers, AT & T (16%), Cybex Technologies (10%), Hewlett-Packard (26%) and Motorola (29%), which accounted for 81% of its total revenue. During 1994, 90% of the Company's total revenues came from four significant customers. During 1993, 86% of the Company's total revenue came from three significant customers.

NOTE 16 - CONTINUING OPERATIONS

  During its existence, the Company has incurred operating losses from inception totaling of $(7,087,673) including $(2,544,247), $(1,145,056), and
  $(1,073,985) during the years ended December 31, 1995, 1994, and 1993, respectively. Net cash used by operations amounted to approximately $2,944,444, $1,817,209, and $775,557 during the same periods.

  Historically, the Company has raised the required financing for its activities through the sale of the Company's common shares and from short-term borrowings. During 1995, the Company used these same methods in raising what management believes will be sufficient cash funds to finance the projected cash requirements through 1996 when accompanied by projected sales revenues. In March, 1995, the Company sold 1,000,000 of its common shares at a price of $4.00 per share raising a total of $4,000,000 in cash. Additionally, the Company has arranged with a financial institution a $5,000,000 line of credit. Borrowings against this line are secured by certain current assets of the Company including cash. Management of the Company believes that at December 31, 1995, the Company is capable of financially meeting the demands inherent as normal sales and manufacturing continue to develop during 1996.

  Not withstanding the above, as disclosed in a recently filed Form 8-K, pursuant to the desire of management of the Company to enhance the capability of the Company to distribute its products to a world wide market in an accelerated time frame, the Company has engaged Cowen & Company to act as the Company's investment banker in exploring the possibility of establishing strategic and financial relationships with one or more companies, which may include the sale or merger of the Company [See Note 22].

  In addition to these considerations, the Company continues to participate with Motorola, Inc. in the development of an "open architecture" controller standard for Motorola's manufacturing divisions world wide. Management believes this represents a significant opportunity for the Company to further the commercial acceptance of its products, both by Motorola and other customers.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 16 - CONTINUING OPERATIONS [Continued]

  Because of the cash position of the Company at December 31, 1995, the accompanying financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary, should the Company be unable to achieve profitable operations and generate sufficient working capital to fund operations and pay or refinance its current obligations.

NOTE 17 - AGREEMENTS
  During the year ended December 31, 1992, the Company entered into a business referral agreement and a capital referral agreement with A-K Associates, Inc. [A-K]. The purpose of such agreements was to generate customers and/or capital investments for the Company. The term of each agreement was ten years from the date that the Company approves the referral. During 1994, the Company entered into negotiations with A-K to terminate said agreements, believing the long-term effect was not beneficial to the Company. An agreement was reached in early 1995 to settle this matter for a cash payment of $10,000. The Company also canceled 2,963 shares of common stock which had previously been accounted for as issued.

NOTE 18 - INCOME TAXES

  The Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109] during Fiscal 1993. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1995 and 1994, the total of all deferred tax assets was $3,309,029 and $2,150,780 and the total of the deferred tax liabilities was $1,622,594 and $245,751. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,686,435 and $1,905,028 as of December 31, 1995 and 1994, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 1995, was $(218,593).

  The Company has available at December 31, 1995, unused tax operating loss carryforwards of approximately $8,228,256, which may be applied against future taxable income and which expire in various years beginning 2004 through 2010.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 18 - INCOME TAXES [Continued]

  The components of income tax expense from continuing operations for the years ended December 31, 1995 and 1994 consist of the following:

                                         December 31,
                                         1995     1994
  Current income tax expense:
   Federal                            $        -      $       -
   State                                       -              -

     Net current tax expense                   -              -

  Deferred tax expense (benefit)
    arising from:
  Excess of tax over financial
    accounting depreciation           $   26,081      $  18,589
  Capitalized software development
    costs                                 93,832        209,128
  Amortization of goodwill             1,275,274              -
  Accrual of vacation wages payable      (17,727)             -
  Net operating loss carryforwards    (1,158,868)      (722,403)
  Valuation allowance                   (218,593)       494,686

     Net deferred tax expense         $        -      $       -

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income. There is no portion of current or deferred tax expense that is required to be allocated to the extraordinary item.

  A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                      Year Ended December 31,
                                          1995       1994
  Computed tax at the expected
    federal statutory rate                 34.00%     34.00%
  Excess of tax over financial
    accounting depreciation                (4.77)      1.50
  State income taxes, net of
    federal income tax benefits             6.00       6.00
  Capitalized software development
    costs                                 (17.17)     16.91
  Amortization of goodwill               (233.36)        -
  Accrual of vacation wages payable         3.24         -
  Net operation loss carry forward        212.06     (58.41)

  Effective income tax rates                0.00%     00.00%

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 18 - INCOME TAXES [Continued]

  The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1995 and 1994:

                                            December 31,
                                          1995       1994
  Excess of book over tax accounting
    depreciation                         (44,360)    (18,279)
  Capitalized software development
    cost                                (302,960)   (209,128
  Amortization of goodwill            (1,275,274)  2,132,435
  Accrual of vacation wages payable       17,727           -
  NOL carryforwards                    3,291,302           -


  The deferred taxes are reflected in the  balance sheet as follows:

                                      Year Ended December 31,
                                          1995       1994
  Short term asset (liability)          $ 17,727   $ 18,345
  Long term asset (liability)           $(17,727)  $(18,345)


NOTE 19 - MINORITY INTEREST

  On July 31, 1994, the Company's subsidiary sold by private placement memorandum 2,500,000 shares of its common stock at $2.00 per share for total cash proceeds of $5,000,000. The sale of the common stock, along with the conversion of $635,000 of convertible notes payable to the subsidiary's common stock, created a 12.4% minority interest in the subsidiary.

  In July 1995, the shareholders of the Company's subsidiary approved a merger of the subsidiary into the Parent company through the exchange of one share of the Company's restricted common stock for each of the 2,829,419 shares of the Subsidiary's common stock held by the minority interest shareholders. The merger was effective August 31, 1995, and left the Parent as the sole surviving entity. The purchase of the minority interest by the Parent created "goodwill" of $3,260,646 which has been recorded and is being amortized by the Parent. [See Note 1 and 11]

NOTE 20 - 401(K) RETIREMENT SAVINGS PLAN

  During 1994, the Company adopted a 401(k) Retirement Savings Plan. All employees at least 21 years old who have completed 3 months of service are eligible to enroll in the plan. Employees may contribute up to 15% of their pay each period to the plan. The Company will match 50% of the employee's contribution to the plan up to a maximum of 2% of the employees annual pay. The employees will vest in the employers contribution over a five year period. For the year ended December 31, 1995 and 1994, the Company contributed $16,284 and $5,685 to the plan, respectively.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 21 - EXTRAORDINARY ITEM

  Pursuant to the change in control described in Note 12, the Company negotiated a forgiveness of certain related party payables and receivables. Related party payables forgiven exceeded related party receivables forgiven by approximately $126,000. Additionally, new management succeeded in negotiating forgiveness of approximately $62,000 in lease, royalty, and other trade payables. The net forgiveness of payables has been treated as an extraordinary item in these financial statements.

NOTE 22 - SUBSEQUENT EVENTS

  Stock Options

  In connection with matters relating to new and existing personnel and a new board member in early 1996, the Board of Directors granted additional options to purchase 125,000 shares of common stock exercisable at either $5.00 or $9.00 per share. Employees who have left the Company since December 31, 1995 have forfeited options representing a total of 30,000 shares with an exercise price of $5.00 per share.

  In February 1996, four option holders, who are no longer employed or under contract with the Company, elected to exercise all or part of their options to purchase restricted shares from the Company. A total of 315,000 shares were purchased at the option exercise price of $2.00 per share. Also, 325 shares were purchased for an option exercise price of $3.00 per share. Based on a quoted market price at the time of exercise of approximately $10.00 per share, the Company for tax purposes will recognize a compensation deduction of approximately $1,002,300 in 1996.
  After giving effect to the transactions occurring during January through February 15, 1996, the total number of stock options and warrants outstanding and unexercised represent 8,588,166 shares.

  Investment Banker Engaged

  In an agreement signed January 8, 1996, the Company engaged Cowen & Company ("Cowen") to act as the Company's investment banker. The Company intends to explore with Cowen the possibility of establishing strategic and financial relationships with one or more companies, which may include the sale or merger of the Company. The term of this engagement extends through December 31, 1996 [See Note 12].

  Changes in the Board of Directors

  On December 15, 1995, the Board of Directors elected a new director to the Board of the Company, effective January 1, 1996 and until the election of directors at the next annual Shareholders' meeting. In connection with his compensation for service as a Board member, the Company restructured its obligations under a previous option agreement negotiated with the individual pursuant to a consulting agreement dated July 15, 1995. In exchange for the consultant's release of the Company from its previous obligations, the Company has granted him non-qualified options to purchase 40,000 shares of restricted common stock at $5.00 per share, which will vest immediately.

                             CIMETRIX INCORPORATED

                         NOTES TO  FINANCIAL STATEMENTS

NOTE 22 - SUBSEQUENT EVENTS [Continued]
  Sale of Residential Property

  On January 13, 1996, the Company accepted an earnest money offer to purchase the residential real estate owned by the Company. The offer was tendered by a shareholder of the Company at a purchase price of $275,000. The closing is scheduled to take place in May, 1996.

  Lawsuit

  On February 8, 1996, the Company filed a suit seeking declaratory relief and a determination of the validity of the issuance of certain shares of the Company's common stock to former members of management and their families. The suit was only recently filed and counsel cannot predict the probability of success.

Date Filed: March 28, 1996                    SEC File No. 0-16454







SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549





EXHIBITS

TO

FORM 10-KSB

UNDER

THE SECURITIES EXCHANGE ACT OF 1934







CIMETRIX INCORPORATED