Form 10-Q
period 1996-03-31
CIMETRIX INC
filed 1996-05-15
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR
[    ]         TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to


                     Commission file number        0-16454


                             CIMETRIX INCORPORATED
                -----------------------------------------------

               (Exact name of registrant as specified in charter)


         NEVADA                                             87-0439107
       (State or other                                  (I.R S. Employer
       jurisdiction of incorporation )                 Identification No.)


           2222 SOUTH 950 EAST, PROVO, UTAH                    84606
     (Address of principal executive offices)                 (Zipcode)

                                  801-344-7000
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [ X]   NO[  ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 13, 1996, the Registrant had 18,806,428 shares of its common stock, par value $.0001, that were outstanding.

                                     PART I

                             FINANCIAL INFORMATION




              ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q


Cimetrix Incorporated (the "Registrant" ) files herewith unaudited condensed balance sheets of the Registrant as of March 31, 1996 and December 31, 1995 ( the Registrant's most recent fiscal year ), unaudited condensed statements of operations for the three months ended March 31, 1996 and 1995 and unaudited condensed statements of cash flows for the three months ended March 31, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended December 31, 1995.

                                CIMETRIX,  INC.

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                (AUDITED)
                                                  March  31,   December 31,
                                                      1996         1995
                                                 -------------- -------------
    CURRENT ASSETS:
       Cash and cash equivalents                 $  2,138,611   $ 2,345,483
       Accounts receivable                            191,452        67,544
       Inventories                                    552,017       619,192
       Prepaid expenses                               238,702       217,818
       Current deferred tax asset, net                 17,727        17,727
                                                 -------------- -------------
          Total Current Assets                      3,138,509     3,267,764

    PROPERTY AND EQUIPMENT, net                     1,724,325     1,732,247

    OTHER ASSETS:
       Other Assets                                     9,241         9,242
       Capitalized software cost, net                 748,462       757,400
       Technology, net                                754,106       767,306
       Goodwill, net                                3,133,841     3,188,186
                                                 -------------- -------------
          Total Other Assets                     $  4,645,650   $ 4,722,134
                                                 -------------- -------------
          Total Assets                           $  9,508,484   $ 9,722,145
                                                 ============== =============



                     LIABILITIES AND STOCKHOLDERS'  EQUITY

    CURRENT LIABILITIES:
       Accounts payable                          $    119,038   $   174,126
       Accrued  payroll and vacation                   94,214       121,424
       Accrued expenses                                10,484           100
       Notes payable-current portion                   22,092        22,092
       Capital lease obligation-current portion        19,901        19,901

                                                 -------------- -------------
          Total Current Liabilities                   265,729       337,643

    DEFERRED TAX LIABILITY                             17,727        17,727
    NOTES PAYABLE,  net of current portion            271,673       271,673
    CAPITAL LEASE OBLIGATION,  net of
       current portion                                 18,826        24,471

                                                 -------------- -------------
          Total Liabilities                      $    573,955   $   651,514
                                                 -------------- -------------

    STOCKHOLDERS' EQUITY:
       Common stock                              $      1,877   $     1,846
       Additional paid in capital                  17,913,607    16,156,458
       Accumulated deficit                         (8,547,408)   (7,087,673)
       Unearned compensation expense,
       stock options                                 (433,547)            -
                                                 -------------- -------------
          Total Stockholders' Equity                8,934,529     9,070,631
                                                 -------------- -------------
          Total Liabilities and Stockholders'
          Equity                                $   9,508,484  $  9,722,145
                                                =============   =============


NOTE:The accompanying notes are an integral part of these financial statements.

                                CIMETRIX,  INC.
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                                            For the Three Months Ended March  31
                                           ------------------------------------
                                                1996                    1995
                                           ---------------       ---------------

NET SALES                                  $    280,876            $    70,836
                                           ---------------       ---------------

OPERATING EXPENSE:
  Cost of Goods Sold                       $    140,455            $    19,869
  Selling, Marketing and Customer Support       322,762                107,795
  Research and Development                      288,801                221,329
  General and administrative                    317,192                281,599
       Compensation related to options          692,658                      -
                                           ---------------       ---------------
      Total operating Expenses                1,761,868                630,592
                                           ---------------       ---------------

LOSS FROM OPERATIONS                       $ (1,480,992)           $  (559,756)
                                           ---------------       ---------------

OTHER INCOME (EXPENSE):
  Interest income                          $     23,120            $    27,999
  Interest expense                               (1,863)               (11,258)
                                           ---------------       ---------------
         Total Other Income  (Expense)        $  21,257            $    16,741
                                           ---------------       ---------------
LOSS BEFORE MINORITY INTEREST AND
   INCOME TAXES                              (1,459,735)              (543,015)

LESS MINORITY INTEREST IN OPERATIONS
   OF SUBSIDIARY                                      -                (65,162)
                                           ---------------       ---------------

LOSS BEFORE INCOME TAXES                     (1,459,735)              (477,853)

CURRENT INCOME TAX EXPENSE (BENEFIT)                  -                      -

DEFERRED INCOME TAX EXPENSE (BENEFIT)                 -                      -
                                           ---------------       ---------------

NET LOSS                                   $ (1,459,735)           $  (477,853)
                                           ===============       ===============

LOSS PER COMMON SHARE:                     $       (.08)           $      (.03)
                                           ===============       ===============


NOTE: The accompanying notes are an integral part of these financial statements.

                                CIMETRIX,  INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                        For the Three Months
                                                           Ended March 31,
                                                       -----------------------
                                                           1996         1995
                                                        ---------    ----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

 Net loss                                               (1,459,735)    (477,853)
                                                        -----------  -----------
 Adjustments to reconcile net loss
       to net cash used by operating activities:

    Amortization and depreciation                          159,113       49,000
    Minority interest in operation of Subsidiary                 -      (65,162)
    Compensation related to options                        692,658            -
                                                        -----------  -----------

    Changes in assets and liabilities:

     Decrease (increase) in inventory                       67,175     (123,581)
     Decrease (increase) in accounts receivable           (123,908)      (5,669)
     Decrease (increase) in prepaids & deposits            (20,883)      14,275

     Increase (decrease) in accounts payable
       and accrued expenses                                (44,704)    (236,771)
     Increase (decrease) in accrued payroll                (27,210)     (41,735)
                                                        -----------  -----------

         Total adjustments                                  702,241    (409,643)
                                                        -----------  -----------

         Net Cash Flow Used by Operating Activities        (757,494)   (887,496)
                                                        -----------  -----------

CASH FLOWS TO INVESTING ACTIVITIES:

    Payments for capitalized software costs                 (34,162)    (47,726)
    Purchase of PP&E - net of retirements                   (40,546)   (119,245)
    Proceeds from receivable-related party                        -        (183)
                                                        -----------  -----------
         Net Cash Used in Investing Activities              (74,708)   (167,154)
                                                        -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                  630,975   4,000,000
    Payment of stock offering costs                               -     (24,525)
    Net change in capitalized leases                         (5,645)      4,727
    Proceeds from notes payable                                   -           -
    Payments for notes payable                                    -  (1,000,000)
    Payments on payable-related party                             -           -
                                                        -----------  -----------
         Net Cash Provided by Financing Activities          625,330   2,980,202
                                                        -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (206,872)  1,925,552


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         2,345,483    3,365,186
                                                        -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               2,138,611    5,290,738
                                                        -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the year for:
         Interest                                            1,863       11,258
         Income taxes                                            -            -
                                                        -----------  -----------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    For the three months ended March 31, 1995:

         None


    For the three months ended March 31, 1996:

        Option holders exercised options to purchase 315,000 shares of restricted stock at $2.00 per share and 325 shares at $3.00 per share,
        resulting in proceeds to the Company of $630,975.   [See Note 7].

        Compensation expense of $692,658,was recognized for all options issued during the quarter and for certain previously issued options
        [See Note 10].


NOTE: The accompanying notes are an integral part of these financial statements.

                                CIMETRIX,  INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the                  For the
                                    Three Months Ended      Nine Months ended
                                       September 30,          September 30,
                                ----------------------  -----------------------

                                     1995        1994        1995        1994
                                ----------------------  -----------------------
NET SALES                       $ 174,844   $ 254,100   $ 415,575   $ 419,490
                                ----------  ----------  ----------  -----------
OPERATING EXPENSES:
 Cost of Goods Sold                56,482     128,640     132,571     166,219
 Selling, Marketing and
 Customer Support                 260,858      78,620     722,141     102,571
 Research and  Development        188,478      72,573     629,011     400,704
 General and Administrative       239,280     341,261     809,294     847,273

    Total Operating Expenses      745,098     621,094   2,293,017   1,516,767

LOSS FROM OPERATIONS             (570,254)   (366,994) (1,877,442) (1,097,277)
                                ----------  ----------  ----------  -----------

OTHER INCOME (EXPENSE):
 Interest income                   48,239      33,075     136,411      33,075
 Interest expense                  (1,464)    (14,245)    (13,784)    (31,723)
 Gain (Loss) on disposition
 of assets                              -           -      (3,485)          -

    Total Other Income (Expense)   46,775      18,830     119,142       1,352
                                ----------  ----------  ----------  -----------

LOSS BEFORE MINORITY INTEREST
 AND INCOME TAXES                (523,479)   (348,164) (1,758,300) (1,095,925)


LESS MINORITY INTEREST IN
 OPERATIONS OF SUBSIDIARY         (50,631)    (47,051)   (198,810)    (47,051)
                                ----------  ----------  ----------  -----------

LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM              (472,848)   (301,113) (1,559,490) (1,048,874)

CURRENT INCOME TAX
 EXPENSE (BENEFIT)                      -           -           -           -

DEFERRED INCOME TAX
 EXPENSE (BENEFIT)                      -           -           -           -
                                ----------  ----------  ----------  -----------

LOSS BEFORE EXTRAORDINARY ITEM   (472,848)   (301,113) (1,559,490) (1,048,874)

EXTRAORDINARY ITEM                      -     126,053           -     126,053
                                ----------  ----------  ----------  -----------

NET LOSS                        $(472,848)  $(175,060)$(1,559,490)  $(922,821)
                                ----------  ----------  ----------  -----------
LOSS PER COMMON SHARE           $    (.03)  $    (.01)  $    (.10)  $    (.06)
                                ----------  ----------  ----------  -----------

NOTE: The accompanying notes are an integral part of these financial statements.

                             CIMETRIX INCORPORATED

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments ) necessary to present fairly the financial position and results of operations at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereon included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 1996, the Company had cash equivalents of $1,540,135 invested in commercial paper maturing in April 1996 which are readily convertible into cash and are not subject to significant risk from fluctuation in interest rates; there were no cash equivalents at March 31, 1995.

NET LOSS PER COMMON SHARE - The computation of loss per share of common stock is based on the weighted average shares outstanding during the periods presented. Fully diluted loss per share is not presented because the effect of outstanding options and other common stock equivalents is anti-dilutive.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

DEPRECIATION METHODS - The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives range from 3 - 40 years.

RESEARCH AND DEVELOPMENT - The Company expenses software development costs incurred prior to the establishment of technological feasibility as research and development costs. The Company also expenses hardware design and prototype expenses as incurred.

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

GOODWILL - Goodwill represents the excess of the cost of purchasing the minority interest of Cimetrix (USA) Incorporated, a former subsidiary, over the fair value of the net assets at the date of acquisition, and is being amortized on the straight line method over 15 years. [See Note 8].

ALLOWANCE FOR DOUBTFUL ACCOUNTS - Through March 31, 1996, the Company has had no bad debt experience; therefore no allowance for doubtful accounts has been established.

NOTE 2 - LICENSE AGREEMENTS

During the early part of 1994, the Company entered into a license / royalty agreement with Lynx Real-Time Systems, Inc. ("LYNX"), wherein the Company will be allowed to incorporate certain binary products of LYNX into the controller products of the Company. The Company will pay a fee of $235 per each unit sold which contains a LYNX run-time license product.

Pursuant to an agreement dated July 26, 1995, the Company entered into an additional agreement with LYNX allowing the Company to resell development licenses to its customers. The Company will pay a fee of $500 per development license for each license sold, and has committed to pay an up-front royalty /
license fee for the purchase of 250 licenses, for a total of $125,000.   This
additional agreement also provides the Company with the option, expiring on July 25, 1998, to purchase all existing LYNX development operating system source code. In addition, the Company will receive a substantial discount from the standard list price for any new LYNX source code product through July 25, 1998. The original up-front royalty of $58,750, combined with the additional $125,000 from the latest agreement (for a total of $183,750), is being amortized through the purchase of LYNX products and services until the total payment has been consumed.

NOTE 3 - TECHNOLOGY

Effective July 5, 1995, the Company purchased the technology that was then being licensed from Brigham Young University (BYU), referred to as ROBLINE and ROBCAL. The Company purchased all rights, title, interest and benefit in and to the intellectual property for cash payments of $50,000 per year for ten years which were discounted using an incremental borrowing rate of 9.5% per annum and has been recorded as a note payable, plus 120,000 shares of previously unissued, restricted common stock of the Company for a total purchase value of $793,765. The technology is being amortized over a period of 15 years on a straight-line basis. This technology consists primarily of robot inaccuracy compensation technologies, as integrated by an off-line programming system, and an inaccuracy calibration technique. The proprietary robot inaccuracy calibration technology can be configured to function with virtually any off-line programming software and any robot.

Pursuant to the now canceled license agreement with BYU, the Company was required to make royalty payments of 3/4 of one percent of net sales of the Company. Minimum royalty payments equaled $40,000 per year. In connection with the previous licensing of the technology, the Company issued 180,000 shares of restricted common stock to BYU, valued at $.10 per share. The Company also issued a total of 440,000 shares of restricted common stock, valued at $.01 per share, to a director and other employees of the Company for their efforts in the development of the licensed technology. Subsequently, the Company issued 180,000 restricted common shares in 1990 and another 180,000 restricted common shares in 1991 (both valued at $.0001 per share ) to employees of the Company for their continued active participation in the commercialization and distribution of the licensed technology.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS

In 1994, it was determined the Company had passed the point of "technological feasibility" with its Cimetrix Open Development Environment ("CODE", formerly "ROBLINE") system software, and, hence, according to FASB 86 - "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,"
further development costs should be capitalized.   During 1995 and 1994, the
Company capitalized $341,416 and $519,984, respectively, of direct and indirect costs associated with the effort to bring the Company's software products to a point of general release to customers. Amortization began in January 1995, and is computed as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over five years. As the Company develops ancillary, complementary software tools and applications products, it is expected there may be capitalization of additional software costs.

NOTE 5 - PATENTS AND COPYRIGHTS

The technology purchased from BYU, along with other technology developed internally, is proprietary in nature. The Company has obtained two patents on certain of the technology, issued in May 1989, and March 1994, respectively. In addition, the Company has registered its entire CODE software system with the Copyright Office of the United States, and will continue to register on a timely basis any updates to current products or any new products. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.

NOTE 6 - NOTES PAYABLE

In connection with the purchase of the technology from BYU [See Note 3] the Company agreed to make payments of $50,000 each year for ten years. This stream of payments was discounted using an incremental borrowing rate of 9.5% per annum, and has been recorded as a note payable with a beginning balance of $343,
765. The first payment was due and paid on September 1, 1995. The principal balance at March 31, 1996 is $293,765.

NOTE 7 -COMMON STOCK TRANSACTIONS

During the quarter ended March 31, 1996, the Company awarded stock options representing 105,000 shares of restricted common stock in connection with the hiring of new personnel for the Company. The options all have an exercise term of five years, with partial vesting occurring on the anniversaries of the individual grant dates. The exercise prices are either $9.00 or $10.00. Employees who have left the Company since December 31, 1995 have forfeited options representing a total of 55,000 shares with exercise prices of $4.00 and $5.00 per share.

In February 1996, four option holders, who are no longer employed or under contract with the Company, elected to exercise all or part of their options to purchase restricted shares from the Company. A total of 315,000 shares were purchased at the option exercise price of $2.00 per share. Also, 325 shares were purchased for an option exercise price of $3.00 per share. Based on the quoted market price at the time of exercise of approximately $10.00 per share, the Company will recognize for tax purposes a compensation deduction of approximately $1,002,300 in 1996.

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

NOTE 8 - MINORITY INTEREST

On July 31, 1994, the Company's subsidiary sold by private placement memorandum 2,500,000 shares of its common stock at $2.00 per share, for total cash proceeds of $5,000,000. The sale of the common stock , along with the conversion of $635,000 of convertible notes payable to the subsidiary's common stock, created a 12.4% minority interest in the subsidiary.

Effective August 31, 1995, the Company purchased the minority interest in the subsidiary by exchanging one share of its common stock for one share of subsidiary stock held by the minority shareholders. Simultaneously, the subsidiary was merged into Cimetrix Incorporated, leaving it as the surviving single entity.

NOTE 9 - SALE OF RESIDENTIAL PROPERTY

In January 1996, the Company accepted an earnest money offer to purchase the residential real estate owned by the Company. The offer was tendered by a shareholder of the Company at a purchase price of $275,000. As of May 15, 1996, the earnest money agreement has been terminated and the Company does not anticipate selling the property in the near future. The Company's president currently resides in this home.

NOTE 10 - COMPENSATION RELATED TO STOCK OPTIONS

For book purposes, and according to APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company is required to record compensation cost related to employee stock option grants as of the "measurement date" computed as the difference between the quoted market price of the stock at the measurement
date, less the amount, if any, that the employee is required to pay.    The
compensation should be expensed in each of the periods in which the employee performs the services as part or all of the consideration for his receiving the options.

In a change of accounting estimate, the Company has recorded in the quarter ended March 31, 1996, the compensation cost related to all options granted during the quarter, and any currently outstanding options that have been previously granted to employees. Additionally, the Company has expensed that portion of the compensation cost related to employee services rendered through March 31, 1996. Employee services are assumed to be rendered over the two year vesting period of the options. Compensation expense for the quarter ended March 31, 1996, was computed to be $692,658.

NOTE 11 - CONTINGENCIES

On February 8, 1996, the Company filed a lawsuit against Claude O. Goldsmith ("Goldsmith"), the Company's former President and director, and W. Keith Seolas ("Seolas"), a former director of the Company, and members of his family. The lawsuit, styled Cimetrix Incorporated v. Waldron Keith Seolas et al., pending in
                ----------------------------------------------------
the Fourth Judicial Court of Utah County, Utah seeks declaratory relief and a determination of the validity of the issuance of approximately 2,000,000 shares of stock to Seolas and his family members. The lawsuit also seeks damages and declaratory relief against Goldsmith, based on his failure to pay to the Company approximately $200,000 in withholding taxes that became payable upon exercise by Goldsmith of a stock option and a determination of the validity of the issuance to Goldsmith of 45,000 shares of stock. Two other former officers and directors have settled potential declaratory relief claims against them by returning to the Company an aggregate of 100,000 shares of common stock. Goldsmith has filed an answer, defenses, and certain counterclaims against the Company and certain of its officers and directors for breach of contract, fraud, conversion, tortious interference, breach of fiduciary duty, and for indemnification. The Company believes that it has strong defenses to all of Goldsmith's counterclaims and intends to vigorously defend them. Discovery has commenced in the proceedings against Seolas and Goldsmith.

On April 26, 1996, Seolas filed a separate action in the United States District Court for Utah, against the Company, all of its directors, and Paul A. Bilzerian, the Registrant's consultant. In his lawsuit, styled Waldron Keith
                                                                -------------
Seolas et al. v. Paul A. Bilzerian et at., Seolas alleges that Mr. Bilzerian
- -----------------------------------------
violated Sections 10 (b), 13, and 14 (a) of the Securities Exchange Act of 1934, and alleges fraud, breach of fiduciary duty, breach of contract in connection with proxies granted by Seolas to Mr. Bilzerian to vote Seolas' shares on routine shareholder matters and in connection with the acquisition by Mr. Bilzerian of options to acquire 6,000,000 shares of the Company's stock granted in exchange for his consulting services. Seolas also alleges various breaches of fiduciary duties by the members of the Board of Directors and fraud by the Company in connection with the return of certain shares by Seolas to the Company. The Company believes that it has strong defenses to all of Seolas' claims and intends to vigorously defend them. Although the lawsuit was only recently filed, counsel believes the claims against the Company are frivolous and inconsistent because Seolas also purports to derivatively sue Mr. Bilzerian on behalf of the Company. Mr. Bilzerian and the members of the Company's Board of Directors also believe that they have strong defenses to Seolas' claims and intend to vigorously defend them.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


RECENT DEVELOPMENTS
INVESTMENT BANKER ENGAGED

In an agreement signed January 8, 1996, the Registrant engaged Cowen & Company ("Cowen") to act as the Registrant's investment banker. The Registrant is exploring with Cowen the possibility of establishing strategic and financial relationships with one or more companies, which may include the sale or merger of the Registrant. The term of this engagement extends through December 31, 1996. Currently, there has been no letter of intent or other contractual agreement signed beteween the Registrant and any potential candidate.

NEW PERSONNEL AND PROMOTIONS

During the quarter ended March 31, 1996, the Registrant's Board of Directors appointed Paul A. Bilzerian as President. In addition, the Registrant employed Mr. Robert Reback as the new Vice President of Sales and Marketing, along with two other individuals to serve as regional sales managers for the East Coast and West Coast, respectively. The Registrant also continued to hire new engineers and other support people. Options to purchase a total of 105,000 shares of the Registrant's common stock were also granted to certain of the new hires. In the opinion of management, each of these individuals brings unique experience and background necessary to assist the Registrant to fully develop its projected
commercial potential.    Additionally, Dr. Steve Sorensen, an employee since
1989, has been promoted to Executive Vice President of Engineering, and Larry Fluckiger has been promoted to Vice President of Software Development, further enhancing the coordination and supervision of the Registrant's commercialization efforts.

CAPITAL AND LIQUIDITY

At March 31, 1996, the Registrant had total current assets of $3,138,509and total current liabilities of $265,729 resulting in a working capital ratio of
11.81: 1.   Current assets at March 31, 1996, included a cash balance and cash equivalents of $2,138,611.

     At March 31, 1996, the level of inventory had decreased slightly to $552,017 from $619,192 at December 31, 1995 as inventory sold in the first fiscal quarter was replaced somewhat in continued anticipation of expanding sales volumes.

     Accounts receivable increased to $191,452 at March 31, 1996 from $67,544 at December 31, 1995, reflecting an increased level of sales in the month of March 1996 as compared to December 1995. Current liabilities decreased to $265,729 at March 31, 1996 from $337,643 at December 31, 1995.

     Currently, all accounts payable are paid on a net/30 basis.   Also, the
Registrant has continued to fund the hiring of critical path personnel and to fund the purchase of equipment and software tools needed to further the commercialization of the Registrant's products. Approximately $41,000 was spent on capital equipment during the quarter ended March 31, 1996, and management anticipates that spending for additional capital equipment necessary to meet anticipated growth may exceed $250,000 during the 1996 fiscal year and will be funded by use of cash or other working capital of the Registrant.

     Management of the Registrant believes that product sales will constitute a growing, significant source of funds during the remainder of this fiscal year and into the future. At present , the Registrant anticipates there will be no need for selling additional equity securities in the near future, but that some equity funds may come to the Registrant through the exercise of options currently outstanding. During the quarter ended March 31, 1996, the Registrant received cash proceeds of approximately $631,000 from the exercise of options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED--MARCH 31, 1996
     The Registrant's revenues from operations for the quarter ended March 31, 1996 were $280,876 as compared to $70,836 for the quarter ended March 31, 1995. Although not a large numerical increase, the revenues for 1996 actually reflect sales to new customers, and further represent the beginning of the expected establishment of regular sales revenue streams from a larger variety of customers.

     Overall operating expenses have increased to $1,761,868 for the three months ended March 31, 1996 from a total of $630,592 for the same period in 1995. Operating expenses for the quarter ended March 31, 1996 include compensation expense of $692,658 related to option grants made previously to employees, directors, and consultants of the Registrant. Additional explanations may be found in the following paragraphs.

     Selling, marketing and customer support expenses increased to $322,762 for the quarter ended March 31, 1996 as compared to $107,795 for the same period in 1995. This increase reflects the Registrant continued focus on new personnel, and additional cash resources in penetrating the markets for its products. New advertising materials have been created. Travel expenses related to marketing efforts during the first quarter of 1996 are significantly higher when compared to the first quarter of 1995 because of the increasing marketing efforts. Also, the Registrant participated in the NEPCON West trade show in Anaheim, California in February 1996. There was no similar activity in the first quarter of 1995.

     Research and development expenses increased to $288,801 (net of capitalized software costs) for the quarter ended March 31, 1996, as compared to $221,329 for 1995. Management of the Registrant continues its commitment to improving, updating, and creating new applications for the CODE software.

     General and administrative expenses of the Registrant are also significantly greater for the first quarter of 1996 ($1,009,850) as compared to
the first quarter of 1995 ($281,599).   The major portion of that increase
($692,658) is attributable to compensation expense associated with the previous granting of options that is being recognized in the current quarter. The remaining general and administrative expenses ($317,192) is comparable to the first quarter of the prior year given the increasing activity of the Registrant. At the quarter ended March 31, 1996, there were 45 employees, as compared to 32 at March 31, 1995, many of them hired as professional engineering and management personnel at the higher end of salary levels for the Registrant.

     Due to increased operating expenses that surpassed increases in revenues, the Registrant incurred a net loss of $1,459,735, for the three months ended March 31, 1996 as compared to a net loss of $477,853 for the three months ended
March 31, 1995.   Management believes that the Registrant will be able to
develop a stream of regular sales and anticipates sales revenues to increase through the end of fiscal 1996. However, there is no guarantee the Registrant will be able to develop profitable operations during 1996.

SIGNIFICANT CUSTOMERS

During the quarter ended March 31, 1996, major customers of the Registrant included 3M (18%), Delco (15%), Motorola (13%), and Robodyne (18%). In addition, the Registrant had sales to a Japanese firm, Aries, which accounted for 15% of sales for the quarter.
                                    PART II

                               OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS

On February 8, 1996, the Registrant filed a lawsuit against Claude O. Goldsmith ("Goldsmith"), the Registrant's former President and director, and W. Keith Seolas ("Seolas"), a former director of the Registrant, and members of his family. The lawsuit, styled Cimetrix Incorporated v. Waldron Keith Seolas et
                             ------------------------------------------------
al., pending in the Fourth Judicial Court of Utah County, Utah seeks declaratory
- ---
relief and a determination of the validity of the issuance of approximately 2,000,000 shares of stock to Seolas and his family members. The lawsuit also seeks damages and declaratory relief against Goldsmith, based on his failure to pay to the Registrant approximately $200,000 in withholding taxes that became payable upon exercise by Goldsmith of a stock option and a determination of the validity of the issuance to Goldsmith of 45,000 shares of stock. Two other former officers and directors have settled potential declaratory relief claims against them by returning to the Registrant an aggregate of 100,000 shares of common stock. Goldsmith has filed an answer, defenses, and certain counterclaims against the Registrant and certain of its officers and directors for breach of contract, fraud, conversion, tortious interference, breach of fiduciary duty, and for indemnification. The Registrant believes that it has strong defenses to all of Goldsmith's counterclaims and intends to vigorously defend them. Discovery has commenced in the proceedings against Seolas and Goldsmith.

On April 26, 1996, Seolas filed a separate action in the United States District Court for Utah, against the Registrant, all of its directors, and Paul A. Bilzerian, the Registrant's consultant. In his lawsuit, styled Waldron Keith
                                                                -------------
Seolas et al. v. Paul A. Bilzerian et at., Seolas alleges that Mr. Bilzerian
- -----------------------------------------
violated Sections 10 (b), 13, and 14 (a) of the Securities Exchange Act of 1934, and alleges fraud, breach of fiduciary duty, breach of contract in connection with proxies granted by Seolas to Mr. Bilzerian to vote Seolas' shares on routine shareholder matters and in connection with the acquisition by Mr. Bilzerian of options to acquire 6,000,000 shares of the Registrant's stock granted in exchange for his consulting services. Seolas also alleges various breaches of fiduciary duties by the members of the Board of Directors and fraud by the Registrant in connection with the return of certain shares by Seolas to the Registrant. The Registrant believes that it has strong defenses to all of Seolas' claims and intends to vigorously defend them. Although the lawsuit was only recently filed, counsel believes the claims against the Registrant are frivolous because Seolas also purports to derivatively sue Mr. Bilzerian on behalf of the Registrant. Mr. Bilzerian and the members of the Registrant's Board of Directors also believe that they have strong defenses to Seolas' claims and intend to vigorously defend them.

Other than as stated above, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such proceedings by or against the Registrant have been threatened.



          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Registrant anticipates holding an annual shareholders' meeting on Saturday, August 24, 1996, at the Red Lion Hotel, 255 South West Temple, Salt Lake City, Utah 84101.


     No matters were submitted to a vote of shareholders during the quarter ended March 31, 1996.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



EXHIBITS

    None.

REPORTS ON FORM 8-K
The Registrant filed a report on Form 8-K dated January 8, 1996 related to changes in the Board of Directors. There were no other reports on Form 8-K for the quarter ended March 31, 1996.



                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Cimetrix Incorporated

Date: May 15, 1996         By/s/ Kitt R. Finlinson, Vice President of Finance
                             (Duly Authorized Officer and Principal
                              Financial and Accounting Officer )