Form 10-Q
period 1996-09-30
CIMETRIX INC
filed 1996-10-23
CIK 786620

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-Q
     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  September 30, 1996
                --------------------------------------------------

                                        OR
     [   ]                TRANSITION REPORT PURSUANT TO 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    --------------


                   Commission file number        0-16454
                                         ---------------------




                               CIMETRIX INCORPORATED
           ------------------------------------------------------------
                (Exact name of registrant as specified in charter)


                   NEVADA                               87-0439107
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation)

         2222 South 950 East, Provo, Utah                       84606
     ----------------------------------------               -------------
     (Address of principal executive offices)                 Zip code

                                       801-344-7000
     -----------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                       NOT APPLICABLE
     -----------------------------------------------------------------------
      (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days.   YES [ X ]
     NO [   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
     securities under a plan confirmed by a court.   YES [  ]    NO [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of October 21, 1996, the Registrant had 18,246,428 shares of its common stock, par value $.0001, that were outstanding.




                                      PART I

                              FINANCIAL INFORMATION



               ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

     CIMETRIX Incorporated (the "Registrant") files herewith unaudited condensed balance sheets of the Registrant as of September 30, 1996 and December 31, 1995 (the Registrant's most recent fiscal year), unaudited condensed statements of operations for the three months and nine months ended September 30, 1996 and 1995 and unaudited condensed statements of cash flows for the nine months ended September 30, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended December 31, 1995.



                             CIMETRIX INCORPORATED

                       UNAUDITED CONDENSED BALANCE SHEETS



                                        ASSETS
                                                                              (Audited)
                                                         September 30,        December 31,
                                                             1996                 1995
CURRENT ASSETS:
      Cash                                                 $    2,482,811    $    2,345,483
      Accounts receivable                                       1,188,375            67,544
      Inventories                                                 661,248           619,192
      Prepaid expenses                                            367,438           217,818
      Current deferred tax asset, net                              17,727            17,727
                                                           --------------    --------------
Total Current Assets                                            4,717,599         3,267,764

PROPERTY AND EQUIPMENT, net                                       856,563         1,732,247

OTHER ASSETS:
      Other Assets                                                 10,248             9,242
      Capitalized software cost, net   750,364                    757,400
      Technology, net                                             727,706           767,306
      Goodwill, net                                             3,025,151         3,188,186
                                                           --------------    --------------
         Total Other Assets                                $    4,513,469    $    4,722,134
                                                           --------------    --------------
             Total Assets                                  $   10,087,631    $    9,722,145
                                                           ==============    ==============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable                                     $      359,147    $      174,126
      Accrued  payroll and vacation                               131,445           121,424
      Accrued expenses                                              4,470               100
      Notes payable-current portion                                24,191            22,092
      Capital lease obligation-current portion                     19,901            19,901
                                                           --------------    --------------
         Total Current Liabilities                                539,154           337,643

    DEFERRED TAX LIABILITY                                         17,727            17,727
    NOTES PAYABLE, net of current portion                         247,482           271,673
    CAPITAL LEASE OBLIGATION, net of
     current portion                                               11,142            24,471
                                                           --------------    --------------
         Total Liabilities                                 $      815,505    $      651,514
                                                           --------------    --------------
    STOCKHOLDERS' EQUITY:
      Common stock                                         $        1,905    $        1,846
      Additional paid in capital                               18,863,579        16,156,458
      Accumulated deficit                                      (9,159,811)       (7,087,673)
      Unearned compensation expense, stock options               (433,547)                -
         Total Stockholders' Equity                             9,272,126         9,070,631
                                                           --------------    --------------
             Total Liabilities and Stockholders' Equity    $   10,087,631    $    9,722,145
                                                           ==============    ==============


NOTE: The accompanying notes are an integral part of these financial statements.



                               CIMETRIX INCORPORATED

                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended   For the Nine Months ended
                                                          September 30,                September 30,
                                                     1996              1995             1996             1995
NET SALES                                       $  1,311,690     $     174,844    $   1,769,835     $    415,575
                                                ------------     -------------    -------------     ------------
OPERATING EXPENSES:
  Cost of Goods Sold                                 179,368            56,482          420,072          132,571
  Selling, Marketing and Customer Support            349,408           260,858          987,840          722,141
  Research and  Development                          424,479           188,478        1,135,220          629,011
  General and Administrative                         342,515           239,280          991,709          809,294
  Compensation related to options                          -                 -          692,658                -
                                                ------------     -------------    -------------     ------------
     Total Operating Expenses                      1,295,770           745,098        4,227,499        2,293,017
                                                ------------     -------------    -------------     ------------
INCOME (LOSS) FROM OPERATIONS                         15,920          (570,254)      (2,457,664)      (1,877,442)
                                                ------------     -------------    -------------     ------------
OTHER INCOME (EXPENSE):
  Interest income                                     28,102            48,239           74,131            136,411
  Interest expense                                   (37,613)           (1,464)         (40,515)          (13,784)
  Gain (Loss) on disposition of assets               351,910                 -          351,910            (3,485)
                                                ------------     -------------    -------------     -------------
     Total Other Income  (Expense)                   342,399            46,775          385,526           119,142
                                                ------------     -------------    -------------     -------------
INCOME (LOSS) BEFORE MINORITY
  INTEREST AND INCOME TAXES                          358,319          (523,479)      (2,072,138)       (1,758,300)

LESS MINORITY INTEREST IN OPERATIONS
  LOSS OF SUBSIDIARY                                       -           (50,631)               -          (198,810)
                                                ------------     -------------    -------------     -------------
INCOME (LOSS)  BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                             358,319          (472,848)      (2,072,138)       (1,559,490)

CURRENT INCOME TAX EXPENSE (BENEFIT)                       -                 -                -                 -

DEFERRED INCOME TAX EXPENSE (BENEFIT)                      -                 -                -                 -
INCOME (LOSS)  BEFORE
   EXTRAORDINARY ITEM                                358,319          (472,848)      (2,072,138)       (1,559,490)

EXTRAORDINARY ITEM                                         -                 -                -                 -
                                                ------------     -------------    -------------     -------------

NET INCOME (LOSS) $                                  358,319     $    (472,848)   $  (2,072,138)    $  (1,559,490)
                                                ------------     -------------    -------------     -------------
INCOME (LOSS) PER COMMON SHARE
   PRIMARY                                      $        .02     $        (.03)   $        (.11)    $       (.10)
   FULLY DILUTED                                $        .01     $         N/A    $         N/A     $        N/A
                                                ------------     -------------    -------------     ------------
                                                                                                                                  13



NOTE: The accompanying notes are an integral part of these financial statements.



                               CIMETRIX INCORPORATED

                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                        1996              1995
Cash Flows To Operating Activities:

  Net loss                                           (2,072,138)       (1,559,490)
                                                     ----------        ----------
  Adjustments to reconcile net loss
       to net cash used by operating activities:

    Amortization and depreciation                       481,041           178,466
    Minority interest in operation of Subsidiary              -          (198,810)
    Compensation related to options                     692,658                 -
     Gain on sale of building                          (351,910)                -

    Changes in assets and liabilities:

     Decrease (increase) in inventory                   (42,056)         (211,754)
     Decrease (increase) in accounts receivable      (1,120,831)          (90,622)
     Decrease (increase) in prepaids & deposits        (150,626)         (133,903)


     Increase (decrease) in accounts payable
       and accrued expenses                              189,391         (363,557)
     Increase (decrease) in accrued payroll               10,021          (41,735)
                                                      -----------      ----------
        Total adjustments                               (292,312)        (861,915)
                                                      -----------      ----------

  Net Cash Flow Used by Operating Activities          (2,364,450)      (2,421,405)
                                                      ----------       ----------
Cash Flows From (To) Investing Activities:

    Payments for capitalized software costs             (122,264)        (181,955)
    Purchase of  PP&E                                    (96,012)        (925,999)
    Proceeds from disposal of  PP&E                    1,174,500                -
    Proceeds from receivable-related party                     -                -
                                                      ----------       ----------
   Net Cash Provided By (Used In)
   Investing Activities                                  956,224       (1,107,954)
                                                      ----------       ----------
Cash Flows from Financing Activities:

    Proceeds from issuance of common stock             1,580,975        4,000,000
    Payment of stock offering costs                            -          (26,069)
    Net change in capitalized leases                     (13,329)           8,420
    Proceeds from notes payable                                -                -
    Payments for notes payable                           (22,092)      (1,050,000)
    Payments on payable-related party                          -                -
                                                      ----------       ----------
        Net Cash Provided by Financing Activities      1,545,554        2,932,351
                                                      ----------       ----------
Net Increase (Decrease) in Cash                          137,328         (597,008)

Cash at Beginning of Period                            2,345,483        3,365,186
                                                      ----------       ----------
Cash at End of Period                                  2,482,811        2,768,178
                                                      ----------       ----------
                                                                                                                                  18
Supplemental Disclosure of Cash Flow Information:

    Cash paid during the year for:
        Interest                                          40,514           14,055
        Income taxes                                           -                -
                                                      ----------       ----------
                                                                                                                                  19

Supplemental Schedule of Noncash Investing and Financing Activities:

    For the nine months ended September 30, 1995:

        The company issued 2,829,419 shares of Cimetrix, Inc., stock, in exchange for the minority interest in Cimetrix (USA) Incorporated, resulting in goodwill of $3,260,646.


    For the nine months ended September 30, 1996:

        Compensation expense of $692,658,  was recognized for all currently outstanding and unexercised options. [See Note 10].



NOTE: The accompanying notes are an integral part of these financial statements.



                              CIMETRIX INCORPORATED

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments ) necessary to present fairly the financial position and results of operations at September 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereon included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 1996, the Company had cash equivalents of $917,047 invested in commercial paper maturing in October, 1996, which are readily convertible into cash and are not subject to significant risk from fluctuation in interest rates; there were no cash equivalents at September 30, 1995.

     Net Income (Loss) per Common Share - The computation of  net income
     (loss) per share of common stock is based on the weighted average shares outstanding during the periods presented. Fully diluted loss per share is not presented because the effect of outstanding options and other common stock equivalents is antidilutive.

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

     Allowance for Doubtful Accounts - Through September 30, 1996, the Company has had no bad debt experience; therefore no allowance for doubtful accounts has been established.

     NOTE 2 - LICENSE AGREEMENTS

     During the early part of 1994, the Company entered into a license / royalty agreement with Lynx Real-Time Systems, Inc. ("LYNX"), wherein the Company is allowed to incorporate certain binary products of LYNX into the controller products of the Company. The Company will pay a fee of $235 per each unit sold which contains a LYNX run-time license product.

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

     Pursuant to the now canceled license agreement with BYU, the Company was required to make royalty payments of 3/4 of one percent of net sales of the Company. Minimum royalty payments equaled $40,000 per year. In connection with the previous licensing of the technology, the Company issued 180,000 shares of restricted common stock to BYU, valued at $.10 per share. The Company also issued a total of 440,000 shares of restricted common stock, valued at $.0001 per share, to a director and other employees of the Company for their efforts in the development of the licensed technology. Subsequently, the Company issued 180,000 restricted common shares in 1990 and another 180,000 restricted common shares in 1991 (both valued at $.0001 per share ) to employees of the Company for their continued active participation in the commercialization and distribution of the licensed technology.

     NOTE 4 - SOFTWARE DEVELOPMENT COSTS

     In 1994, it was determined the Company had passed the point of "technological feasibility" with its Cimetrix Open Development Environment ("CODE," formerly "ROBLINE") system software, and, hence, according to FASB 86 - "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," further development costs should be capitalized. During 1996, 1995, and 1994, the Company has capitalized $122,264, $341,416, and $519,984, respectively, of direct and indirect costs associated with the effort to bring the Company's software products to a point of general release to customers. Amortization began in January 1995, and is computed as the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over five years. As the Company develops ancillary, complementary software tools and applications products, it is expected there may be capitalization of additional software costs.

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

     NOTE 6 - NOTES PAYABLE

     In connection with the purchase of the technology from BYU [See Note 3] the Company agreed to make payments of $50,000 each year for ten years. This stream of payments was discounted using an incremental borrowing rate of 9.5% per annum, and has been recorded as a note payable with a beginning balance of $343,765. The first payment was due and paid on September 1, 1995. The principal balance at September 30, 1996 is $271,673.

     NOTE 7 -COMMON STOCK TRANSACTIONS

     During the quarter ended September 30, 1996, the Company awarded stock options representing 216,000 shares of restricted common stock in connection with the hiring of new personnel for the Company. The options all have an exercise term of five years, with partial vesting occurring on the anniversaries of the individual grant dates. The exercise price was $7.00 per share for all options granted.

     During August and September, 1996, two former Directors and a current Director exercised their individual options to purchase 50,000 shares each of common stock of the Company at exercise prices of $5.00 and $4.00 per share, respectively. The exercise of these three options resulted in total cash proceeds to the Company of $700,000. The shares have been purchased for investment purposes.

     In May, 1996, the Company received cash proceeds of $250,000 from the exercise of warrants to purchase 125,000 restricted common shares at $2.00 per share.

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

     NOTE 9 - COMPENSATION RELATED TO STOCK OPTIONS

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

     In a change of accounting estimate, the Company has recorded in the nine months ended September 30, 1996, the compensation cost related to all options granted during those nine months, and any currently outstanding options that have been previously granted to employees. Additionally, the Company has expensed that portion of the compensation cost related to employee services rendered through September 30, 1996. Employee services are assumed to be rendered over the two year vesting period of the options. Compensation expense for the nine months ended September 30, 1996, was computed to be $692,658.

     NOTE 10 - CONTINGENCIES

     On February 8, 1996, the Company filed a lawsuit against Claude O. Goldsmith ("Goldsmith"), the Company's former President and director, and W. Keith Seolas ("Seolas"), a former director of the Company, and members of his family. The lawsuit, styled Cimetrix Incorporated v.
                                                 ------------------------
     Waldron Keith Seolas et al., pending in the Fourth Judicial Court of
     ---------------------------
     Utah County, Utah seeks declaratory relief and a determination of the validity of the issuance of approximately 2,000,000 shares of stock to Seolas and his family members. The lawsuit also seeks damages and declaratory relief against Goldsmith, and a determination of the validity of the issuance to Goldsmith of 45,000 shares of stock. Two other former officers and directors have settled potential declaratory relief claims against them by returning to the Company an aggregate of 100,000 shares of common stock. Goldsmith has filed an answer, defenses, and certain counterclaims against the Company and certain of its officers and directors for breach of contract, fraud, conversion, tortious interference, breach of fiduciary duty, and for indemnification. The Company believes that it has strong defenses to all of Goldsmith's counterclaims and intends to vigorously defend them.
      Discovery is continuing in the proceedings against Seolas and Goldsmith.

     On April 26, 1996, Seolas filed a separate action in the United States District Court for Utah, against the Company, all of its directors, and Paul A. Bilzerian, the Registrant's consultant. In his lawsuit, styled Waldron Keith Seolas et al. v. Paul A. Bilzerian et at., Seolas alleges
     -------------------------------------------------------
     that Mr. Bilzerian violated Sections 10 (b), 13, and 14 (a) of the Securities Exchange Act of 1934, and alleges fraud, breach of fiduciary duty, breach of contract in connection with proxies granted by Seolas to Mr. Bilzerian to vote Seolas' shares on routine shareholder matters and in connection with the acquisition by Mr. Bilzerian of options to acquire 6,000,000 shares of the Company's stock granted in exchange for his consulting services. Seolas also alleges various breaches of fiduciary duties by the members of the Board of Directors and fraud by the Company in connection with the return of certain shares by Seolas to the Company. The Company believes that it has strong defenses to all of Seolas' claims and intends to vigorously defend them. Counsel believes the claims against the Company are frivolous and inconsistent because Seolas also purports to derivatively sue Mr. Bilzerian on behalf of the Company. Mr. Bilzerian and the members of the Company's Board of Directors also believe that they have strong defenses to Seolas' claims and intend to vigorously defend them.

     NOTE 11 - IMPENDING MOVE

     The Company's current building was listed for sale on July 3, 1996 and a sale of the facility was closed on September 18, 1996. The building was sold for a sales price of $1,275,000, resulting in a gain on sale of approximately $352,000. Cash proceeds from the sale were approximately $1,174,000. The Company intends to lease the space of a new location.
      As of October 21, 1996, the Company has not entered into any lease agreements for a new location, but still anticipates being relocated to Salt Lake County by no later than March 1, 1997.


                       ITEM 2.  MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RECENT DEVELOPMENTS

     OEM Agreement with Major Japanese Manufacturer

     Effective September 25, 1996, the Registrant entered into an OEM agreement with a Japanese manufacturer of automated machine equipment in which the manufacturer was sold a non-transferable, non-exclusive license to bundle the Registrant's software in combination with the manufacturers' machine products. On the same date, the Registrant also entered into a Software Support Agreement and a Custom Application and Services Agreement. Revenues associated with the three agreements total $1,750,000, of which $830,000 has been recognized in the quarter ended September 30, 1996.

     Annual Shareholders' Meeting

     On August 24, 1996, the Registrant held its 1996 Annual Meeting of Shareholders in Salt Lake City, Utah. A Notice of Annual Meeting, an Annual Report to Stockholders, a Proxy Statement and Form of Proxy were mailed to all shareholders of record as of July 1, 1996. The Registrant nominated 4 individuals to serve as Directors until the next Annual Meeting, all of whom were elected by the shareholders.

     Headquarters Move

     During July, 1996, the management of the Registrant, under the direction of the Board of Directors, began the process of moving the headquarters of the Registrant approximately 35 miles north to the southern part of Salt Lake County, Utah. It is anticipated the move will relocate the Registrant into a much more diverse labor pool, both from an administrative and engineering standpoint, facilitating the future hiring of qualified, experienced personnel. The move will also dramatically shorten the distance between the headquarters and the Salt Lake International Airport, making the ingress and egress much easier for visitors from outside the State of Utah and the United States. In addition, the Registrant anticipates leasing approximately 25,000 square feet within the next couple of months.

     The Registrant's current building was listed for sale on July 3, 1996, and a sale of the facility was closed on September 18, 1996. The building was sold for a sales price of $1,275,000, resulting in a gain on sale of approximately $352,000. Cash proceeds from the sale were approximately $1,174,000. The Registrant intends to lease the space of a new location. As of October 21, 1996, the Registrant has not entered into any lease agreements for a new location, but still anticipates being relocated to Salt Lake County by no later than March 1, 1997.

     New Personnel

     During the quarter ended September 30, 1996, Mr. David Faulkner became the Executive Vice President of Operations of the Registrant, effective August 5, 1996. Prior to joining the Registrant, Mr. Faulkner was most recently employed as the Manager of PLC Marketing for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls. He held that position from October, 1992,
     to the present.    Mr. Faulkner has also served as Manager of Automotive
     Operations, and District Sales Manager during his employment term with GE Fanuc, which began in 1986. During 1985 and part of 1986, he was employed as the Manager of Marketing and Sales for Transimatics, Inc. located in Burlington, Massachusetts. From 1978 through mid-1985, Mr. Faulkner was employed by General Electric Company in the Automation Controls Department and Technical Marketing Program. Mr. Faulkner holds a Bachelor of Science degree in Electrical Engineering and a Master of Business Administration degree from Rensselaer Polytechnic Institute.

     CAPITAL AND LIQUIDITY

     At September 30, 1996, the Registrant had total current assets of $4,717,599 and total current liabilities of $539,154 resulting in a working capital ratio of 8.75: 1. Current assets at September 30, 1996, included a cash balance of $2,482,811.

     At September 30, 1996, the level of inventory had increased slightly to $661,248 from $619,192 at December 31, 1995 as inventory sold in the third quarter was replaced in continued anticipation of increasing sales volume.

     Accounts receivable increased to $1,188,375 at September 30, 1996 from $67,544 at December 31, 1995, reflecting significantly increased sales activity in the third quarter, and the recent sale of software licenses to a Japanese manufacturer. (See "Recent Developments" above). Current liabilities increased to $539,154 at September 30, 1996 from $337,643 at December 31, 1995.

     Currently, the Registrant's policy is to pay all accounts payable on a net/30 basis. Also, the Registrant has continued to fund the hiring of critical path personnel and to fund the purchase of equipment and software tools needed to further the commercialization of the Registrant's products. Approximately $29,600 was spent on capital equipment and property during the quarter ended September 30, 1996, and management anticipates additional spending may exceed $100,000 during the balance of the 1996 fiscal year for additional capital equipment necessary to meet anticipated growth.

     Management of the Registrant believes that product sales will constitute a growing, significant source of funds during the remainder of this fiscal year and into the future. At present, the Registrant anticipates there will be no need for selling additional equity securities in the near future. During the quarter ended September 30, 1996, the Registrant received cash proceeds of $700,000 from the exercise of stock warrants. Also, the Registrant received approximately $1,174,000 in cash proceeds from the sale of its building which closed September 18, 1996. (See "Headquarters Move" above).

     RESULTS OF OPERATIONS

     Three Months Ended-September 30, 1996

     The Registrant's revenues from operations for the quarter ended September 30, 1996 were $1,311,690 as compared to $174,844 for the quarter ended September 30, 1995. The Registrant anticipates the trend of growing sales volume will continue through the end of the fiscal year as new customers are added, additional OEM agreements are pursued, and current customers continue to purchase the Registrant's products.

     Overall operating expenses have increased to $1,295,770 for the three months ended September 30, 1996, from a total of $745,098 for the same period in 1995. The overall increase reflects the overall increased activity of the Registrant, including additional employees, and increased marketing activities.

     Selling, marketing and customer support expenses increased to $349,408 for the quarter ended September 30, 1996, as compared to $260,858 for the same period in 1995. The quarter ended September 30, 1996, reflects the expenditures of increased travel by all sales personnel, in addition to new marketing personnel and their associated satellite sales office costs.

     Research and development expenses increased to $424,479 (net of capitalized software costs) for the quarter ended September 30, 1996, as compared to $188,478 for 1995. Management continues its commitment to improving, updating, and creating new applications for the Registrant's proprietary software. The increase also reflects the increase in the number of engineers hired to assist in this area of effort.

     General and administrative expenses of the Registrant increased for the third quarter of 1996 to $342,515 from $239,280 for the second quarter of 1995. For the most part, the net increase is a result of increased legal fees and amortization of intangible assets that have been offset by decreases in consulting fees and travel expenses for the Board of Directors and Advisory Board, as compared to the same period in 1995.

     During the quarter ended September 30, 1996, the Registrant recorded operating income of $15,920 for the three months then ended ( the first quarterly operating earnings in the history of the Registrant). With the inclusion of the non-operating net gain on sale of the building of $351,910, the Registrant had an overall net income of $358,319 for the three months ended September 30 ,1996, as compared to a net loss of $472,848 for the three months ended September 30, 1995.

     Nine Months Ended September 30, 1996

     Revenues for the nine months ended September 30,1996, were $1,769,834, an approximate increase of 426% over the revenues of $415,575 recorded during the first nine months of 1995. For the most part, the increase was the result of sales to new customers and the sale of software licenses to a Japanese manufacturer.

     Operating expenses for the first nine months of 1996 have increased to $4,227,499 from a total of $2,293,017 for the nine months ended September 30, 1995, an increase of approximately 84%. The largest single component of this increase was in connection with compensation related to stock options previously given to employees ($692,658). Cost of goods sold increased to $420,072 for the first nine months of 1996 from $132,571 for the same period in 1995. Research and development expenses also increased an approximate 94% from $629,011 during the first nine months of 1995 to $1,135,220 for the first nine months of 1996. R & D expenses reflect increased efforts by an increased number of personnel working in that area with a smaller percentage of those expenses being capitalized as software development costs. Additionally, management has continued its commitment to more resources for the selling and marketing efforts, with these expenses totaling $987,840 for the nine months ended September 30, 1996 as compared to a total of $722,141 for the same period in 1995. General and administrative expenses ( not including the compensation related to stock options noted above) totaling $991,709 reflect an approximate 23% increase in the first nine months of 1996 as compared to the similar period in 1996. This increase is, for the most part, a function of increased professional fees connected with legal matters of the Registrant.

     Other income (expense) represents net interest income of $33,617 for the first nine months of 1996 as compared to a net interest income of $119,142 for the first nine months of 1995. The Registrant also recorded a net gain on the sale of the building of $351,910 during the nine months ended September 30, 1996.

     The Registrant has a net loss of $2,072,138 for the nine months ended September 30, 1996 as compared to a net loss of $1,559,490 for the nine months ended September 30, 1995. Although the Registrant recorded an operating and overall net income during the quarter ended September 30, 1996 ($15,920 and $358,319 respectively), previous quarters have reflected losses which have not been erased by subsequent earnings in the third quarter. The level of sales for the first nine months of 1996 exceeds the prior year by approximately 420%, and appears to be growing as the Registrant's products gain wider acceptance in an expanding customer base.

     Significant Customers

     Through the end of the third quarter, only the Japanese manufacturer (See "Recent Developments-OEM Agreement" above) with approximately 47% of year to date sales accounted for at least 10% of the Registrant's sales during the first nine months of 1996.




                                     PART II

                                OTHER INFORMATION

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 24, 1996, the Registrant held it Annual Meeting of Shareholders in Salt Lake City, Utah with the stated purpose of electing a new Board of Directors, and reviewing the directions of the Registrant. There were 10,409,381 shares, out of a total of 18,796,428 shares entitled to vote, represented, in person and by proxy, at the meeting. All of the Registrant's nominees for director were elected to continue to serve as directors of the Registrant until the next Annual Meeting. Messrs. Douglas Davidson, Ron Lumia, and David Redmond all received 8,170,586 votes, and each had 2,221,245 votes cast against their election. Mr. Bilzerian received 7,850,536 votes cast for him, and 2,541,295 votes cast against. 17, 550 votes were withheld from each of those elected. In addition, Mr. Thomas Cheatham, a member of the Registrant's Advisory Board received write-in votes representing a total of 2,423,512 shares, which was short of the number needed to elect him to the Board.

     No other matters were put to a vote of shareholders during the quarter ended September 30, 1996.


                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

     None.

     Reports on Form 8-K

     The Registrant filed a report on Form 8-K dated September 20, 1996, disclosing the exercise of options by a certain director and former directors of the Registrant, and disclosing the sale of the Registrant's building.



                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CIMETRIX INCORPORATED

     Date: October 23, 1996        By     /s/ Kitt R. Finlinson
                                      Kitt R. Finlinson, Vice President
                                      of Finance (Duly Authorized
                                      Officer and Principal Financial
                                      Officer)