Form 10-K
period 1996-12-31
CIMETRIX INC
filed 1997-04-04
CIK 786620

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM            TO
                                         ----------     -----------

                             ---------------------

                        COMMISSION FILE NUMBER:  0-16454

                             CIMETRIX INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      NEVADA                            87-0439107
              (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)          Identification No.)

           100 N. TAMPA ST., TAMPA, FLORIDA               33602
             (Address of principal executive office)    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813)226-1818

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR VALUE $.0001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of March 20, 1997 was $74,574,630.

     The number of shares outstanding of the registrant's common stock as of March 20, 1997 was 18,151,428.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 31, 1997 are incorporated by reference into Part III.

================================================================================

                              CIMETRIX INCORPORATED

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     INDEX


                                     PART I


      Item 1.    Business ............................................  1

      Item 2.    Properties........................................... 12

      Item 3.    Legal Proceedings.................................... 12

      Item 4.    Submission of Matters to a Vote of Security Holders.. 13

                                    PART II

      Item 5.    Market for Registrant's Common Stock and
                  Related Stockholder Matters......................... 13

      Item 6.    Selected Financial Data.............................. 14

      Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................. 15

      Item 8.    Financial Statements and Supplementary Data.......... 19

      Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures................ 40

                                    PART III

      Item 10.   Directors and Executive Officers of the Registrant... 40

      Item 11.   Executive Compensation............................... 40

      Item 12.   Security Ownership of Certain Beneficial Owners and
                  Management.......................................... 40

      Item 13.   Certain Relationships and Related Transactions....... 40

                                    PART IV

      Item 14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K................................. 40

      Signatures...................................................... 41

                                     PART I

ITEM 1.  BUSINESS

     (A) GENERAL DEVELOPMENT OF BUSINESS

     Cimetrix Incorporated ("Cimetrix" or the "Company") was incorporated under the laws of the State of Utah on December 23, 1985. In September, 1990, Cimetrix merged with a newly incorporated Nevada company effectively changing its domicile to Nevada.

     In October, 1989, Cimetrix began developing and marketing software products that control the motion of automated manufacturing devices by entering into an exclusive license agreement with Brigham Young University ("BYU"). The license agreement granted Cimetrix the rights to develop and market robot inaccuracy compensation techniques developed in conjunction with an off-line programming system (known as ROBLINE) and an accuracy enhancing calibration technique (known as ROBCAL). Effective July 5, 1995, the Company purchased the technology that was then being licensed from BYU, referred to as ROBLINE and ROBCAL.

     ROBLINE and ROBCAL, together with other technology developed by the Company, have enabled the Company to develop the Cimetrix Open Development Environment ("CODE") which includes "open architecture" standards based, operating systems software and controller hardware that allow manufacturing engineers to replace cumbersome proprietary systems with open systems when designing automated workcells. The Company's products are designed to allow the customer to select "best of class" automation components and to help reduce costs and time involved in designing, implementing and maintaining automation systems.

     On June 7, 1994, Cimetrix formed a subsidiary, Cimetrix (USA) Incorporated which was organized under the laws of the State of Florida. In July, 1994 Cimetrix acquired 20,000,000 shares of the common stock of Cimetrix (USA) Incorporated in exchange for the transfer of substantially all of the assets of Cimetrix and the assumption of $635,000 of convertible promissory notes payable. Cimetrix (USA) Incorporated subsequently sold shares of its common stock to private investors resulting in an approximate 12% minority interest. Effective August 31, 1995, Cimetrix purchased the minority interest in Cimetrix (USA) Incorporated by exchanging one share of Cimetrix common stock for one share of Cimetrix (USA) Incorporated common stock held by the minority shareholders. Simultaneously, effective August 31, 1995, Cimetrix (USA) Incorporated was merged into Cimetrix.

     (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in only one business segment.

     (C) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

     Cimetrix is the developer of the world's first open architecture, standards based, personal computer (PC) software for controlling machine tools, robots and electronics industry equipment that operates on the factory floor. Cimetrix software products are based on standard computer platforms (Intel Pentium CPU with ISA/PCI bus and Motorola PowerPC with VME bus) and run on standard operating systems (UNIX and Windows NT).

Cimetrix believes that manufacturing companies will increasingly demand open architecture, PC-based controllers on the equipment that they purchase, transforming the worldwide controller market from proprietary solutions to open architecture, PC-based solutions.

     Cimetrix software is currently operational in production installations on a wide variety of general industrial robots, CNC machine tools and specialized electronics industry assembly and surface mount technology (SMT) machines.

     THE INDUSTRIAL MOTION CONTROLLER MARKET

     The worldwide market for industrial motion control is comprised of four distinct segments: electronics, machine tools, industrial robots and high-end programmable logic controllers (PLCs). All four segments utilize some form of computerized motion controller technology to run automated mechanisms.

Electronics Industry

     The electronics industry is not only one of the largest, but is among the fastest growing industrial sectors using automated manufacturing technology. The electronics market consists of a variety of vertical niches, including semiconductor wafer fabrication, semiconductor back end, printed circuit board assembly (Surface Mount Technology), electronic component and disk drive assembly. The products of the companies involved in these processes represent "leading edge" technology and many manufacturers have had to develop specialized, proprietary equipment that operate in "clean room" environments. Automation equipment developed by the electronics industry is very expensive, with individual mechanisms costing up to $500,000 each, versus $30,000 to $100,000 for general industrial robots.

     Since many electronics assembly end-users have been forced to develop "in-house" manufacturing technology for specialized applications, they have typically used internally developed, PC-based or UNIX-based controllers written in C/C++ code. The Company believes that end-users are in need of a standard, low cost open architecture set of tools to enable them to efficiently develop specialized control applications quickly. Responding to this, the United States segment of the industry has formed an association known as NEMI (National Electronics Manufacturing Initiative). One of the NEMI teams has produced and released a specification on "Low Cost Controller APIs" aimed at defining an industry standard for Open Architecture Application Programming Interface ("API"). Cimetrix has been significantly involved in the development of this specification. As worldwide applications for computer chip technology continue to expand, the variety and volume of automation equipment in the electronics assembly industry is expected to continue to grow rapidly.

Machine Tool Industry (CNC Controllers)

     Machine tools consist of metal cutting machines such as milling machines, lathes, machining centers, grinders, and lasers; and metal forming equipment such as press brakes, turret punches and tube benders. These machine tools, which are used by a wide variety of manufacturers, utilize a computer numerical control, or CNC type controller. Despite the PC revolution that has taken place over the past decade, the underlying technology and software for machine tool controllers has changed very little during the same period. Most major machine tool manufacturers purchase proprietary controllers from several CNC controller vendors. The interest level of tool manufacturers in open architecture CNCs is very high. The proprietary CNC manufacturers are developing ways to configure the graphical user interface of the CNC so they appear to be open. However, none of the CNC manufacturers has developed a true open architecture controller that runs on a PC.

Robotics Industry

     Industrial robots are used for tasks that are tedious, repetitive and exhausting for humans and typically are employed to reduce the costs and improve the quality of highly labor-intensive tasks. Industrial robots are multi-axis manipulators used for welding, painting and material handling applications. The automotive industry is the primary end-user of robots. Other end-users include the aerospace, steel, heavy equipment and electronics industries. To date, attempts by robot manufacturers to diversify sales outside the automotive sector have been only moderately successful, principally because the early products have been costly and difficult to use.

     Driven by its high labor costs, Japan is the dominant user of robots in manufacturing, with the United States second. Few industries outside of Japan and the automotive sector have adopted robot technology because it is currently expensive to implement. Nearly all robot controllers are proprietary devices manufactured by the major industrial robot vendors which are supplied with their own robot systems as a complete, proprietary solution. These robot controllers are only compatible with robots supplied by the same vendor, and in many cases, are only compatible with specific robot models of that vendor. These systems represent an enormous technology investment "legacy," and are difficult and time consuming to program, configure, implement and modify.

Programmable Logic Controllers(PLC)

     Discrete control units such as those that run conveyers or equipment using sensors and on/off controls were historically controlled by bulky mechanical relays that lacked reliability in the dusty environment of the factory floor. Over time, PLCs replaced banks of relays. The growth of the PLC industry is driven by increasing product functionality and better price/performance to the end-user. The Company believes that high-end PLCs are being replaced by PC-based solutions which are more flexible and which can increase the PLC's functionality.

THE MOVEMENT TOWARDS AN OPEN ARCHITECTURE CONTROLLER

     Over the past 15 years, the primary driver for the revolution in and proliferation of office technology was the standardization of the PC's operating system, processors and buses. Expensive hardware components became commodities, with powerful software applications delivering value to the system. The Company believes this movement to standards-based systems is beginning in manufacturing.

     Currently, the automation control industry consists of a heterogeneous, complex environment of vendor-specific machines and proprietary control systems which are limited in function and expensive to use. Motion controllers were originally developed without the benefit of the powerful PCs available today. Robot and controller vendors were forced to develop motion controllers internally, creating an environment in which each vendor's system remains incompatible with the programming and interface methods of the others. As a result, companies today have factory floors with islands of automation, including robots, machine tools and sensors, each separated by vendor-specific hardware peripherals, operating systems and programming languages. The proprietary nature of these systems constrains the design of optimal workcells and prevents end-users from managing the factory floor as a coordinated and unified technology platform. The current environment significantly constrains overall flexibility, responsiveness and productivity. Proprietary control systems create numerous constraints for end-users including:

     - High initial cost for the equipment, high maintenance costs and high training costs
     - Inability to deploy, redeploy and easily integrate components (no "mixing and matching")
     - Duplicative development and implementation programming required by each vendor
     - Inflexible technology development dictated by vendors (legacy technology)

     Cimetrix is uniquely positioned to become an industry leader in providing software for both the general manufacturing industries that currently use machine tool CNC-style controllers, robot controllers, and certain "high-end" PLC controllers, as well as the electronic industries that are currently using in-house developed controllers. Manufacturing industries are taking a proactive role in demanding a switch from proprietary controllers to standard, open architecture solutions.

ENABLING TECHNOLOGIES DRIVE THE SOLUTION

     The current environment of multiple, vendor-specific technology platforms emerged from the machine tool industry at a time when PCs were too slow and lacked the power and flexibility required for motion control operations. Vendors developed motion controllers with proprietary hardware platforms, operating systems and assembly code programming languages that often locked end-users into older slower processors. The software tools on these controllers are constrained by older, legacy hardware and proprietary operating platforms. Hardware upgrades for simple items, such as expanded memory, can cost ten times that of equivalent PC upgrades.

     - PC technology has now advanced so significantly that today's low cost PCs have several times more processing power than many higher cost proprietary controllers.

     - The rapid growth and acceptance of PC technology has facilitated a similar increase in the development of software applications.

     - Modern operating systems such as WindowsNT and UNIX offer features such as multi-tasking, multi-threading, prioritized processing, symmetrical multi-processors and real-time capabilities, which set the stage for a common software solution for machine motion control.

     - New and advanced motion control servo cards, machine vision processor cards and I/O cards are now available from a variety of vendors for use on standard hardware platforms in the industrial environment.

THE CIMETRIX SOLUTION

     Cimetrix software is the only software that currently provides all of the following advantages:

     1. LOWER HARDWARE COSTS. Because Cimetrix software products are based on standard computer platforms (Intel Pentium CPU with ISA/PCI bus and Motorola PowerPC with VME bus) and run on standard operating systems (UNIX and WindowsNT), Cimetrix customers benefit from the tremendous price/performance advantage of the PC platform. In addition, the open architecture of Cimetrix software enables Cimetrix customers to "mix and match" components to obtain the optimal motion card, I/O subsystem and vision system for the application.

      2. INCREASED SOFTWARE RELIABILITY. The Cimetrix CIMServer component is the same software that is used to control machine tools, industrial robots and electronics industry equipment. Since this core software has been thoroughly tested in production installations across many industries, there is increased reliability and lower risk when developing a controller for a new application.

     3. REDUCED APPLICATION DEVELOPMENT TIME. The Cimetrix CIMServer utilizes an extensive library of APIs to access the underlying Cimetrix motion control algorithms, which enable application developers to program at very high levels using the programming languages of their choice. Cimetrix customers estimate this reduces development efforts for new applications by approximately 50%.

     4. REDUCED TIME TO MARKET. The unique Cimetrix CIMServer contains two nearly two identical versions: (i) an off-line simulation version with output to a video driver (CIMulation), and (ii) an on-line version with output to motion control equipment (CIMControl). Unlike existing systems, simulation and control are achieved with the same application software and API set, enabling concurrent engineering and reduced time to market. Cimetrix customers estimate the ability to develop, test and debug an entire application in simulation mode prior to any hardware becoming available reduces the overall time to market by approximately 50%.

     5. CUSTOMERS CONTROL THEIR OWN DESTINY. Cimetrix software provides all of the software source code hooks for Cimetrix customers to implement their own custom software or algorithms. This ensures that Cimetrix customers control their own destiny and are able to develop specialized or proprietary software to differentiate their products.

STRATEGY AND CUSTOMERS

     Cimetrix has targeted three key audiences for the commercialization of its products:

     1.   End-User Production Installations

     2.   OEM Customers Through Pilot Projects

     3.   Systems Integrators to Service Additional End-Users

     The first step of the Cimetrix strategy was the installation of Cimetrix software to continuous (i.e., 24 hours a day, 7 days a week) production environments across a wide variety of applications. Cimetrix targeted strategic end-users promoting open architecture standards for their own manufacturing and production systems. Cimetrix obtained contracts to provide open architecture controller solutions for specific projects for end-user customers. These initial end-user installations, which typically range from 1 to 25 controllers, provide valuable reference accounts that can validate the benefits of Cimetrix's open architecture technology. These end-user customers also provide strong recommendations and endorsements to their strategic equipment suppliers to make arrangements with the Company to utilize Cimetrix software.

     The second step of the Cimetrix strategy is to work closely with strategic OEM customers that build CNC Machine Tools, Industrial Robots and Electronics Assembly/SMT equipment. Cimetrix has identified the leading machine suppliers in these markets that produce over one thousand machines per year and represent the highest volume sales channel for Cimetrix. The control software for these customers is a critical decision that affects the future of their companies. Accordingly, Cimetrix has developed an OEM customer sales cycle that involves a pilot project undertaken in cooperation with the OEM customer to validate that Cimetrix software can effectively control the OEM customer's machine as well as provide the anticipated benefits. Cimetrix is currently in various stages of the OEM sales cycle with several leading OEM customers in the CNC Machine Tool, Industrial Robots and Electronic Assembly/SMT markets.

     The third step of the Cimetrix strategy is to use systems integrators to meet the needs of additional end-user customers. Cimetrix is utilizing this approach to re-direct the Cimetrix systems integration staff to work directly with leading OEM customers. Cimetrix has now established a small, but growing network of systems integrators across the United States and Canada, with expertise in Machine Tools, Robotics and Electronics Assembly.

PRODUCT LINE OVERVIEW

     The Company's product suite is called the CIMETRIX OPEN DEVELOPMENT ENVIRONMENT (CODE), which is an integrated suite of software tools designed to run on PCs that enables rapid off-line controller programming, applications development, simulation and debugging of automated workcells, as well as the seamless implementation of workcell control. CODE runs on the WindowsNT Platform as well as several variations of the UNIX operating system, including Lynx, a hard real-time operating system (OS). Unlike any other systems available today, CODE makes concurrent engineering possible because simulation and control are accomplished using the same application program, thereby dramatically reducing application development and implementation times. CODE's multi-platform capability enables users to choose from the entire spectrum of computer suppliers, resulting in "best of class" hardware and software configurations.

     The core component of the CODE architecture is the CIMServer. There are two nearly identical versions of the CIMServer, an off-line simulation version with output to a video drive (CIMulation) and an on-line control version with output to motion control and I/O control card drivers for controlling machines (CIMControl). In both versions, the CIMServer communicates with and coordinates application programs, communicates with the actual or simulated physical devices, performs motion planning, maintains the workcell model and provides I/O services between the controller and the workcell sensors and actuators. Unlike existing systems, simulation and control are achieved with the same software, enabling concurrent engineering and reduced implementation time. This technology has been packaged into a set of standard products consisting of the core products and a variety of supporting products.

     - CIMulation: A version of the CIMServer in which workcell operation is simulated on a graphical workstation. The graphical simulation provides the programmer with an off-line, virtual workcell, viewed as a three dimensional solid or wire frame graphical model with fully-functional kinematics. All application programs can be directly transported for use with CIMControl. CIMulation includes CODE API which is a standard C/C++ library of over 400 function calls used for automation application development. Functions are provided for motion control, machine vision, I/O control, off-line collision checking and other common workcell operations. Also included is CIMTools which is a collection of general purpose applications which provide the standard user interface to the CODE System. In addition to C/C++ the CODE API is provided for Visual Basic and Borland's Delphi, two popular rapid application development environments for WindowsNT.

     - CIMControl A version of the CIMServer which allows on-line mechanism and I/O control through off-the-shelf servo and I/O control cards. It turns any standards-based computer (PC or VME) into an open architecture controller. Unlike competing, proprietary workcell controller software, CIMControl's client/server architecture simultaneously can drive several, dissimilar types of mechanisms, such as robots and machine tools, manufactured by different vendors. CIMControl also includes the CODE API and CIMTools.

     CIMulation and CIMControl are separate versions of the same CODE Server. Applications developed using the CODE API run the same with either server seamlessly. No complex translation is required from workcell design and simulation to workcell control because applications run in the native CODE Environment.

          - CIMCNC: CIMCNC includes CIMControl, an RS 274 D Code interpreter, and specialized interfaces for milling and punching operations. By combining CIMControl and the CNC API set with a CNC Supplier's machine specific software and Graphic User Interface ("GUI"), world class Open Architecture CNC can be quickly completed.

          - CIMBuilder: A software tool designed to simplify and accelerate the development of robotics and general purpose machine control applications which encapsulates the CODE API. CIMBuilder uses a point-and-click programming methodology and incorporates a GUI builder, allowing entire application programs to be created easily by filling in blanks in command templates. These programming commands are translated into the TCL language automatically to run in CIMulation or CIMControl.

          - CIMVision: A collection of software interfaces that simplifies the process of incorporating machine vision functionality into a CODE-based control solution. CIMVision provides two ways of integrating machine vision functionality including command templates and API.

          - CIMCal: A library of C/C++ functions and extensions to CIMBuilder which provides two significant enhancements to a CODE-based control system. First, CIMCal allows system developers to determine mechanism tool and sensor positions and orientation relative to each other and other system locations. Second, CIMCal provides patented algorithms for improving the accuracy of the mechanism.

          - CIMTune: A graphical tool for the setup, testing and tuning of control systems. CIMTune can be used either stand-alone or in conjunction with a Cimetrix Server. When used with a server, CIMTune will automatically construct a default servo model of a mechanism from the kinematic model. This model provides a simplified visual representation that aids users in a variety of testing, setup and monitoring activities.

          - GEM EQUIPMENT MANAGER AND GEM HOST MANAGER: GEM is a standard for communications between manufacturing equipment and the factory's host computer. Equipment builders have been reluctant to provide GEM-compliant technology because of the difficulty in obtaining GEM compliance. Without GEM Manager, it takes end-users between six months and two years to add GEM to their equipment. Recognizing the need to simplify this process, one of the Company's customers urged Cimetrix to develop a comprehensive tool set for implementing the GEM standard. The resulting products, GEM Equipment Manager and GEM HOST Manager have broad application not only for CODE-based controllers but for many other types of factory equipment. These products enable GEM compliance in a matter of weeks.

               GEM Equipment Manager provides easy-to-use, graphical tools for configuring, testing and administering all standard requirements, including the communication process and process state model. GEM HOST Manager provides a standard API to link the communication process with application programs at the host level.

     The Company continues to invest heavily in research and development to continue to build its leading position in open architecture controllers and open systems automation products. Cimetrix's goal is to build its API set into the most complete and robust open architecture API available. New product developments are prioritized and scheduled based on customer input and ongoing evaluations of new software technologies as they apply to the Cimetrix business model. After end-user or OEM requirements are documented, manpower estimates are established and new products are scheduled for release. This process is documented in the Cimetrix Software Quality Standards. Major new developments for 1997 will be to improve the Motion and I/O interface to allow easier integration of new servo cards and tuning packages, to upgrade to WindowsNT 4.0 and to further adapt Cimetrix APIs to conform to and drive worldwide standards. In addition, Cimetrix will be starting an aggressive program for Cimetrix CNC products and continue to develop easier ways to interface Cimetrix software products and third party motion controllers to customers' machines.

COMPETITION

     The manufacture and sale of automation technology is a highly competitive industry. Cimetrix believes that its competition is divided into four (4) groups: robot manufacturers, machine tool controller manufacturers, simulation developers, and electronics assembly equipment manufacturers.

     There are several robot manufacturers who design and sell proprietary controllers and software for their robots. Most of these companies are much larger than Cimetrix, including Adept Technologies, Asea Brown Boveri Group
(ABB), Fanuc, Kawasaki, Kuka Welding, Mitsubishi Electric, Nachi, Panasonic, Sankyo, Seiko, Sony, Staubli, Yamaha, and Yaskawa Electric(Motoman), and have significantly greater resources than the Company. While their hardware is generally considered very good, management believes the competition's software and controllers are limited in their applications because of the closed, proprietary design. While the Company will not be manufacturing robot devices in direct competition with these companies, its controllers and software will directly compete with their proprietary controllers. Management believes the Company's products are generally less expensive than the competing products, and that the Company's products generally permit greater flexibility of function and ease of use.

     There are two or three other manufacturers of robot controllers that claim to have "open architecture" design (i.e., useable with robots made by different manufacturers). Management believes that they are not "open architecture" designs. Management believes the most popular of these, made by Adept Technologies, Inc. ("Adept"), uses a closed, proprietary computer language that is translatable into other proprietary languages, but that is not easily expandable. This can make modification of the controller's functions difficult. Additionally, management understands that it is difficult for Adept's controllers to interface across a local area network.

     Machine tools consist of metal-forming equipment, such as press brakes, turret punches and tube benders, and metal cutting machines, such as milling machine equipment, lathes and lasers, and are used by a wide variety of manufacturers. Machine tools utilize a computer numerical control, or CNC-type controller. Despite the PC revolution that has taken place over the past decade, the underlying technology and software for machine tool controllers has changed very little during the same period. Most major machine tool manufacturers purchase proprietary controllers from several CNC control system vendors, including Allen-Bradley, Fanuc, Mitsubishi, Siemens, and Toshiba.

     Cimetrix has identified at least three major competitors in the field of robot software simulation development and robot accuracy correction, including Deneb Robotics, Inc., Silma (subsidiary of Adept), and Technomatics. While these three companies market systems which are competitive on a stand-alone basis for simulation, management believes they are unable to match the Company's ability to achieve both simulation and control with the same program, enabling concurrent engineering and reduced implementation time. Management also believes that other simulation companies do not have the same flexibility of off-line programming or precision robot control in their products as compared to the Company's products.

     The final group of competitors is composed of electronics assembly equipment manufacturers who supply controllers with their electronics assembly equipment. This group includes Fuji, Panasonic, Universal Instruments, Siemens, and numerous others.

     Management believes that most, if not all, of the Company's competitors currently have greater financial resources and market presence than Cimetrix. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products. Further, each of these competitors has already established a share of the market for their products, and may find it easier to limit market penetration by the Company because of the natural tie-in of their controllers and software to their mechanisms. Management is uninformed as to whether any of these competitors are presently developing additional technology that will directly compete with the Company's product offerings.

SALES AND MARKETING

     The Company's sales and marketing team targets three primary markets:
Electronics Assembly/SMT, Robotics, and CNC Machine Tools. The sales and marketing team is responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. The Company's direct U.S. sales force is coordinated by an Executive Vice President of Sales and Marketing and four supporting regional sales managers. Each salesperson is responsible for pursuing potential customer leads in his or her territory and for qualifying customer relationships. International sales and marketing responsibilities are addressed by the Executive Vice President of Sales and Marketing. The Company's sales offices are located in Los Angeles, Milwaukee, Detroit and Boston.

OPERATIONS

     The Company's operations are conducted through three principal teams:
Software Development, Applications and Technical Services. These teams are responsible for defining and developing new products, performing initial product integrations with key OEMs and all aspects of customer support and manufacturing. The Company's strategy is to develop standard software products that have been thoroughly tested and deliver/support these products using major OEMs as the key channel to market. A comprehensive Software Quality Program and rigid coding standards are key to the development process.

     The Software Development team is responsible for producing Quality Software Products on time. All products are managed by releases and follow the Cimetrix Software Quality Standards. Skill-sets on this team include Computer Science and Mechanical Engineering professionals. The functionality included in new releases is jointly established by the Marketing and Sales team and the Chief Engineer.

     The Applications team is responsible for the initial integration of Cimetrix software with an OEM's machine or mechanism. Working closely with sales professionals, they verify the OEM's requirements and design and integrate Cimetrix software using standard products in a defined period. Skill-sets on this team include servo tuning, inverse kinematics design, vision, software, interface board design, wiring, systems integration, and program management.

     The Technical Services team supports Cimetrix customers and development engineers and performs some minor manufacturing activities. Their activities include:

     - Twenty-four hour technical support on the entire Cimetrix product line.

     - Customer training, including monthly training sessions in Utah as well as customer-site training. The Company's comprehensive training modules are typically 2 to 3-day courses, depending on the product. In 1996, twenty-four training sessions were held for various Cimetrix products. This schedule will grow to approximately fifty courses in 1997. Typical attendees include technical and evaluation personnel from end-users, OEMs and systems integrators.

     - Full documentation of all applications, which will be available on CD-ROM in the second quarter of 1997.

     - Software Quality and Systems testing so that the Technical Services team is the "first customer" of any new products or releases. A comprehensive configuration management system ensures proper release methods.

     - Manufacturing fulfills orders and performs some minor assembly of hardware components. The Company assembles some PCs (CX3000) for use with first time OEM integrations and for occasional purchase by systems integrators. Most major components of the Company's controllers, such as CPU boards, motion control boards and computer chassis are off-the-shelf products manufactured by a variety of vendors. Certain other low volume components are designed by Cimetrix and outsourced to various suppliers. These products are primarily interface boards which simplify wiring and safety circuits when Cimetrix controllers are connected to customer mechanisms. Cimetrix's new location in the Salt Lake City area has increased the manufacturing space to approximately 12,000 square feet, which has enabled the Company to expand and accelerate its initial OEM software integration operations.

INTELLECTUAL PROPERTY RIGHTS

     The open architecture controller technology upon which the Company's software is based was developed from 1984 to 1989 by a team of BYU engineers led by Dr. W. Edward Red, Dr. Steven Sorensen, and Dr. Xuguang Wang. In 1989, Cimetrix signed an exclusive license with BYU for the development of these technologies for commercial purposes. Shortly thereafter, Dr. Sorensen and Dr. Wang joined Cimetrix. Effective July 5, 1995, Cimetrix purchased from BYU all the rights, title, interest and benefit from this intellectual property. To date, more than 250 man-years have been invested in the development of Cimetrix's open architecture software technology.

     The technology purchased from BYU, along with other technology developed internally, is proprietary in nature. The Company has obtained two patents on certain aspects of the technology, issued in May 1989 and March 1994, respectively. In addition, the Company has registered its entire CODE software system with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.

MAJOR CUSTOMERS, BACKLOG AND FOREIGN SALES

     Approximately 34% and 14% of the Company's revenues during the year ended December 31, 1996 were from a Japanese OEM and Sandia National Labs, respectively. No other single customer accounted for more than 10% of the Company's revenues during 1996. The Company had four customers, AT&T (16%), Cybex Technologies (10%), Hewlett-Packard (26%) and Motorola (29%), which individually were 10% or more of the Company's revenues during the year ended December 31, 1995 and which together accounted for approximately 81% of the Company's total revenue during 1995. Although the Company values its relationships with all of its customers, the Company does not believe the loss of any single customer would have a material adverse impact on the Company.

     At December 31, 1996, the Company's backlog of orders from customers where products will be shipped or application engineering services will be performed during 1997 was approximately $450,000. The Company expects to fulfill substantially all of these backlog orders during the first six months of 1997. In addition, the Company has signed support service agreements which should generate approximately $150,000 in revenues over the term of the agreements, principally 1997.


     During the year ended December 31, 1996, approximately 43% of the Company's revenues were from companies based in foreign countries, principally Japan. The Company is in the process of establishing a sales office in Japan.

PERSONNEL

     The Company currently has 52 employees, 33 of which are involved in the technical development of products, 2 in manufacturing, 9 in sales and marketing, and 8 in administrative and clerical. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and Cimetrix considers its relations with its employees to be favorable.

EXECUTIVE OFFICERS

PAUL A. BILZERIAN, President, Chief Executive Officer and Director, age 46, has been involved in Cimetrix in various capacities since 1994. Mr. Bilzerian has been involved in more than $10 billion dollars of corporate transactions and financing. He has a B.S. Degree from Stanford University and a Masters Degree in Business Administration from Harvard University.

DAVID P. FAULKNER, Executive Vice President of Operations, age 41, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer
numerical controls from 1986-1996.   Mr. Faulkner has a B.S. Degree in
Electrical Engineering and a Masters Degree in Business Administration from Rensselaer Polytechnic Institute.

ROBERT H. REBACK, Executive Vice President of Sales and Marketing, age 37, joined Cimetrix as Vice President of Sales in January 1996 and was promoted to Executive Vice President of Sales and Marketing in January, 1997. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994-1995. From 1985-1993 he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. Degree in Mechanical Engineering and a M.S. Degree in Industrial Engineering from Purdue University.

DAVID L. REDMOND, Executive Vice President, Chief Financial Officer and Director, age 45, joined Cimetrix as Executive Vice President and Chief Financial Officer in February, 1997. He has been a Director of Cimetrix since September, 1995. Mr. Redmond was Executive Vice President and Chief Financial Officer of Pharmacy Corporation of America ("PCA") from 1995-1997. From 1991-1995, he was Senior Vice President and Chief Financial Officer of Pharmacy Management Services, Inc., a publicly-held company which was acquired by PCA in June, 1995. Mr. Redmond spent approximately 16 years with KPMG Peat Marwick, including 6 years as Partner in Charge of KPMG's High Technology Practice in Florida. He was also a member of KPMG's High Technology Group. Mr. Redmond is a Certified Public Accountant and has a B.S. Degree in Accounting from the University of North Dakota.

ANDREA J. BERRY, Vice President of Human Resources, age 41, joined Cimetrix in November, 1996. From 1990 to 1993 Ms. Berry was a consultant with Organizational Dynamics, Inc., an international company which assisted organizations with continuous quality and self-managed work team implementation. She was previously employed for several years by TEAC America, Inc. as Corporate Manager, Human Resources and Organization Development. Ms. Berry has a B.A, Degree in History from the University of California at Irvine and a M.A, Degree in Human
Resources and Organization Development from the University of San Francisco.

RONALD E. HAIR, Vice President of Technical Services, age 40 , joined Cimetrix in March, 1996. Mr. Hair served as the Director in Information Systems at Evans and Sutherland Computer Corporation, where he worked from 1982-1996. Mr. Hair has a B.S. Degree in Computer Graphics from Brigham Young University ("BYU").

NORMAN J. IBRAHIM, Vice President of Sales, age 43, joined Cimetrix in June, 1996 as Midwest Manager of Sales. He was promoted to Vice President of Sales in January, 1997. Mr. Ibrahim was the Vice President of Sales for Framework Technologies, an Allan Bradley Technology spin-off, from 1994-1996. From 1993-1994 he was East Coast Sales Manager of Thesis, Inc. His previous responsibilities include various marketing and sales degree positions at Honeywell, Measurex Systems and Mentor Graphics. Mr. Ibrahim has a B.S. Degree in Chemical Engineering from the University of Washington.

DR. STEVEN SORENSEN, Vice President and Chief Engineer, age 36, has worked for Cimetrix during the past five years. Prior to joining Cimetrix, Dr. Sorensen was an Associate Professor at BYU, where he received his Ph.D. in Mechanical Engineering. Dr. Sorensen has been working to develop the Cimetrix technology for the past ten years and is one of the principal architects of many of the Company's most important products.

DR. XUGUANG WANG, Vice President of Strategic Programs, age 33, has worked for Cimetrix during the past six years. Dr. Wang has been working to develop the Cimetrix technology for the past ten years. He received his Ph.D. in Mechanical Engineering from BYU and is an expert in computer graphics, robot kinematics, control tool and sensor calibration and robot accuracy enhancement compensation.

ITEM 2.  PROPERTIES

     The Company sold its 18,500 square foot facility in Provo, Utah during September, 1996 and leased the space back from the purchaser until February 28, 1997. Cimetrix signed a five year lease effective March 1, 1997 and moved on that date to a facility at 6979 S. High Tech Drive in Midvale, Utah (about six miles south of Salt Lake City). The new facility consists of 32,000 square feet, of which approximately 20,000 square feet is office and engineering space and approximately 12,000 is manufacturing and storage space. Pursuant to their decision to subcontract most of the manufacturing of hardware to outside vendors, management considers the existing manufacturing facilities and non-manufacturing facilities to be sufficient to accommodate the anticipated growth of the Company for the immediate future.

     The Company leases 4,754 square feet in Tampa, Florida for its administrative office. The lease expires on June 30, 2000. The Company also leases approximately 800 square feet for sales offices in Boston, Milwaukee and Los Angeles pursuant to short-term leases expiring within the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     The Company filed a lawsuit on February 8, 1996 and an amended complaint on March 7, 1997 against W. Keith Seolas ("Seolas"), a former director of the Company, and members of his family. The lawsuit, styled Cimetrix Incorporated v. Waldron Keith Seolas et al., pending in the Fourth Judicial Court of Utah County, Utah seeks declaratory relief and a determination of the validity of the issuance of approximately 2,000,000 shares of the Company's common stock to Seolas and his family members.

     Seolas filed a separate action on April 26, 1996 and an amended complaint on March 17, 1997 in the United States District Court for Utah, against the Company. In his lawsuit, styled Waldron Keith Seolas et al. v. Cimetrix Incorporated, Seolas alleges fraud by the Company in connection with the return of approximately 200,000 shares of the Company's common stock by Seolas to the Company in 1994. The Company believes that it has strong defenses to Seolas' claims and intends to vigorously defend them. The Company's counsel believes the claims against the Company are without merit.

     Other than as stated above, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such proceedings by or against the Company have been threatened. To the knowledge of management, there are no material proceedings pending or threatened against any director or executive officer of the Company, whose position in any such proceeding would be adverse to that of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's last quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is being quoted on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "CMXX". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past two fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.


                      Fiscal Year 1996   High Bid  Low Bid
                      -----------------  --------  -------
                         First quarter     $15.75    $9.75
                         Second quarter    $11.25    $6.50
                         Third quarter     $ 7.63    $5.25
                         Fourth quarter    $ 8.38    $5.50

                      Fiscal Year 1995   High Bid  Low Bid
                      -----------------  --------  -------
                         First quarter     $ 6.37    $4.25
                         Second quarter    $ 6.25    $3.50
                         Third quarter     $ 6.12    $3.75
                         Fourth quarter    $10.25    $4.37


     On March 20, 1997, the closing quotation for the common stock on the OTC Bulletin Board was $5.875 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     On March 20, 1997, there were 18,151,428 shares of common stock issued and outstanding, held by approximately 1,500 beneficial shareholders.

     The Company has not paid dividends with respect to its common stock. There are no restrictions on the declaration or payment of dividends set forth in the Articles of Incorporation of Cimetrix or any other agreement with its shareholders. Management anticipates retaining any potential earnings for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying dividends on the common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of Cimetrix is not covered by an opinion of independent auditors and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.

STATEMENTS OF OPERATIONS DATA


                                                   Year ended December 31,
                                  -------------------------------------------------------
                                     1996        1995        1994        1993        1992
                                   -------     --------     -------    --------     --------
                                          (in thousands, except per share data)
Revenues                          $ 2,396     $   664     $   463     $ 1,142     $   330

Operating Expenses:
Cost of revenues                    1,342         446         297         727         124
Selling, marketing and
 customer support                   1,494         947         217         115          59
Research and development            1,179         930         198         507         316
General and administrative          1,577       1,231       1,217         857         710
Compensation - stock options          685         --          --          --          --
                                  -------     -------     -------     -------     -------
Total operating expenses            6,277       3,554       1,929       2,206       1,209
                                  -------     -------     -------     -------     -------

Loss from Operations               (3,881)     (2,890)     (1,466)     (1,064)       (879)
Net Loss                          $(3,455)    $(2,544)    $(1,145)    $(1,074)    $  (881)
                                  =======     =======     =======     =======     =======
Loss per Common Share             $  (.19)    $  (.16)    $  (.08)    $  (.07)    $  (.05)
                                  =======     =======     =======     =======     =======
Dividends per Common Share           --          --          --          --          --
                                  =======     =======     =======     =======     =======

BALANCE SHEET DATA

Current assets                    $ 4,220    $  3,268     $ 3,835     $   230     $    69
Current liabilities                 1,344         338       1,451         857         479
Working capital                     2,876       2,930       2,384        (627)       (410)
Total assets                        9,227       9,722       5,632         356         223
Total long-term debt                  296         338          44          41          41
Stockholders'  equity (decifit)     7,631       9,071       3,613        (535)       (297)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the percentage of cost and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.



                                                      Year Ended December 31,
                                                 ---------------------------------
                                                   1996         1995         1994
                                                   ----         ----         ----
Net revenues                                      100.0%       100.0%       100.0%
                                                  -----        -----        -----

Operating expenses:
   Cost of revenues                                56.0         67.2         64.1
   Selling, marketing and customer support         62.3        142.6         46.9
   Research and development                        49.3        140.0         42.8
   General and administrative                      65.8        185.4        262.8
   Compensation - stock options                    28.6          -            -
                                                  -----        -----        -----

        Total operating expenses                  262.0        535.2        416.6
                                                  -----        -----        -----

Loss from operations                             (162.0)      (435.2)      (316.6)
   Interest income, net of expense                  2.3         22.0          7.8
   Other income (expenses)                         15.5          0.1         (0.7)
                                                  -----        -----        -----

Loss before minority interest and                (144.2)      (413.1)      (309.5)
 extraordinary item
   Minority interest in loss                         -          30.0         21.6
                                                  -----        ------       ------

Loss before extraordinary item                   (144.2)%     (383.1)%     (287.9)%
   Extraordinary item                                -            -          40.6
                                                  -----        -----        ------

        Net Loss                                 (144.2)%     (383.1)%     (247.3)%
                                                 ======       ======       ======


NET REVENUES

     Net revenues for the three fiscal years ended December 31, 1996, 1995, and 1994 were approximately $2,396,000, $664,000, and $463,000, respectively. Net revenues for 1996 included approximately $1.4 million of software revenues, $680,000 of hardware revenues and the remainder from applications engineering and support agreements. Revenues for 1995 represented sales of products to customers for testing and evaluation and approximately 56% of revenues during 1995 were from the sale of hardware products. Revenues for 1994 represented periodic purchases of "beta site" prototype equipment by a few selected customers. For the year ended December 31, 1994, the Company was a "development stage" enterprise as defined by generally accepted accounting principles.

COST OF REVENUES

         The Company's cost of revenues as a percentage of net revenues for the years ended December 31, 1996, 1995, and 1994 are approximately 56%, 67%, and 64%, respectively. The cost of revenues decreased significantly in 1996 because the revenues from software products as a percentage of total revenues increased from approximately 27% of revenues during 1995 to approximately 58% of revenues during 1996. The percentage of hardware sales to total revenues decreased from approximately 56% during 1995 to approximately 28% during 1996. The cost of revenues from software revenue is less than 25% while the cost of revenues from hardware sales varies from 50% to 80%. The cost of revenues for 1995 and 1994 also reflect management's decision to keep gross profit margins narrow in order to encourage potential buyers to become acquainted with the products offered.

SELLING, MARKETING AND CUSTOMER SUPPORT

         Selling, marketing and customer support expenses have increased significantly each year from approximately $217,000 in 1994, to approximately $947,000 in 1995, and to approximately $1,494,000 in 1996. Selling, marketing and customer support expenses in 1996 and 1995 reflect the hiring and related travel expenses of full-time marketing and sales personnel, the development of product brochures and other marketing material and the costs related to the Company's representation at trade shows.

RESEARCH AND DEVELOPMENT

         Research and development expenses have continued to increase from approximately $198,000 in 1994, to approximately $930,000 in 1995, and to approximately $1,179,000 in 1996. The Company's extensive effort to develop its products for WindowsNT and the continued development of GEM represented the majority of the research and development expenditures during 1996.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses have increased from approximately $1.2 million per year during 1995 and 1994 to approximately $1.6 million during 1996. The primary increases in general and administrative expenses in 1996 when compared to 1995 and 1994 are approximately $263,000 in legal expenses related primarily to the Seolas litigation, approximately $150,000 in investment banking fees paid to Cowen & Company and amortization of goodwill related to the merger of Cimetrix (USA) Incorporated into Cimetrix effective August 31, 1995, which amortization was approximately $217,000 during 1996 compared to approximately $72,000 during 1995.

COMPENSATION - STOCK OPTIONS

         During 1996, the Company recorded, in accordance with APB 25, the compensation cost related to all options granted during 1996 and any currently outstanding options that have been previously granted to employees. Additionally, the Company has expensed that portion of the compensation cost related to employee services rendered during 1996. Employee services are assumed to be rendered over the two year vesting period of the options. Compensation expense recorded during 1996 was approximately $685,000.

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for the Company's fiscal year ending December 31, 1996. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures in 1997.

GAIN ON DISPOSITION OF ASSETS

         The Company sold its facility in Provo, Utah in September, 1996 and recognized a gain of approximately $352,000. The Company had gains from the sale of various other assets of approximately $8,000 during 1996.

MINORITY INTEREST IN LOSS FROM OPERATIONS OF SUBSIDIARY

         The Company's loss in the operations of its subsidiary, Cimetrix (USA) Incorporated was reduced by $199,000 in 1995 and $100,000 in 1994 to reflect the share of the loss attributable to the minority interest of Cimetrix (USA) Incorporated. Cimetrix (USA) Incorporated was merged into Cimetrix effective August 31, 1995.

EXTRAORDINARY ITEM

         The Company recorded an extraordinary item of $188,000 in 1994 relating to the forgiveness of debt, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $2,876,000 of working capital at December 31, 1996, compared with approximately $2,930,000 and approximately $2,384,000 at the end of fiscal years 1995 and 1994, respectively. The increase in working capital in fiscal year 1996 was primarily attributable to the sale of the Company's facility in Provo, Utah, which generated approximately $1.2 million in cash, and the exercise of stock options, which generated approximately $1.6 million in cash. These increases in cash during 1996 were offset by approximately $2.0 million in negative cash flow from operations and approximately $130,000 for purchases of property and equipment. The working capital increase in fiscal year 1995 was primarily attributable to $4 million received from the sale of common stock. The Company's future liquidity will continue to be dependent on its operating cash flow and management of trade receivables and inventories. Management believes that the Company's working capital is sufficient to maintain its current and immediately foreseeable levels of operations.

         The Company had negative cash flow from operating activities of approximately $2.0 million for fiscal year 1996 compared to approximately $2.9 million for fiscal year 1995 and approximately $1.8 million for fiscal year 1994. Negative cash flow from operations for 1996 was approximately equal to the Company's net loss minus depreciation and amortization and the compensation expense for stock options. Negative cash flows from operations in 1995 and 1994 are approximately equal to the Company's net loss minus amortization and depreciation plus increases in receivables and inventories.

         The Company anticipates that capital expenditures for fiscal year 1997, primarily for computer equipment, will be approximately $200-300,000. Management believes that the Company has sufficient funds to meet its capital expenditure requirements for 1997.

IMPACT OF INFLATION

         The Company has not been adversely affected by inflation as technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers, as prices charged for hardware by the Company are not set by long-term contracts.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
CIMETRIX INCORPORATED

        We have audited the accompanying balance sheets of Cimetrix Incorporated at December 31, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



PRITCHETT, SILER & HARDY, P.C.
Salt Lake City, Utah

February 26, 1997

                              CIMETRIX INCORPORATED
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                         December 31,
                                                                  ------------------------
                                                                     1996           1995
                                                                     ----           ----
CURRENT ASSETS:

     Cash and cash equivalents                                    $  2,785       $  2,345
     Accounts receivable, net                                          617             68
     Inventories                                                       533            619
     Prepaid expenses and other current assets                         285            236
                                                                  --------       --------

              Total current assets                                   4,220          3,268

PROPERTY AND EQUIPMENT, net                                            614          1,732

CAPITALIZED SOFTWARE COSTS, NET                                        707            758
TECHNOLOGY, NET                                                        715            767
GOODWILL, NET                                                        2,971          3,188
OTHER ASSETS                                                          --                9
                                                                  --------       --------

              Total Assets                                        $  9,227       $  9,722
                                                                  ========       ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term debt                            $     44       $     42
     Accounts payable                                                  671            174
     Accrued expenses                                                  459            122
     Customer deposits                                                 170           --
                                                                  --------       --------

              Total current liabilities                              1,344            338

DEFERRED TAX LIABILITY, net                                             --             18

LONG-TERM DEBT, net of current portion                                 252            296
                                                                  --------       --------

              Total Liabilities                                      1,596            652
                                                                  --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Common stock; 100,000,000 shares
     authorized, $.0001 par value; 18,121,428
     and 18,456,103 shares issued and
     outstanding, respectively                                           2              2
     Additional paid-in capital                                     18,406         16,156
     Accumulated deficit                                           (10,543)        (7,088)
     Unearned compensation - stock options                            (234)          --
                                                                  --------       --------

              Total Stockholders' Equity                             7,631          9,070
                                                                  --------       --------

                                                                  $  9,227       $  9,722
                                                                  ========       ========

    The accompanying notes are an integral part of these financial statements

                              CIMETRIX INCORPORATED
                             STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             For the Years Ended
                                                                 December 31,
                                                       ---------------------------------
                                                        1996          1995          1994
                                                        ----          ----          ----
NET REVENUE                                        $    2,396    $      664    $      463
                                                   ----------    ----------    ----------

OPERATING EXPENSES:

         Cost of revenues                               1,342           446           297
         Selling, marketing and customer support        1,494           947           217
         Research and development                       1,179           930           198
         General and administrative                     1,577         1,231         1,217
         Compensation expense                             685          --            --
                                                   ----------    ----------    ----------


                  Total operation expense               6,277         3,554         1,929
                                                   ----------    ----------    ----------

LOSS FROM OPERATIONS                                   (3,881)       (2,890)       (1,466)
                                                   ----------    ----------    ----------
OTHER INCOME (EXPENSE):
         Interest income                                  108           172            68
         Interest expense                                 (52)          (26)          (32)
         Other income (expense)                            10             1            (3)
         Gain (Loss) on disposition of asset              360          --            --
                                                   ----------    ----------    ----------
                  Total other income (expense)            426           147            33
                                                   ----------    ----------    ----------
LOSS BEFORE MINORITY INTEREST, INCOME
  TAXES AND EXTRAORDINARY ITEMS                        (3,455)       (2,743)       (1,433)

LESS MINORITY INTEREST IN LOSS FROM
  OPERATIONS OF SUBSIDIARY                               --            (199)         (100)
                                                   ----------    ----------    ----------
LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                               (3,455)       (2,544)       (1,333)

CURRENT INCOME TAX EXPENSE (BENEFIT)                     --            --            --

DEFERRED INCOME TAX EXPENSE (BENEFIT)                    --            --            --
                                                   ----------    ----------    ----------
LOSS BEFORE EXTRAORDINARY ITEM                         (3,455)       (2,544)       (1,333)

EXTRAORDINARY ITEM:
         Gain on debt forgiveness net of
         income taxes                                    --            --             188
                                                   ----------    ----------    ----------
NET LOSS                                           $   (3,455)   $   (2,544)   $   (1,145)
                                                   ==========    ==========    ==========

LOSS PER COMMON SHARE:

         Loss from operations                      $     (.19)         (.16)         (.09)
         Extraordinary item                              --            --             .01
                                                   ----------    ----------    ----------

LOSS PER COMMON SHARE:                             $     (.19)   $     (.16)   $     (.08)
                                                   ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                18,516,791    16,264,682    14,207,648
                                                   ==========    ==========    ==========

              The accompanying notes are an integral part of these
                             financial statements.

                              CIMETRIX INCORPORATED

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       Common Stock            Additional
                                                  -----------------------       Paid-in     Accumulated
                                                    Shares       Amount         Capital        Deficit        Total
                                                    ------       ------         -------        -------        -----
BALANCE, December 31, 1993                       16,578,876       $   2         $ 2,861       $(3,399)      $  (536)

Net effect of subsidiary's capitalization,
  including contributions by minority
  shareholders                                         --            --           5,041          --           5,041

Cancellation of shares previously issued
  during 1991, valued at $14,812                     (2,963)         --             (15)         --             (15)

Shares issued to employees per service
  agreement, valued at $.0001 per share             116,667          --            --            --            --

Shares issued for cash, $5.00 per share              53,566          --             268          --             268

Issuance of shares to shareholders who
  previously paid $5.00 per share                   558,761          --            --            --            --

Cancellation of shares previously issued
  to former officers, directors and other
  related parties                                (2,798,223)         --            --            --            --

Net loss for the year ended December 31, 1994                                                  (1,145)       (1,145)
                                                 ----------       -------       -------        ------       -------

BALANCE, December 31, 1994                       14,506,684           2           8,155        (4,544)        3,613



                                   [Continued]

                              CIMETRIX INCORPORATED

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE ACCOUNTS)

                                   [Continued]

                                                       Common Stock          Additional
                                              -------------------------        Paid-in     Accumulated
                                                Shares          Amount         Capital       Deficit       Total
                                              ---------        --------      ----------    -----------     -----
Shares issued for technology, valued
  at $3.75 per share                             120,000          --              450          --            450

Shares issued to acquire minority
  interest in former subsidiary
                                               2,829,419          --            4,067          --          4,067

Net effect of merger of minority
  interest                                            --          --             (487)         --           (487)

Stock issued through private placement
  memorandum, $4.00 per share, net of
  offering costs of $28,553                    1,000,000          --            3,971          --          3,971

Net loss for the year ended
  December 31, 1995                                                                          (2,544)      (2,544)
                                              ----------       -------       --------       -------       ------

BALANCE, December 31, 1995                    18,456,103       $     2       $ 16,156       $(7,088)      $9,070

                                   [Continued]

                              CIMETRIX INCORPORATED

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE ACCOUNTS)

                                   [Continued]

                                                            Common Stock         Additional                  Unearned
                                                       ----------------------     Paid-in     Accumulated  Compensation
                                                        Shares       Amount       Capital        Deficit   Stock Options   Total
                                                        ------       ------      ----------   -----------  -------------   -----
Stock options exercised, at $2 - $5 per share            340,325         --        1,081             --           --       1,081

Warrants exercised at $2.00 per share                    125,000         --          250             --           --         250

Cancellation of shares returned by
  former directors                                      (800,000)        --           --             --           --          --

Compensation - Stock Options                                                         919                        (234)        685

Net loss for the year ended December 31, 1996                 --         --           --         (3,455)          --      (3,455)
                                                       ----------    -------    --------      ---------     ---------    -------

BALANCE, December 31, 1996                             18,121,428    $     2    $ 18,406      $ (10,543)    $   (234)    $ 7,631
                                                       ==========    =======    ========      =========     =========    =======



              The accompanying notes are an integral part of these
                             financial statements.

                              CIMETRIX INCORPORATED
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (in thousands)

                                                                                For the Years Ended
                                                                                   December 31,
                                                              --------------------------------------------------
                                                                    1996                1995             1994
                                                              ----------------  -------------------  -----------
CASH FLOWS TO OPERATING ACTIVITIES:
     Net Loss                                                    $(3,455)          $(2,544)          $(1,145)

     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Amortization and depreciation                               635               390                72
         Loss (gain) on disposition of assets                       (360)                3                 3
         Compensation related to stock options                       685                --                --
         Extraordinary items - debt forgiveness                       --                --              (188)
         Minority interest in operation of subsidiary                 --              (199)             (100)
         Non-cash expense                                                               --                24
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable               (549)              (22)               61
           (Increase) decrease in inventory                           86              (321)             (250)
           (Increase) decrease in prepaid expenses                   (57)             (110)             (108)
           (Increase) decrease in other assets                         9                 1                --
           Increase (decrease) in accounts payable                   497              (174)               50
           Increase (decrease) in accrued expenses                   337                32              (236)
           Increase (decrease) in customer deposits                  170                --                --
                                                                 -----------       -----------       -----------
                Total Adjustments                                  1,453              (400)             (672)
                                                                 -----------       -----------       -----------
                Net Cash Flow Used by Operating
                      Activities                                  (2,002)           (2,944)           (1,817)
                                                                 -----------       -----------       -----------
CASH FLOWS TO INVESTING ACTIVITIES:
     Payments for capitalized software costs                        (122)             (341)             (520)
     Purchase of real estate property                               (198)               --                --
     Proceeds from disposal of real estate property                  453                --                --
     Purchase of property and equipment, net of retirements         (134)             (638)           (1,213)
     Payments for other assets, net                                  (20)               (4)               (2)
     Proceeds from disposal of property                            1,174                --                --
                                                                 -----------       -----------       -----------
                Net Cash Flow Used by Investing Activities         1,153              (983)           (1,735)
                                                                 -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capitalization of subsidiary                       --                --             5,000
     Proceeds from issuance of common stock                        1,331             4,000               268
     Payments of stock offering costs                                  -               (29)               --
     Payments for capital lease obligations, net                     (20)              (10)               (9)
     Proceeds from notes payable                                     (22)               --             1,745
     Payments for notes payable                                        -            (1,052)             (130)
     Proceeds from payable - related party                             -                --                42
     Decrease in deferred tax liability                                -                --                --
                                                                 -----------       -----------       -----------
                Net Cash Flow Provided by
                   Financing Activities                            1,289             2,907             6,916
                                                                 -----------       -----------       -----------


                                   (continued)

                              CIMETRIX INCORPORATED
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Continued)

                                                                                     For the Years Ended
                                                                                          December 31,
                                                                        -----------------------------------------------
                                                                            1996             1995               1994
                                                                        ------------      -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                440           (1,020)           3,364

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                                    2,345            3,365               1
                                                                             -------        ---------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $2,785          $ 2,345          $3,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                         $       52          $    26       $      10
         Income taxes                                                     $      --              --         $   --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     FOR THE YEAR ENDED DECEMBER 31, 1996:

     Compensation Expense of approximately $685,000 was recognized for all currently outstanding and unexercised options.

     FOR THE YEAR ENDED DECEMBER 31, 1995:

     In July, 1995, the Company purchased the technology it had been licensing from Brigham Young University by issuing 120,000 shares of common stock valued at $3.75 per share, and signing an agreement to make 10 annual payments of $50,000 cash. A note payable of $343,765 was recorded to reflect the discounted present value of the 10 annual payments.

     Effective August 31, 1995, the Company purchased the interest held by minority shareholders in the Company's subsidiary by issuing 2,829,419 restricted shares of Cimetrix in exchange for an equal number of shares of the subsidiary, Cimetrix (USA) Incorporated, held by those minority shareholders. The subsidiary was then merged into the Cimetrix, effective August 31, 1995. The effect of the purchase of the minority interest was to create "excess cost over acquired net assets" in the amount of $3,260,646 that was recorded by the Company. This amount is being amortized on a straight line basis over 15 years.

FOR THE YEAR ENDED DECEMBER 31, 1994:

     In accordance with the terms of a settlement agreement, the Company canceled 2,963 shares of common stock previously issued for services rendered.

     The Company issued 116,667 shares of common stock to employees for services rendered, valued at $.0001 per share .

     The Company issued 558,761 shares valued at $.0001 per share to shareholders who had previously paid $5.00 per share, in order to give those shareholders an average $2.00 per share basis.

                              CIMETRIX INCORPORATED
                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Continued)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):

     FOR THE YEAR ENDED DECEMBER 31, 1994 (CONTINUED):

     Related party accounts payable of $242,270 net of related party accounts receivable of $120,068 were forgiven. Automobiles accounted for as capital leases with a net book value of $3,651 were assumed by former officers.

     Trade payables amounting to $62,334 were forgiven by vendors.

     The Company entered into a lease for telephone equipment costing $53,127.

     $635,000 of notes payable with their related interest of $23,834 were converted into common shares of the subsidiary.

     Former officers, directors and other related parties returned 2,798,223 common shares valued at $.0001 per share for cancellation.

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Cimetrix Incorporated ("Cimetrix" or the "Company") was organized under the laws of the State of Utah on December 23, 1985. In September, 1990, Cimetrix merged with a newly incorporated Nevada company, effectively changing its domicile to that state. Cimetrix (USA) Incorporated, a former wholly-owned subsidiary of Cimetrix, was organized under the laws of the State of Florida on June 7, 1994. In July, 1994, Cimetrix acquired 20,000,000 shares of the common stock of Cimetrix (USA) Incorporated in exchange for the transfer of substantially all of the assets of Cimetrix, and the assumption of $635,000 of convertible promissory notes payable. Cimetrix (USA) Incorporated subsequently sold shares of its common stock to private investors resulting in an approximate 12% minority interest. Effective August 31, 1995, Cimetrix purchased the minority interest in Cimetrix
     (USA) Incorporated by exchanging one share of Cimetrix common stock for one share of Cimetrix (USA) Incorporated stock held by the minority shareholders. In all, 2,829,419 common shares of Cimetrix were issued to the minority shareholders in exchange for their stock in Cimetrix (USA) Incorporated. Simultaneously, Cimetrix (USA) Incorporated was merged into Cimetrix, effective August 31, 1995, leaving Cimetrix as the surviving single entity. From June 7, 1994 to August 31, 1995, the financial statements included the results of Cimetrix and Cimetrix (USA) Incorporated, adjusted for minority interests.

     REVENUE RECOGNITION - Revenue from sales to distributors, OEMs, and end-users is recognized when related products are shipped. Revenue from software maintenance, service, and support contracts is recognized ratably over the contract period. Provisions are recorded for returns. The Company has had no bad debt experience; therefore, no allowance for doubtful accounts has been established.

     TELEPHONE SUPPORT - Telephone support costs are included in sales and marketing.

     CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996, the Company had cash equivalents of $1,493,388 invested in commercial paper maturing in January, 1997, which are readily convertible into cash and are not subject to significant risk from fluctuation in interest rates; there were cash equivalents of approximately $2,019,927 at December 31, 1995. At December 31, 1996 and 1995, the Company and cash of $58,459 and $98,855, respectively, in excess of federally insured amounts in its bank accounts.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                1996          1995
                                              --------      --------
                  Parts and supplies          $  211         $  226
                  Work in process                128            108
                  Finished goods                 194            285
                                              ------         ------
                                              $  533         $  619
                                              ======         ======

     Inventories are pledged as collateral for the Company's revolving line of credit.

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

         PROPERTY AND EQUIPMENT - Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The estimated lives are as follows:
         Buildings, 30 years; leasehold improvements, the lease term; computer equipment and other, three to seven years.

         SOFTWARE DEVELOPMENT COSTS - Certain software development costs are capitalized when incurred in accordance with Financial Accounting Standards Board (FASB) Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company also expenses hardware design and prototype expenses as incurred as research and product development costs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

         Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using
         (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. As of December 31, 1996, the unamortized portion of capitalized software development costs was $707,264. Amortization of software development costs was $172,400, $104,000, and $0 for the fiscal years ended December 31, 1996, 1995, and 1994.

         GOODWILL - Goodwill reflects the excess of the costs of purchasing the minority interest of Cimetrix (USA) Incorporated over the fair value of the related net assets at the date of acquisition (August 31, 1995), and is being amortized on the straight line basis over 15 years. Amortization expense charged to operations for 1996 and 1995 was 217,380 and $72,460, respectively. At December 31, 1996, the accumulated amortization is $289,840.

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

          INCOME TAXES - The Company records income taxes in accordance with Statement of Financial Account Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of accounting for income taxes of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          NET LOSS PER COMMON SHARE - Loss per share of common stock is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Fully diluted loss per share is not presented, except for extraordinary items, because its effect is anti-dilutive. Dilutive common equivalent shares consist of stock options and warrants.

          ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

          RECLASSIFICATIONS - Certain reclassifications have been made for consistent presentation.

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                1996         1995
                                               ------       ------
               Land                            $   --      $  155
               Buildings and improvements          --         752
               Office equipment                   227         213
               Furniture and fixtures             208         203
               Software                            78          42
               Equipment                          495         426
               Automobiles                         13          --
               Residential Real Estate             --         203
                                               ------      ------

                                               $1,021      $1,994
               Accumulated depreciation           407         262
                                               ------      ------
                                               $  614      $1,732
                                               ======      ======

         Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was approximately $189,000, $187,000 and $72,000, respectively.

         On various occasions, the Company has entered into various leases for office equipment. Based on the provisions of Statement No. 13, issued by the Financial Accounting Standards Board, many of these leases meet the criteria of a capital lease. At December 31, 1996 and 1995 the cost of the assets amounted to $63,114, with accumulated depreciation of $27,789 and $15,166, respectively. Depreciation expense for the year ended December 31, 1996 and 1995 was $12,623 and $12,419, respectively.

         Future minimum lease payments under the capital lease obligations as of December 31, 1996, for each of the next five years and in the aggregate are as follows:

                           1997                              $ 21,060
                           1998                                 2,865
                           1999                                 -
                           2000                                 -
                           2001                                 -
                           Thereafter                           -
                                                             --------
                           Total                               23,925
           Less:  Amount representing interest                 (2,162)
                                                             --------
           Present value of future minimum lease payments      21,763
                           Less:  Current portion             (19,104)
                                                             --------
                           Long-term portion                 $  2,659
                                                             ========

NOTE 3 - PREPAID LICENSE AGREEMENTS

          Pursuant to an agreement dated July 26, 1995, which incorporated provisions of a 1994 agreement , the Company entered into a license/royalty agreement with a provider of real-time development licenses which allowed the Company to resell real-time development licenses to its customers. The Company has prepaid for development licenses and this prepayment will be amortized until licenses and services from the provider have been consumed. At December 31, 1996 and 1995, the amortized prepayment was $130,235 and $164,829, respectively, and is included in Prepaid Expenses and Other Current Assets on the Company's Balance Sheet. The agreement also provides the Company with the option, expiring on July 25, 1998, to purchase all existing development operating system source code from the provider.

NOTE 4 - TECHNOLOGY

         Effective July 5, 1995, the Company purchased the technology that was then being licensed from Brigham Young University (BYU), referred to as ROBLINE and ROBCAL. The Company purchased all rights, title, interest and benefit in and to the intellectual property for cash payments of $50,000 per year for ten years which were discounted using an incremental borrowing rate of 9.5% per annum and has been recorded as a note payable of $343,765, plus 120,000 shares of previously unissued, restricted common stock of the Company valued at $3.75 per share , for a total purchase value of $793,765. The technology is being amortized on a straight-line basis over 15 years. Amortization expense was $52,800 and $26,459 for the years ended December 31, 1996 and 1995, respectively.

NOTE 5 - PATENTS AND COPYRIGHTS

         The technology purchase from BYU, along with other technology developed internally, is proprietary in nature. The Company has obtained two patents on certain of the technology, issued in May 1989, and March 1994, respectively. In addition, the Company has registered its entire CODE software system products with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.

NOTE 6 - LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 consisted of the following (in thousands):


                                                                1996     1995
                                                               ------   ------
         Note payable to BYU................................... $272    $294
         Capital lease obligations..............................  24      44
                                                                 ---    ----
                                                                 296     338
                                                                 ---    ----
         Less current maturities...............................   44      42
                                                                 ---    ----
         Total................................................. $252    $296
                                                                ====    ====

         In connection with the purchase of the technology from BYU discussed in
         Note 4, the Company agreed to make payments of $50,000 each year for ten years. This stream of payments was discounted using an incremental borrowing rate of 9.5% per annum, and was recorded as a note payable with a beginning balance of $343,765.

         The Company entered into a $5,000,000, variable rate revolving line of credit with a bank on October 3, 1996. The terms of this line of credit are substantially the same as the line of credit existing at December 31, 1995 and which expired on October 31, 1996. The line provides for interest at the rate of one half of one percent over the prime rate of the bank. The line expires on April 30, 1997. Interest payments are to be paid monthly, and any outstanding principal balance is to be paid in full on April 30, 1997. At December 31, 1996, no funds have been borrowed against the line. The amount available under the revolving line of credit is calculated based upon a formula of eligible current assets, including cash, receivables and inventories which serve as collateral for amounts borrowed.

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

          The Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [FASB 109] during 1993. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1996 and 1995, the total of all deferred tax assets was approximately $4,315,000 and $3,309,000 and the total of the deferred tax liabilities was approximately $342,000 and $347,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $3,973,000 and $2,962,000 as of December 31, 1996 and 1995, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 1996, was $1,012,000.

          The Company has available at December 31, 1996, unused tax operating loss carryforwards of approximately $10,558,000 which may be applied against future taxable income and which expire in various years beginning 2004 through 2011.

          The components of income tax expense from continuing operations for the years ended December 31, 1996 and 1994 consist of the following (in thousands):

                                                                                         December 31,
                                                                     ------------------------------------------------
                                                                         1996                1995              1994
                                                                     ---------            ----------        ---------
         Current income tax expense:
           Federal                                                   $         -        $         -         $        -
           State                                                               -                  -                  -
                                                                     -----------        -----------         ----------

                  Net current tax expense                                      -                  -                  -
                                                                     -----------        -----------         ----------


         Deferred tax expense (benefit) arising from:
         Excess of tax over financial accounting depreciation        $       (6)       $       120                 228
         Deferred income                                                    (68)                 -
         Accrual of vacation wages payable                                   (6)               (18)                  -
         Net operating loss carryforwards                                  (932)            (1,159)               (722)
         Valuation allowance                                              1,012              1,057                 494
                                                                     -----------        -----------         ----------

                  Net deferred tax expense                           $         -        $         -         $        -
                                                                     -----------        -----------         ----------

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES [CONTINUED]

          Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income. There is no portion of current or deferred tax expense that is required to be allocated to the extraordinary item.

          A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                               Year Ended December 31,
                                                                           -------------------------------
                                                                           1996          1995        1994
                                                                           ----          ----        ----
         Computed tax at the expected federal statutory rate                34.00%       34.00%      34.00%
         Excess of tax over financial accounting depreciation               (2.42)       (1.24)       (.87)
         State income taxes, net of federal income tax benefits              6.00         6.00        6.00
         Other                                                               (.60)        (.22)       1.93
         Compensation                                                       (7.93)           -           -
         Forgiveness of debt                                                    -            -        4.04
         Net operating loss carry forward                                     .22         (.02)      (5.37)
         Valuation allowance                                               (29.27)      (38.52)     (39.73)
                                                                          -------       ------      ------
         Effective income tax rates                                         00.00%       00.00%      00.00%
                                                                          =======       ======      ======

         The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 1996 and 1995 (in thousands):

                                                                                 December 31,
                                                                          --------------------------
                                                                             1996             1995
                                                                         ------------     ----------

         Excess of book over tax accounting depreciation                       (342)      $     (348)
         Deferred income                                                         68                -
         Accrual of vacation wages payable                                       24               18
         NOL carryforwards                                                    4,223            3,291

         The deferred taxes are reflected in the balance sheet as follows (in thousands):

                                                                            Year Ended December 31
                                                                         -----------------------------
                                                                              1996           1995
                                                                              ----           ----

         Short term asset (liability)                                    $        -       $      18
         Long term asset (liability)                                     $        -       $     (18)

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - MINORITY INTEREST

          On July 31, 1994, the Company's subsidiary, Cimetrix (USA) Incorporated, sold (by private placement memorandum) 2,500,000 shares of its common stock at $2.00 per share for total cash proceeds of $5,000,000. The sale of the common stock, along with the conversion of $635,000 of convertible notes payable to the subsidiary's common stock, created a 12.4% minority interest in the subsidiary.

          In July, 1995, the shareholders of the Company's subsidiary approved a merger of the subsidiary into the Cimetrix through the exchange of one share of the Company's restricted common stock for each of the 2,829,419 shares of the subsidiary's common stock held by the minority interest shareholders. The merger was effective August 31, 1995, and left Cimetrix as the sole surviving entity. The purchase of the minority interest by Cimetrix created "excess of cost over acquired net assets" of $3,260,646 which is being amortized over 15 years.

NOTE 9 - BENEFIT PLAN

          The Company has a defined contribution 401(k) Retirement Savings Plan covering substantially all of the Company's employees who are at least 21 years old and who have completed 3 months of service. Employees may contribute at least 1%, but not more than 15% of their salary to the plan. The Company will match 50% of the employee's contribution to the plan up to a maximum of 2% of the employees annual pay. The employees will vest in the employer's contribution over a five year period. For the years ended December 31, 1996, 1995 and 1994, the Company contributed $19,006, $16,284 and $5,685, respectively, to the plan.

NOTE 10 - EXTRAORDINARY ITEM

          The Company negotiated a forgiveness of certain related party payables and receivables during 1994. Related party payables forgiven exceeded related party receivables forgiven by approximately $126,000. Additionally, new management succeeded in negotiating forgiveness of approximately $62,000 in lease, royalty, and other trade payables. The net forgiveness of payables has been treated as an extraordinary item in these financial statements.

NOTE 11 - SIGNIFICANT CUSTOMERS

         Approximately 34% and 14% of the Company's revenues during the year ended December 31, 1996 were attributable to a Japanese OEM and Sandia National Labs, respectively. No other single customer accounted for more than 10% of the Company's revenues during 1996. During the year ended December 31, 1995, the Company had four significant customers, AT&T (16%), Cybex Technologies (10%), Hewlett-Packard (26%) and Motorola (29%), which individually were 10% or more of the Company's revenues during the year ended December 31, 1995 and which together accounted for approximately 81% of the Company's total revenue during 1995. During 1994, 90% of the Company's total revenues came from four significant customers. Although the Company values its relationships with all of its customers, the Company does not believe the loss of any single customer would have a material adverse impact on the Company.

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - CONTINUING OPERATIONS

         During its existence, the Company has incurred operating losses from inception totaling of approximately $10,543,000 including $(3,455,000), $(2,544,000), and $(1,145,000) during the years ended
         December 31, 1996, 1995 and 1994, respectively. Net cash used by operations amounted to approximately $2,021,000, $2,944,000 and $1,817,000 during the same periods.

         Historically, the Company has raised the required financing for its activities through the sale of the Company's common shares and from short-term borrowing. During 1996, the Company used these same methods in raising what management believes will be sufficient cash funds to finance the projected cash requirements through 1997 when accompanied by projected sales revenues. In March, 1995, the Company sold 1,000,000 of its common shares at a price of $4.00 per share raising a total of approximately $3,971,000 in cash. Additionally, the Company has arranged with a financial institution a $5,000,000 line of credit. Borrowings against this line are secured by certain current assets of the Company including cash. Management of the Company believes that at December 31, 1996, the Company is capable of financially meeting the demands inherent as normal sales continue to develop during 1996.

         Because of the cash position of the Company at December 31, 1996, the accompanying financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary, should the Company be unable to achieve profitable operations and generate sufficient working capital to fund operations and pay or refinance its current obligations.

NOTE 13 - STOCK OPTIONS AND WARRANTS

         On December 21, 1994 the Board of Directors adopted effective immediately, subject to shareholder approval at the annual meeting of shareholders conducted in July, 1995, a stock option plan under which options may be granted to officers, employees, directors and others. The plan specifically replaces all prior option agreements between the Company, its employees and its consultants. A total of 1,993,816 shares of common stock have been reserved for issuance under the plan. Options granted under the plan are exercisable at a price not less than the fair market value of the shares at the date of the grant, one half of the options granted will vest on the first anniversary date of the date of grant, and the remaining one half will vest on the second anniversary date of grant. The option period and exercise price will be specified for each option granted, as determined by the Board of Directors, but in no case shall the option period exceed five years from the date of grant, and the exercise price cannot be less than one half the market price of the Company's common shares on the date of grant.

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - STOCK OPTIONS AND WARRANTS [CONTINUED]

          On March 21, 1994 the Company entered into a separate consulting agreement with its current President, granting him warrants to purchase 6,000,000 restricted common shares for a cash payment of $1,000,000. The warrants are irrevocable and exercisable for a period of five years. At December 31, 1996, none of the warrants have been exercised.

          During July, 1994, in connection with conversion of three notes payable into common shares of the subsidiary, the Company issued warrants to purchase up to an aggregate of 317,500 shares of common stock of the Company upon payment of $2.00 per share. The warrants are exercisable until April 29, 1997. During 1996, warrants for 125,00 shares were exercised. The remaining warrants to purchase 192,500 are outstanding at December 31, 1996.

          On September 12, 1994, the Board of Directors approved the issuance of stock warrants to members of its advisory panel. Each panel member was granted warrants to purchase 50,000 restricted shares at an exercise price of $3.00 per share for a period of five years. At the time of the grant, there was no trading marker for either the Company's common shares or for warrants on those shares, although the Company had received a price of $2.00 per share for common stock of the Company's privately-owned, sole subsidiary. Consequently, no compensation has been recorded in connection with the granting of these warrants. As of December 31, 1996, none of the warrants granted to members of the advisory panel have been exercised.


          During the periods presented in the accompanying financial statements the Company has granted options under the 1994 Employee Stock Option Plan (the Plan). The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized under SFAS No. 123 for the Plan in the accompanying financial statements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                             1996                           1995
                                                       ---------------                 --------------
         Net Loss             As reported              $       (3,455)                 $       (2,544)
                              Proforma                 $       (3,514)                 $       (2,551)

         Loss per             As reported              $         (.19)                 $         (.16)
         common share         Proforma                 $         (.19)                 $         (.16)

         The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1996 and 1995: risk-free interest rates of 6.0% and 6.4%, expected dividend yield of zero, expected life of 5 and 5 years, and expected volatility 89% and 94%.

         A summary of the status of the options granted under the Company's Plan and other agreements granting stock warrants at December 31, 1996, 1995 and 1994, and changes during the years then ended is presented below:

                                 December 31, 1996            December 31, 1995                December 31, 1994
                           ----------------------------    -------------------------        ----------------------------
                                        Weighted Average             Weighted Average                  Weighted Average
                             Shares      Exercise Price    Shares     Exercise Price        Shares       Exercise Price
                             ------      --------------    ------     --------------        ------       ---------------
Outstanding at
  beginning of
  period                   8,493,166       $     1.03    8,121,166       $      .82                 -              -
Granted                      669,500       $     7.83      543,000       $     4.89         8,121,166       $    .82
Exercised                   (465,325)      $     2.86           -                 -                 -              -
Forfeited                   (593,453)      $     3.36     (171,000)      $    (2.42)                -              -
Expired                            -                -            -                -                 -              -
                           ---------       ----------    ---------       ----------         ---------       --------
Outstanding at
  end of period            8,103,888       $     1.32    8,493,166       $    1 .03         8,121,166       $    .82
                           ---------       ----------    ---------       ----------         ---------       --------
Weighted average
  fair value of
  options granted
  during the year            669,500       $      .73      543,000       $      .42              N/A             N/A
                           ---------       ----------    ---------       ----------         ---------       --------



         A summary of the status of the options outstanding under the Company's stock option plans and other agreements granting stock warrants at December 31, 1996 is presented below:



                               Options Outstanding                                 Options Exercisable
                   ----------------------------------------------------        ----------------------------
   Range of                         Weighted-Average   Weighted-Average                      Weighted-Average
   Exercise           Number            Remaining         Exercise               Number          Exercise
    Prices         Outstanding       Contractual Life      Price               Exercisable         Price
--------------     -----------       ----------------  ----------------        ----------    ----------------
$0.17                6,000,000           2.2 years       $    0.17               6,000,000      $   0.17
$2.00 - $ 3.00       1,196,388           2.5 years       $    2.84               1,196,388      $   2.84
$4.00 - $ 5.00         315,000           3.7 years       $    4.81                  85,000      $   4.94
$7.00 - $10.00         592,000           4.5 years       $    8.05                       -      $      -
---------------      ---------           ---------       ---------               ---------      --------
                     8,103,388                                                   7,281,388


          The stock options outstanding under the 1994 Employee Stock Option Plan at December 31, 1996 are 1,460,888. A total of 340,325 shares have been exercised under the Plan. Shares available for grant under the Plan are 192,603 at December 31, 1996.

                            CIMETRIX INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS



         A summary of the status of the options outstanding under the Company's stock option plan and other agreements granting stock warrants at December 31, 1996 is presented below:



                               Options Outstanding                                 Options Exercisable
                   ----------------------------------------------------        ----------------------------
   Range of                         Weighted-Average   Weighted-Average                      Weighted-Average
   Exercise           Number            Remaining         Exercise               Number          Exercise
    Prices         Outstanding       Contractual Life      Price               Exercisable         Price
--------------     -----------       ----------------  ----------------        ----------    ----------------
$0.17                6,000,000           2.2 years       $    0.17               6,000,000      $   0.17
$2.00 - $ 3.00       1,196,388           2.5 years       $    2.84               1,196,388      $   2.84
$4.00 - $ 5.00         315,000           3.7 years       $    4.81                  85,000      $   4.94
$7.00 - $10.00         592,000           4.5 years       $    8.05                       -      $      -
---------------      ---------           ---------       ---------               ---------      --------
                     8,103,388                                                   7,281,388



NOTE 14 - STOCKHOLDERS' EQUITY

         In August, 1996, two former directors returned 800,00 shares of issued and outstanding common stock to the Company.

         On August 11, 1995, the Board of Directors of the Company gave final approval to a merger between Cimetrix Incorporated, and its majority owned subsidiary, Cimetrix (USA) Incorporated, which was completed effective August 31, 1995. Under the merger, the minority interest shareholders of the subsidiary received one share of common stock of the Company for each share of subsidiary common stock that they own. This resulted in the issuance of 2,829,419 shares of restricted common stock of the Company and the recording of excess of cost over acquired net assets of $3,260,646. Subsequent to the merger, all business of the Company is being conducted through Cimetrix Incorporated, a Nevada corporation.

         Effective July 5, 1995, the Company issued 120,00 shared of previously unissued restricted common stock valued at $3.75 per share for the purchase of technology from BYU.

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

         During 1994, the Company sold 53,566 restricted common shares at $5.00 per share for total cash proceeds of $267,830. Subsequently, the Board of Directors approved the issuance of 558,761 additional restricted shares to all shareholders who had previously purchase shares from the Company at $5.00 per share during the periods from 1990 through 1994. The additional issuance was intended to reduce the average cost of a share to $2.00 per share for those who had previously paid $5.00 per share.

         Pursuant to agreements with the Company in 1994, certain former officers and directors agreed to return 2,2798,223 shares held by them for cancellation.

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 15 - VOTING RIGHTS ASSIGNED TO PRESIDENT

         On March 21, 1994, and later amended in June, 1994 and August, 1995, certain former officers and directors of the Company entered into a proxy agreement wherein they assigned the voting rights of their common stock (current voting control of approximately 26.0%) to the current President of the Company. The proxy agreement has a term expiring on December 31, 1998 and is irrevocable.

NOTE 16 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 1996 and 1995, the Company paid consulting fees of approximately $50,000 each year and provided the use of a furnished home to a corporation controlled by the current President of the Company.

         On July 31, 1994, the Company purchased a building contract for a cash payment of $75,000. The contract provided for the construction of the new facility now occupied by the Company. The purchase price was paid to a partnership in which the current President of the Company was a partner.

         In connection with the voting rights of the former officers and directors being assigned by proxy to the President of the Company, the Company entered into agreements with certain former officers and directors wherein 2,798,223 shares of the Company's common stock were returned and cancelled. The former officers and directors released the Company from obligations payable to them totaling $242,270. The Company indemnified the former officers and directors for their past services rendered, and released them from certain obligations payable to the Company totaling $120,068. Prior to this simultaneous release of obligations, a relative of one of the directors made non-interest bearing cash advances to the Company totaling $32,900. All related party payables and receivables were forgiven by the action noted above, and as of December 31, 1994, the balance of related party receivables and payables was zero.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

                              CIMETRIX INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS




NOTE 17 - CONTINGENCIES [CONTINUED]

          PRODUCT WARRANTIES - The Company provides certain product warranties to customers including repair or replacement for defects in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 1996 and 1995, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refunds have been paid to any customer as of December 31, 1996. Management believes that any allowance for warranty would be currently immaterial to the financial condition of the Company.

          LITIGATION - The Company filed a lawsuit on February 8, 1996 and an amended complaint on March 7, 1997 against W. Keith Seolas ("Seolas"), a former director of the Company, and members of his family. The lawsuit, styled Cimetrix Incorporated v. Waldron Keith Seolas, et al., pending in the Fourth Judicial Court of Utah County, Utah seeks declaratory relief and a determination of the validity of the issuance of approximately 2,000,000 shares of stock to Seolas and his family members.

          Seola filed a separate action on April 26, 1996 and an amended complaint on March 17, 1997 in the United States District Court for Utah, against the Company. In his lawsuit, styled Waldron Keith Seolas et al. v. Cimetrix Incorporated, Seolas alleges fraud by the Company in connection with the return of approximately 200,000 shares by Seolas to the Company in 1994. The Company believes that it has strong defenses to Seolas' claims and intends to vigorously defend them. Counsel believes the claims against the Company are without merit.

          Other than as stated above, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge no such proceedings by or against the Company have been threatened. To the knowledge of the Company's management, there are no material proceedings

         COMMON STOCK ISSUANCES - Subsequent to year-end, an additional 30,000 shares of common stock were issued pursuant to employee stock options exercised at $3 per share.

         OPERATING LEASES AGREEMENTS - The Company signed a five year lease effective March 1, 1997 for its office and engineering space in Utah. The lease requires monthly lease payments of $20,078 during the term of the lease. The Company also signed a lease for the administrative space in Tampa, Florida effective April, 1997 and expiring June 30, 2000. This Florida lease requires monthly payments of $6,933. The minimum monthly payments under these leases for the next five years are as follows (in thousands):

         1997         $  263
         1998            324
         1999            324
         2000            283
         2001            241
         Thereafter       40
                      ------
                      $1,475
                      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEMS 10-13

     Pursuant to General Instruction G(3) of Form 10-K, the information required by Items 10-13 of Form 10-K (except for the information regarding executive officers who are not directors of the Company, which is included as a Supplemental Item under Part I of this Report) is incorporated by reference from the information included in the Proxy Statement under the headings "Ownership of Common Stock", "Election of Directors" and "Executive Compensation" and "Related Party Transactions". The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

          The financial statements of Cimetrix as set forth under Item 8 are filed as part of this report.

          Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements and notes thereto.

          The independent auditors' report with respect to the above-listed financial statements appears on page 17 of this report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of fiscal 1996.

     (c)  Exhibit Listing

          EXHIBIT NO.                          DESCRIPTION
          -----------                          -----------
             3.1           Articles of Incorporation (1)
             3.1           Articles of Merger of Cimetrix (USA) Incorporated
                            with Cimetrix Incorporated (6)
             3.2           Bylaws (1)
            10.1           Proxy Agreements between Dastrup, Seolas and family,
                            and Bilzerian transferring voting rights to
                            Bilzerian (4)
            10.2           Consulting and option agreement between Cimetrix and
                            Paul A. Bilzerian to resolve management difficulties
                            (4)

          EXHIBIT NO.               DESCRIPTION
          -----------               -----------
            10.3           Indemnity agreement between Cimetrix and former
                            officers and directors of
                           Cimetrix for return of shares and release from
                            related payables/receivables (5)
            10.4           Technology Sale and Purchase Agreement between
                            Cimetrix and Brigham Young University (6)
            10.5           Stock Option Plan of Cimetrix Incorporated (2)
            10.6           Supplementary Consulting Agreement between Cimetrix
                            and Bicoastal Holding Company for services of Paul
                            A. Bilzerian (3)
            23.            Independent Auditors' Consent
            27.            Financial Data Schedule

---------------------

(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended December 31, 1993.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended December 31, 1994.
(3) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended December 31, 1995.
(4) Incorporated by reference to the Quarterly Report on Form 10-QSB For The Quarter Ended March 31, 1994.
(5) Incorporated by reference to the Quarterly Report on Form 10-QSB For The Quarter Ended June 30, 1994.
(6) Incorporated by reference to the Quarterly Report on Form 10-QSB For The Quarter Ended September 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1997.


                                  CIMETRIX INCORPORATED


                                  By: /s/ DAVID L. REDMOND
                                     ----------------------------
                                     DAVID L. REDMOND,
                                     Executive Vice President and
                                     Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1997.


              SIGNATURE                         CAPACITY
              ---------                         --------

 /s/ PAUL A. BILZERIAN
-------------------------------        President, Chief Executive Officer and
PAUL A. BILZERIAN                      Director (as Director and Principal
                                       Executive Officer

 /s/ DAVID L. REDMOND
-------------------------------        Executive Vice President, Chief Financial
DAVID L. REDMOND                       Officer and Director (as Director,
                                       Principal Financial and Accounting
                                       Officer)

 /s/ DOUGLAS A. DAVIDSON
-------------------------------        Director
DOUGLAS A. DAVIDSON

 /s/ PAUL A. JOHNSON
-------------------------------        Director
PAUL A. JOHNSON

 /s/ DR. RON LUMIA
-------------------------------        Director
DR. RON LUMIA