Form 10-Q
period 1997-03-31
CIMETRIX INC
filed 1997-05-02
CIK 786620

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                            ------------------------

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813)277-9199

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         The number of shares outstanding of the registrant's common stock, par value $.0001, as of May 1, 1997 was 24,143,928.

================================================================================

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                        ----------------------------
                                                            1997            1996
                                                            ----            ----
NET REVENUES                                            $        512    $        281
                                                        ------------    ------------

OPERATING EXPENSES:

         Cost of revenues, including customer support            209             140
         Selling and marketing                                   290             315
         Research and development                                361             229
         General and administrative                              330             226
         Depreciation and amortization                           163             159
         Compensation expense - stock options                     --             693
                                                        ------------    ------------

                  Total operating expenses                     1,353           1,762
                                                        ------------    ------------

LOSS FROM OPERATIONS                                            (841)         (1,481)
                                                        ------------    ------------

OTHER INCOME (EXPENSE):
         Interest income                                          21              23
         Interest expense                                         (5)             (2)
                                                        ------------    ------------

                  Total other income (expense)                    16              21
                                                        ------------    ------------

LOSS BEFORE INCOME TAXES                                        (825)         (1,460)
CURRENT INCOME TAX EXPENSE (BENEFIT)                              --              --
DEFERRED INCOME TAX EXPENSE (BENEFIT)                             --              --
                                                        ------------    ------------
NET LOSS                                                $       (825)   $     (1,460)
                                                        ============    ============
LOSS PER COMMON SHARE:                                  $       (.05)   $       (.08)
                                                        ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                       18,136,428      18,551,266
                                                        ============    ============




              The accompanying notes are an integral part of these
                       financial statements (unaudited).

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                                             March 31, December 31,
                                                             --------- ------------
                                                               1997        1996
                                                               ----        ----
                                                            (Unaudited)
CURRENT ASSETS:

         Cash and cash equivalents                           $  1,379    $  2,785
         Accounts receivable, net                                 721         617
         Inventories                                              532         533
         Prepaid expenses and other current assets                255         285
                                                             --------    --------
                  Total current assets                          2,887       4,220
PROPERTY AND EQUIPMENT, net                                       759         614
CAPITALIZED SOFTWARE COSTS, net                                   658         707
TECHNOLOGY, net                                                   701         715
GOODWILL, net                                                   2,916       2,971
                                                             --------    --------
                  Total Assets                               $  7,921    $  9,227
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                   $     44    $     44
         Accounts payable                                         459         671
         Accrued expenses                                          86         459
         Customer deposits                                        190         170
                                                             --------    --------
                  Total current liabilities                       779       1,344
LONG-TERM DEBT, net of current portion                            246         252
                                                             --------    --------
                  Total Liabilities                             1,025       1,596
                                                             --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

         Common stock; 100,000,000 shares
           authorized, $.0001 par value; 18,151,428
           and 18,121,428 shares issued and
           outstanding, respectively                                2           2
         Additional paid-in capital                            18,496      18,406
         Accumulated deficit                                  (11,368)    (10,543)
         Unearned compensation - stock options                   (234)       (234)
                                                             --------    --------

                  Net Stockholders' Equity                      6,896       7,631
                                                             --------    --------

                                                             $  7,921    $  9,227
                                                             ========    ========


              The accompanying notes are an integral part of these
                       financial statements (unaudited).

                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      For the Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                         1996            1997
                                                                         ----            ----
CASH FLOWS TO OPERATING ACTIVITIES:
     Net Loss                                                          $  (825)        $(1,460)
                                                                       -------         -------

     Adjustments to reconcile net loss to net
      cash used by operating activities:
         Amortization and depreciation                                     163             159
         Compensation related to stock options                              --             693
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                     (104)           (124)
           (Increase) decrease in inventory                                  1              67
           (Increase) decrease in prepaid expenses                          30             (21)
           Increase (decrease) in accounts payable                        (212)            (44)
           Increase (decrease) in accrued expenses                        (373)            (27)
           Increase (decrease) in customer deposits                         20              --
                                                                       -------         -------

                Total Adjustments                                         (475)            703
                                                                       -------         -------
                Net Cash Flow Used by Operating
                      Activities                                        (1,300)           (757)
                                                                       -------         -------

CASH FLOWS TO INVESTING ACTIVITIES:
     Payments for capitalized software costs                                --             (34)
     Purchase of property and equipment, net of retirements               (190)            (40)
                                                                       -------         -------

                Net Cash Flow Used by Investing Activities                (190)            (74)
                                                                       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                 90             631
     Payments for capital lease obligations, net                            (6)             (6)
                                                                       -------         -------

                Net Cash Flow Provided by
                   Financing Activities                                     84             625
                                                                       -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                        (1,406)           (206)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                              2,785           2,345
                                                                       -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,379         $ 2,139
                                                                       =======         =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                      $     6         $     2
         Income taxes                                                  $    --         $    --
                                                                       =======         =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Compensation expense - stock options                              $    --         $   693
     Issuance of stock upon exercise of non-
        qualified options                                              $    90         $   631
                                                                       =======         =======

              The accompanying notes are an integral part of these
                       financial statements (unaudited).

                             CIMETRIX INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the three month period ended March 31, 1996 have been reclassified to conform to the March 31, 1997 classification. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 1997, the Company had cash equivalents of $1,028,982 invested in money market accounts, which are readily convertible into cash and are not subject to significant risk from fluctuation in interest rates; there were cash equivalents of approximately $2,019,927 at March 31, 1996.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories at March 31, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                                               1997         1996
                                                               ----         ----
                  Parts and supplies                           $266         $211
                  Work in process                                57          128
                  Finished goods                                209          194
                                                               ----         ----

                                                               $532         $533
                                                               ====         ====

         PROPERTY AND EQUIPMENT - Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The estimated lives are as follows: buildings, 40 years; leasehold improvements, the lease term; computer equipment and other, three to seven years.

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[CONTINUED]

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

         Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using
         (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. As of March 31, 1997, the unamortized portion of capitalized software development costs was approximately $658,000. Amortization of software development costs was approximately $49,000 and $43,000 for the three months ended March 31, 1997 and 1996, respectively.

         GOODWILL - Goodwill reflects the excess of the costs of purchasing the minority interest of Cimetrix (USA) Incorporated over the fair value of the related net assets at the date of acquisition (August 31, 1995), and is being amortized on the straight line basis over 15 years. Amortization expense charged to operations for both the three months ended March 31, 1997 and 1996 was approximately $54,300. At March 31, 1997, the accumulated amortization was approximately $344,000.

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

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

NOTE 2 - PREPAID LICENSE AGREEMENTS

         Pursuant to an agreement dated July 26, 1995, which incorporated provisions of a 1994 agreement , the Company entered into a license/royalty agreement with a provider of real-time development licenses which allowed the Company to resell real-time development licenses to its customers. The Company has prepaid for development licenses and this prepayment will be amortized until licenses and services from the provider have been consumed. At March 31, 1997 and December 31, 1996, the unamortized prepayment was $122,235 and $130,235, respectively, and is included in Prepaid Expenses and Other Current Assets on the Company's Balance Sheet. The agreement also provides the Company with the option, expiring on July 25, 1998, to purchase all existing development operating system source code from the provider.

NOTE 3 - TECHNOLOGY

         Effective July 5, 1995, the Company purchased the technology that was then being licensed from Brigham Young University (BYU), referred to as ROBLINE and ROBCAL. The Company purchased all rights, title, interest and benefit in and to the intellectual property for cash payments of $50,000 per year for ten years which were discounted using an incremental borrowing rate of 9.5% per annum and has been recorded as a note payable of $343,765, plus 120,000 shares of previously unissued, restricted common stock of the Company valued at $3.75 per share , for a total purchase value of $793,765. The technology is being amortized on a straight-line basis over 15 years. Amortization expense was approximately $14,000 during both the three month periods ended March 31, 1997 and 1996.

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - LONG-TERM DEBT

         Long-term debt at March 31, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                               1997         1996
                                                               ----         ----
         Note payable to BYU                                   $272         $272
         Capital lease obligations                               18           24
                                                               ----         ----
                                                                290          296
         Less current maturities                                 44           44
                                                               ----         ----
         Net long-term debt                                    $246         $252
                                                               ====         ====

         In connection with the purchase of the technology from BYU discussed in
         Note 3, the Company agreed to make payments of $50,000 each year for ten years. This stream of payments was discounted using an incremental borrowing rate of 9.5% per annum, and was recorded as a note payable with a beginning balance of $343,765.

         The Company entered into a $5,000,000, variable rate revolving line of credit with a bank on October 3, 1996. The line provides for interest at the rate of one half of one percent over the prime rate of the bank. The line expired on April 30, 1997 and the Company has not sought to renew the line of credit.

NOTE 5 - SIGNIFICANT CUSTOMERS

         Approximately 19% and 15% of the Company's revenues during the three month period ended March 31, 1997 were attributable to a Japanese OEM and a domestic United States OEM, respectively. No other single customer accounted for more than 10% of the Company's revenues during the three month period ended March 31, 1997. During the three month period ended March 31, 1996, approximately 18% of the Company's revenues were to a Japanese distributor, approximately 17% of the Company's revenues were to a domestic United States OEM, approximately 17% of the Company's revenues were to a domestic United States end-user and approximately 14% of the Company's revenues were to a domestic United States end-user. Although the Company values its relationships with all of its customers, the Company does not believe the loss of any single customer would have a material adverse impact on the Company.

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - STOCK OPTIONS AND WARRANTS

         On December 21, 1994 the Board of Directors adopted effective immediately, subject to shareholder approval at the annual meeting of shareholders conducted in July, 1995, a stock option plan under which options may be granted to officers, employees, directors and others. The plan specifically replaces all prior option agreements between the Company, its employees, and its consultants. A total of 1,993,816 shares of common stock have been reserved for issuance under the plan. Options granted under the plan are exercisable at a price not less than the fair market value of the shares at the date of the grant, one half of the options granted will vest on the first anniversary date of the date of grant, and the remaining one half will vest on the second anniversary date of grant. The option period and exercise price will be specified for each option granted, as determined by the Board of Directors, but in no case shall the option period exceed five years from the date of grant, and the exercise price cannot be less than one half the market price of the Company's common shares on the date of grant.

         On March 21, 1994 the Company entered into a separate consulting agreement with its current President, granting him warrants to purchase 6,000,000 restricted common shares for a cash payment of $1,000,000. The warrants are irrevocable and exercisable for a period of five years. On April 15, 1997, these warrants were exercised and the Company purchased 200,000 shares from Mr. Bilzerian's entities for $1,000,000.

         During July, 1994, in connection with conversion of three notes payable into common shares of the subsidiary, the Company issued warrants to purchase up to an aggregate of 317,500 shares of common stock of the Company upon payment of $2.00 per share. The warrants are exercisable until April 29, 1997. During 1996, warrants for 125,00 shares were exercised. The remaining warrants of 192,500 were exercised during April, 1997.

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

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 7 - VOTING RIGHTS ASSIGNED TO PRESIDENT

         On March 21, 1994, and later amended in June, 1994 and August, 1995, certain former officers and directors of the Company entered into a proxy agreement wherein they assigned the voting rights of their common stock (current voting control of approximately 19.9%) to the current President of the Company. The proxy agreement has a term expiring on December 31, 1998 and is irrevocable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         PRODUCT WARRANTIES - The Company provides certain product warranties to customers including repair or replacement for defects in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of March 31, 1997, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refunds have been paid to any customer as of March 31, 1997. Management believes that any allowance for warranty would be currently immaterial to the financial condition of the Company.

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

         Other than as stated above, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge no such proceedings by or against the Company have been threatened. To the knowledge of the Company's management, there are no material proceedings pending or threatened against any director or executive officer of the Company, whose position in such proceeding would be adverse to that of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

         The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, robots and electronics industry equipment that operates on the factory floor. The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for the three months ended March 31, 1997 and 1996:

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                              1997       1996
                                                              ----       ----
Net revenues                                                  100.0%     100.0%
                                                             ------     ------

Operating expenses:
     Cost of revenues                                          40.8       49.8
     Selling, marketing and customer support                   56.6      112.1
     Research and development                                  70.5       81.5
     General and administrative                                64.5       80.5
     Depreciation and amortization                             31.8       56.6
     Compensation - stock options                                --      246.6
                                                             ------     ------

           Total operating expenses                           264.2      627.1
                                                             ------     ------

Loss from operations                                         (164.2)    (527.1)
     Interest income, net of expense                            3.0        7.5
                                                             ------     ------

           Net Loss                                          (161.2)%   (519.6)%
                                                             ======     ======

NET REVENUES

         Net revenues for the three months ended March 31, 1997 and 1996 were approximately $512,000 and $281,000, respectively. Net revenues for the three months ended March 31, 1997 included approximately $350,000 of software revenues. Revenues for the three months ended March 31, 1996 included approximately $137,000 from the sale of hardware products.

COST OF REVENUES

         The Company's cost of revenues as a percentage of net revenues for the three months ended March 31, 1997 and 1996 are approximately 41% and 50%, respectively. The cost of revenues decreased because the revenues from software products as a percentage of total revenues increased from approximately 27% of revenues during the three months ended March 31, 1996 to approximately 68% of revenues during the three months ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS[CONTINUED]

SELLING AND MARKETING

         Selling and marketing expenses were approximately $315,000 during the three month period ended March 31, 1996 and approximately $290,000 during the three months ended March 31, 1997. Selling and marketing expenses in 1997 and 1996 reflect the hiring and related travel expenses of full-time marketing and sales personnel, the development of product brochures and other marketing material and the costs related to the Company's representation at trade shows.

RESEARCH AND DEVELOPMENT

         Research and development expenses have increased from approximately $229,000 during the three months ended March 31, 1996 to approximately $361,000 during the three months ended March 31, 1997. The Company's extensive effort to develop its products for WindowsNT and the continued development of GEM represented the majority of the research and development expenditures.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses have increased from approximately $226,000 during the three months ended March 31, 1996 to approximately $330,000 during the three months ended March 31, 1997. The primary increases in general and administrative expenses are approximately $75,000 in legal expenses related primarily to the Seolas litigation and approximately $40,000 of increased recruiting costs.

COMPENSATION - STOCK OPTIONS

         During the three months ended March 31, 1997, the Company recorded, in accordance with APB 25, the compensation cost related to all options granted during 1996 and any currently outstanding options that have been previously granted to employees. Additionally, the Company has expensed that portion of the compensation cost related to employee services rendered during 1996. Employee services are assumed to be rendered over the two year vesting period of the options. Compensation expense recorded during the three months ended March 31, 1997 was approximately $693,000.

         In 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for the Company's fiscal year ending December 31, 1996. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $2,108,000 of working capital at March 31, 1997, compared with approximately $2,876,000 at December 31, 1996. The decrease in working capital from December 31, 1996 to March 31, 1997 was primarily attributable to the cash used to fund the Company's net loss during the three months ended March 31, 1997. The Company's future liquidity will continue to be dependent on its operating cash flow and management of trade receivables and inventories. Management believes that the Company's working capital is sufficient to maintain its current and immediately foreseeable levels of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS[CONTINUED]

LIQUIDITY AND CAPITAL RESOURCES[CONTINUED]

         The Company had negative cash flow from operating activities of approximately $1,300,000 for the three months ended March 31, 1997 compared to approximately $757,000 for the three months ended March 31, 1996. The Company's negative cash flow from operations for the three months ended March 31, 1997 was approximately equal to the net loss for the period less depreciation and amortization plus a reduction of approximately $600,000 in accounts payables and accrued liabilities. Negative cash flow from operations for the three months ended march 31, 1996 was approximately equal to the Company's net loss minus depreciation and amortization and the compensation expense for stock options.

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

         Other than as stated in the preceding paragraphs, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such proceedings by or against the Company have been threatened. To the knowledge of management, there are no material proceedings pending or threatened against any director or executive officer of the Company, whose position in any such proceeding would be adverse to that of the Company.

ITEM 4.  CHANGES IN SECURITIES

         None.

ITEM 5.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 6.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 6.  OTHER INFORMATION

         None.

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

                               Reports on Form 8-K

         Cimetrix did not file any Current Reports on Form 8-K during the quarterly period ended March 31, 1997.

                                    Exhibits

         No.      Description

         27.      Financial Data Schedule (for SEC use only)


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CIMETRIX INCORPORATED


                                             By: /S/ DAVID L. REDMOND
                                                 -------------------------------
                                                 DAVID L. REDMOND,
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Its Duly Authorized Officer)


Date: May 2, 1997