Form 10-Q
period 1997-06-30
CIMETRIX INC
filed 1997-08-11
CIK 786620

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             -------------------

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                          -----------  --------------

                            -----------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Number of shares outstanding of each of the issuer's classes of common stock as of August 8, 1997:

                  Common stock, par value $.0001 - 24,143,928.

===============================================================================

                            EXHIBIT INDEX ON PAGE 21

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                   -------------------------         -----------------------
                                                       1997          1996               1997          1996
                                                       -----         ----               ----          ----
NET REVENUES                                       $      541     $      177       $    1,053     $      458
                                                   ----------     ----------       ----------     ----------
OPERATING EXPENSES
     Cost of revenues, including customer support         340            123              549            287
     Sales and marketing                                  293            293              583            592
     Research and development                             498            422              922            711
     General and administrative                           635            332            1,065            649
     Compensation expense - stock options                   -              -                -            693
                                                   ----------     ----------       ----------     ----------
                                                                                                           -

         Total operating expenses                       1,766          1,170            3,119          2,932
                                                  -----------     ----------       ----------     ----------

LOSS FROM OPERATIONS                                   (1,225)          (993)          (2,066)        (2,474)
                                                  -----------     ----------       ----------     ----------

OTHER INCOME (EXPENSES)

     Interest income                                       12             23               33             46
     Interest expense                                     (16)            (1)             (21)            (3)
                                                  -----------     ----------       ----------     ----------

         Total other income (expense)                      (4)            22               12             43
                                                  -----------     ----------       ----------     ----------

LOSS BEFORE INCOME TAXES                               (1,229)          (971)          (2,054)        (2,431)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                 -              -                -              -

DEFERRED INCOME TAX EXPENSE
  (BENEFIT)                                                 -              -                -              -

NET LOSS                                           $   (1,229)     $    (971)      $   (2,054)    $   (2,431)
                                                   ==========      =========       ==========     ==========
LOSS PER COMMON SHARE                              $     (.05)     $    (.05)      $     (.10)    $     (.13)
                                                   ==========      =========       ==========     ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                        22,438,428     18,813,095       21,142,678     18,707,986
                                                   ==========     ==========       ==========     ==========


              The accompanying notes are an integral part of these
                        financial statements(unaudited).

                             CIMETRIX INCORPORATED
                           CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             ASSETS

                                                                         JUNE 30,            DECEMBER 31,
CURRENT ASSETS:                                                            1997                 1996
                                                                         --------            -----------
                                                                       (UNAUDITED)
  Cash and cash equivalenets                                             $    758                 $ 2,785
  Accounts receivable, net                                                    803                     617
  Inventories                                                                 401                     533
  Prepaid expenses and other current assets                                   200                     285
                                                                         --------                 -------
            Total current assets                                            2,162                   4,220

PROPERTY AND EQUIPMENT, net                                                   871                     614
CAPITALIZED SOFTWARE COSTS, net                                               609                     707
TECHNOLOGY, net                                                               688                     715
GOODWILL, net                                                               2,862                   2,971
                                                                         --------                 -------
    Total Assets                                                         $  7,192                 $ 9,227
                                                                         ========                 =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt                                            41                 $    44
  Accounts payable                                                            584                     671
  Accrued expenses                                                            143                     459
  Customer deposits                                                           111                     170
                                                                         --------                 -------
     Total current liabilities                                                879                   1,344

LONG TERM DEBT, net of current portion                                        261                     252
                                                                         --------                 -------
     Total Liabilities                                                      1,140                   1,596
                                                                         --------                 -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock, $.0001 par value: 100,000,000 shares
    authorized; 24,143,928 and 18,096,428 shares issued
    and outstanding, respectively                                               2                       2
  Additional paid-in capial                                                18,881                  18,406
  Accumulated deficit                                                     (12,597)                (10,543)
  Unearned compensation - stock options                                      (234)                   (234)
                                                                         --------                --------
      Net Stockholders' Equity                                              6,052                   7,631

                                                                         $  7,192                $  9,227
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

                             CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           -------------------------
                                                                           1997                 1996
                                                                           ----                 ----
CASH FLOWS TO OPERATING ACTIVITIES:
   Net Loss                                                           $  (2,054)            $  (2,431)
   Adjustments to reconcile net loss to net cash used by              ---------             ---------
     operating activities:
       Amortization and depreciation                                        351                   321
       Compensation related to stock options                                                      693
       Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                          (186)                  (17)
       (Increase) decrease in inventory                                     132                   (30)
       (Increase) decrease in prepaid expenses                               85                    10
        Increase (decrease) in accounts payable                             (87)                   50
        Increase (decrease) in accrued expenses                            (316)                  (17)
        Increase (decrease) in customer deposits                            (59)                   --
                                                                      ---------             ---------
            Total adjustments                                               (80)                1,010
                                                                      ---------             ---------
            Net Cash Flow Used by Operating Activities                   (2,134)               (1,421)
                                                                      ---------             ---------
CASH FLOWS TO INVESTING ACTIVITIES:
  Payments for capitalized software costs                                    --                   (72)
  Purchase of property and equipment, net of retirements                   (358)                  (68)
                                                                      ---------             ---------

             Net Cash Flow Used by Investing Activities                    (358)                 (140)
                                                                      ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                    475                   881
  Payments for capital lease obligations, net                               (10)                   (9)
                                                                      ---------             ---------
             Net Cash Flow Provided by Financing Activities                 465                   872
                                                                      ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,027)                 (689)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                      2,785                 2,345
                                                                      ---------             ---------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                              785                 1,656
                                                                      ---------             ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                          $      10             $       3
    Income taxes                                                      $      --             $      --
                                                                      =========             =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Compensation expense - stock options                                 $     --                   693
  Issuance of stock upon exercise of non-qualified
    options or warrant, net of repurchase                                   475                   881
                                                                       ========              ========

             The accompanying notes are an integral part of these
                        financial statements(unaudited).

                             CIMETRIX INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the three and six-month periods ended June 30, 1996 have been reclassified to conform to the June 30, 1997 classification. The results of operations for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 1997, the Company had cash equivalents of $757,866 invested in money market accounts, which are readily convertible into cash and are not subject to significant risk from fluctuation in interest rates. There were cash equivalents of approximately $1,656,527 at June 30, 1996. The carrying value of the cash equivalents approximates their fair value because of the short maturity of the investments.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories at June 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                                 1997             1996
                                                 ----             ----
     Parts and supplies                        $  156           $  211
     Work in process                               36              128
     Finished goods                               209              194
                                               ------           ------
                                               $  401           $  533
                                               ======           ======


     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The estimated lives are as follows: buildings, 40 years; leasehold improvements, the lease term; computer equipment and other, three to seven years.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

     Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. As of June 30, 1997, the unamortized portion of capitalized software development costs was approximately $609,000. Amortization of software development costs was approximately $49,000 and $43,000 for the three months ended June 30, 1997 and 1996, respectively. Amortization of software development costs was approximately $98,000 and $86,000 for the six months ended June 30, 1997 and 1996, respectively.

     GOODWILL - Goodwill reflects the excess of the costs of purchasing the minority interest of Cimetrix (USA) Incorporated over the fair value of the related net assets at the date of acquisition (August 31, 1995) and is being amortized on the straight line basis over 15 years. Amortization expense charged to operations for both the periods ended June 30, 1997 and 1996 was approximately $54,300. At June 30, 1997, the accumulated amortization was approximately $398,530. The Company evaluates the impairment of long-lived assets, such as goodwill, in accordance with Statement of Financial Accounting Standards No. 121. The Company evaluates on a quarterly basis the projected undiscounted cash flows to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets and accrues expenses for the amount, if any, determined to be permanently impaired. Management of the Company does not believe any impairment exists as of June 30, 1997.

     INCOME TAXES - The Company records income taxes in accordance with Statement of Financial Account Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of accounting for income taxes of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Because of uncertainty about whether the Company will generate sufficient future taxable income to realize its deferred tax assets, the Company has established a valuation allowance to offset all its deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement

     109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     NET LOSS PER COMMON SHARE - The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share." All loss per share amounts for 1997 and 1996 have been calculated in accordance with FASB Statement No. 128. Loss per share of common stock is computed on the basis of the weighted average number of common shares outstanding during the periods presented. Fully diluted loss per share is not presented because the effect is anti-dilutive.

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

NOTE 2 - PREPAID LICENSE AGREEMENTS

     Pursuant to an agreement dated July 26, 1995, which incorporated provisions of a 1994 agreement, the Company entered into a license/royalty agreement with a provider of real-time development licenses which allowed the Company to resell real-time development licenses to its customers. The Company has prepaid for development licenses and this prepayment will be amortized until licenses and services from the provider have been consumed. At June 30, 1997 and December 31, 1996, the unamortized prepayment was $122,235 and $130,235, respectively, and is included in "Prepaid expenses and other current assets" on the Company's Balance Sheets. The agreement also provides the Company with the option, expiring on July 25, 1998, to purchase all existing development operating system source code from the provider.

NOTE 3 - TECHNOLOGY

     Effective July 5, 1995, the Company purchased the technology that was then being licensed from Brigham Young University (BYU) and referred to as ROBLINE and ROBCAL. The Company purchased all rights, title, interest and benefit in and to the intellectual property for cash payments of $50,000 per year for ten years, which were discounted using an incremental borrowing rate of 9.5% per annum and recorded as a note payable of $343,765, plus 120,000 shares of previously unissued, restricted common stock of the Company valued at $3.75 per share, for a total purchase value of $793,765. The technology is being amortized on a straight-line basis over 15 years. Amortization expense was approximately $13,500 during both the three-month periods ended June 30, 1997 and 1996 and was approximately $27,000 during both the six-month periods ended June 30, 1997 and 1996.

NOTE 4 - LONG-TERM DEBT

     Long-term debt at June 30, 1997 and December 31, 1996 consisted of the following ( in thousands):

                                                 1997              1996
                                                 ----              ----
                  Note payable to BYU          $  272            $  272
                  Capital lease obligations        30                24
                                               ------            ------
                                                  302               296
                  Less current maturities          41                44
                                               ------            ------
                  Net long-term debt           $  261            $  252
                                               ======            ======

     In connection with the purchase of the technology from BYU discussed in
     Note 3, the Company agreed to make payments of $50,000 per year for ten years. This stream of payments was discounted using an incremental borrowing rate of 9.5% per annum and was recorded as a note payable with a beginning balance of $343,765.

NOTE 5 - SIGNIFICANT CUSTOMERS

     Approximately 53.5% and 36.9% of the Company's net revenues during the three and six-month periods ended June 30, 1997, respectively, were attributable to Fuji Machine Mfg. Co., Ltd. ("Fuji"). The Company did not have any revenues from Fuji during the three and six-month periods ended June 30, 1996. Aries, Inc. ("Aries"), the Company's distributor in Japan, accounted for approximately 4.8% and 13.7% of the Company's net revenues for the three and six month periods ended June 30, 1996, respectively. Aries accounted for approximately 7% of the Company's net revenues during both the three and six-month periods ended June 30, 1997.

NOTE 6 - STOCK OPTIONS AND WARRANTS

     On December 21, 1994, the Company's Board of Directors adopted effective immediately, subject to shareholder approval at the annual meeting of shareholders held in July 1995, a stock option plan under which options may be granted to officers, employees, directors and others. The plan specifically replaced all prior option agreements between the Company, its employees and its consultants. A total of 1,993,816 shares of common stock had been reserved for issuance under the plan. On May 31, 1997, the shareholders of the Company approved an amendment to the Cimetrix Incorporated 1994 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 506,184 shares to an aggregate of 2,500,000 shares. Options granted under the plan are exercisable at a price not less than the fair market value of the shares at the date of the grant, and one-half of the granted options vest on the first anniversary of the date of grant, with the remaining one half vesting on the second anniversary of the date of grant. The option period and exercise price will be specified for each option granted, as determined by the Board of Directors, but in no case shall the option period exceed five years from the date of grant, and the exercise price cannot be less than one-half the market price of the Company's common shares on the date of grant.

NOTE 6 - STOCK OPTIONS AND WARRANTS [CONTINUED]

     On March 21, 1994, the Company entered into a separate consulting agreement with its current President, granting him warrants to purchase 6,000,000 restricted shares of the Company's common stock for a cash payment of $1,000,000. The warrants were assignable, irrevocable and exercisable for a period of five years. On April 15, 1997, these warrants were exercised, and the Company concurrently repurchased 200,000 of the 6,000,000 shares from Bicoastal Holding Company, an affiliate of the President, for $1,000,000. On May 31, 1997, the shareholders of the Company ratified an agreement with Bicoastal Holding Company providing for the services of Paul Bilzerian as an officer, director, and management consultant of the Company and for the exercise of the warrants and stock repurchase described above.

     During July 1994, in connection with conversion of three notes payable into common shares of the subsidiary, the Company issued warrants to purchase up to an aggregate of 317,500 shares of its common stock for $2.00 per share. The warrants were exercisable until April 29, 1997. Warrants for 125,000 shares were exercised during 1996, and the remaining warrants for 192,500 shares were exercised during April 1997.

     On September 12, 1994, the Board of Directors approved the issuance of stock warrants to members of its advisory panel. Each panel member was granted warrants to purchase 50,000 restricted shares of the Company's common stock at an exercise price of $3.00 per share for a period of five years. At the time of the grant, there was no trading market for either the warrants or the Company's common shares, although the Company had received a price of $2.00 per share for common stock of the Company's privately-owned, sole subsidiary. Consequently, no compensation has been recorded in connection with the granting of these warrants. As of December 31, 1996, none of the warrants granted to members of the advisory panel have been exercised.

NOTE 7 - VOTING RIGHTS ASSIGNED TO PRESIDENT

     The President of the Company has an irrevocable proxy agreement with W. Keith Seolas, a former director of the Company, and members of his family wherein they assigned the voting rights of their common stock (approximately 2,000,000 shares) to the President. The proxy agreement has a term expiring on December 31, 1998. (See Note 8, "Litigation.")

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     PRODUCT WARRANTIES - The Company provides certain product warranties to customers including repair or replacement for defects in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of June 30, 1997, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refunds have been paid to any customer as of June 30, 1997. Management believes that any allowance for warranty would be currently immaterial to the financial condition of the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES [CONTINUED]

     LITIGATION - The Company filed a lawsuit on February 8, 1996 and an amended complaint on March 7, 1997 against W. Keith Seolas ("Seolas"), a former director of the Company, and members of his family. The lawsuit, styled Cimetrix Incorporated v. Waldron Keith Seolas, et al., is pending in the Fourth Judicial District Court of Utah County, Utah, and seeks declaratory relief and a determination of the validity of the issuance of approximately 2,000,000 shares of stock to Seolas and his family members.

     Seolas filed a separate lawsuit against the Company on April 26, 1996 and an amended complaint on March 17, 1997 in the United States District Court for Utah. In his lawsuit, styled Waldron Keith Seolas et al. v. Cimetrix Incorporated, Seolas alleges fraud by the Company in connection with his return of approximately 200,000 shares to the Company in 1994. The Company believes that it has strong defenses to Seolas' claims and intends to vigorously defend them. The Company's counsel believes the claims against the Company are without merit.

     Other than as stated above, the Company is not a party to any material pending legal proceedings and, to the knowledge of the Company's management, no such proceedings by or against the Company have been threatened. To the knowledge of the Company's management, there are no material proceedings pending or threatened against any director or executive officer of the Company, whose position in such proceeding would be adverse to that of the Company.

NOTE 9 - SUBSEQUENT EVENT

     On July 2, 1997, the Company filed a registration statement with the Securities and Exchange Commission for an offering of a minimum of $3,000,000 and a maximum of $10,000,000 aggregate principal amount of its unsecured 10% Senior Notes Due 2002 at 100% of face value, coupled with warrants to purchase 100 shares of the Company's common stock for each $1,000 principal amount of Senior Notes purchased. The offering will be made directly by the Company on best efforts basis and will not be underwritten. Accordingly, there is no assurance that any or all of the Senior Notes will be sold. The proceeds of the offering would be used for working capital and other general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance, and
(d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to certain factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Liquidity and Capital Resources" and "Factors Affecting Future Results."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)



OVERVIEW

              The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, industrial robots and industrial automation equipment that operates on the factory floor. The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and six months ended June 30, 1997 and 1996:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                           ---------------------             -----------------
                                                           1997              1996             1997         1996
                                                           ----              ----             ----         ----
NET REVENUES                                                100%             100%             100%           100%
                                                            ----             ----             ----           ----

OPERATING EXPENSES
     Cost of revenues, including customer support          62.8             69.5             52.1           62.7
     Sales and marketing                                   54.2            165.5             55.4          129.3
     Research and development                              92.0            238.4             87.6          155.2
     General and administrative                           117.4            187.6            101.1          141.7
     Compensation expense - stock options                     -                -                -          151.3
                                                       --------         --------        ---------       --------

         Total operating expenses                         326.4            661.0            296.2          640.2
                                                       --------         --------        ---------       --------

LOSS FROM OPERATIONS                                     (226.4)          (561.0)          (196.2)        (540.2)
                                                       --------         --------        ---------       --------
     Interest income, net of expense                       (0.8)            12.4              1.1            9.4
                                                       --------         --------        ---------       --------

NET LOSS                                                 (227.2%)         (548.6%)         (195.1%)       (530.8%)
                                                       ========         ========        =========       ========


RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1997

NET REVENUES

         Net revenues for the second quarters of 1997 and 1996 were approximately $541,000 and $177,000, respectively. Net revenues for the second quarter of 1997 included approximately $268,000, or 49.6%, from custom applications and programming and system integration projects primarily with original equipment manufacturers ("OEMs"), approximately $210,000, or 38.8%, from the sale of software products, approximately $46,000, or 8.5%, from customer support and approximately $17,000, or 3.1%, from the sale of hardware products. Net revenues for the second quarter of 1996 included approximately $69,000, or 39%, from the sale of hardware products, approximately $46,000, or 26%, from the sale of software products and approximately $62,000, or 35%, from training, support services and custom applications and systems integration projects.

         Net revenues for the first half of 1997 and 1996 were approximately $1,053,000 and $458,000, respectively. Net revenues for the first half of 1997 included approximately $308,000, or 29.3%, from

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

custom applications and programming and system integration projects primarily with OEMs, approximately $627,000, or 59.5%, from the sale of software products, approximately $82,000, or 7.8%, from customer support, approximately $36,000, or 3.4%, from the sale of hardware products. Net revenues for the first half of 1996 included approximately $204,000, or 44.5%, from the sale of hardware products, approximately $122,000, or 26.6%, from the sale of software products and approximately $132,000, or 28.9%, from training, customer support and custom applications and systems integration projects.

         The increase in net revenues for the second quarter and first half of 1997 compared to the comparable periods in 1996 are primarily attributable to increased revenues from the sale of software products ($210,000 and $627,000 for the second quarter and first half of 1997, respectively, compared to $46,000 and $122,000 for the second quarter and first half of 1996, respectively) and to increased revenues from custom applications and programming and systems integration projects primarily for OEMs ($268,000 and $308,000 for the second quarter and first half of 1997, respectively, compared to $62,000 and $132,000 for the second quarter and first half of 1996, respectively). The increased revenues in 1997 reflect the company's marketing strategy of increased software sales and increased custom applications and system integration projects with OEMs to help them integrate the Company's software products with their equipment and a significantly reduced amount of hardware sales because most of the hardware necessary for the software products is available through other normal distribution channels. The increases in revenues were primarily attributable to volume and did not include any significant price increases.

         Fuji Machine Mfg. Co., Ltd. ("Fuji") accounted for approximately 53.5% and 36.9% of the Company's net revenue for the second quarter and first half of 1997, respectively. On June 25, 1997, the Company announced that Fuji had selected the Company's CODE software suite of products as the control standard for Fuji's surface mount technology ("SMT") equipment. The Company has expended significant time and resources working with Fuji during the past year, and the Company expects Fuji to continue to be a significant customer, although the Company does not expect its revenues from Fuji, as a percentage of the Company's net revenues, to continue at the levels reflected during the second quarter and first half of 1997. Aries, Inc. ("Aries"), the Company's distributor in Japan, accounted for approximately 4.8% and 13.7% of the Company's net revenues in the second quarter and first half of 1996, respectively. Aries accounted for approximately 7% of the Company's net revenues in both the second quarter and first half of 1997.

COST OF REVENUES

         Cost of revenues as a percentage of net revenues was 62.8% in the second quarter of 1997 compared to 69.5% in the second quarter of 1996, and 52.1% in the first half of 1997 versus 62.7% in the first half of 1996. The decrease in cost of revenues was primarily attributable to the increased percentage of revenues from custom applications and systems integration projects primarily with OEMs and a reduction in sales of hardware products. The profit margin on custom applications and systems integration projects is higher than the profit margin on sales of hardware products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

SALES AND MARKETING

         Sales and marketing expenses were approximately $293,000 in both the second quarter of 1997 and the second quarter of 1996 and were approximately $583,000 in the first half of 1997 compared to approximately $592,000 in the first half of 1996. Sales and marketing expenses as a percentage of net revenues were 54.2% and 165.5% in the second quarters of 1997 and 1996, respectively, and were 55.4% and 129.3% in the first half of 1997 and 1996, respectively. The number of sales personnel and related sales and marketing expenses have been relatively constant, but the percentage of these expenses to net revenues has decreased as revenues have increased.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased approximately 18% to $498,000, or 92% of net revenues, in the second quarter of 1997 from approximately $422,000, or 238% of net revenues, in the second quarter of 1996. Research and development expenses during the first half of 1997 were approximately $922,000 compared to approximately $711,000 during the first half of 1996. The Company's extensive effort to develop its products for WindowsNT and the continued development of the Company's GEM software products represented most of the increase in research and development expenditures. The Company plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $1,500,000 to $2,000,000 per year during 1997 and 1998.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses have increased from approximately $332,000 in the second quarter of 1996 to approximately $635,000 in the second quarter of 1997. General and administrative expenses increased 62.7% to approximately $1,065,000, or 101% of net revenues, in the first half of 1997 compared to approximately $649,000, or 141.7% of net revenues, in the first half of 1996. The primary increases in general and administrative expenses are approximately $80,000 in rent and related costs associated with the new offices in Midvale, Utah and Tampa, Florida, $90,000 in legal expenses related primarily to the Seolas litigation, approximately $66,000 in increased recruiting costs, and approximately $100,000 of increased payroll for administrative officers and employees.

COMPENSATION - STOCK OPTIONS

         During the six months ended June 30, 1996, the Company recorded in accordance with APB 25 the compensation cost related to all options granted during 1996 and any currently outstanding options that had been previously granted to employees. Additionally, the Company expensed that portion of the compensation cost related to employee services rendered during 1996. Employee services are assumed to be rendered over the two-year vesting period of the options. Compensation expense recorded during the six months ended June 30 ,1996 was approximately $693,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)

equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $1,283,000 of working capital at June 30, 1997, compared with approximately $2,876,000 at December 31, 1996. The decrease in working capital from December 31, 1996 to June 30, 1997 was primarily attributable to the $2,134,000 of cash used to fund the Company's net loss during the six months ended June 30, 1997.

         The Company had negative cash flow from operating activities of approximately $2,134,000 for the six months ended June 30, 1997 compared to approximately $1,421,000 for the six months ended June 30, 1996. The Company's negative cash flow from operations for the six months ended June 30, 1997 was approximately equal to the net loss for the period. Negative cash flow from operations for the six months ended June 30, 1996 was approximately equal to the Company's net loss for the period, minus depreciation, amortization and compensation expense for stock options.

         The Company's future liquidity is subject to significant uncertainty. The Company has incurred operating losses since its inception and remains primarily dependent on external financing for liquidity. Management does not believe that the Company's existing working capital is sufficient to maintain its foreseeable short-term or long-term levels of operations.

         On July 2, 1997, the Company filed a registration statement with the Securities and Exchange Commission for an offering of a minimum of $3,000,000 and a maximum of $10,000,000 aggregate principal amount of its unsecured 10% Senior Notes due 2002 at 100% of face value, coupled with warrants to purchase 100 shares of the Company's common stock for each $1,000 principal amount of Senior Notes purchased. The offering will be made directly by the Company on a best efforts basis and will not be underwritten. Accordingly, there is no assurance that any or all the Senior Notes will be sold. The proceeds of the offering would be used for working capital and other general corporate purposes.

         The Company's future liquidity is dependent on its proposed offering of the Senior Notes, its future operating cash flow and its management of trade receivables, inventories and payables. Management expects that, if the offering of the Senior Notes is successful, the Company's working capital will be sufficient to maintain its current and foreseeable levels of operations for 12 to 15 months, if the minimum proceeds of $3,000,000 are realized, and for at least 36 months, if the maximum proceeds of $10,000,000 are realized. The Company's ability to continue to operate would be jeopardized if its offering of the Senior Notes were unsuccessful and it were unable to find alternative sources of working capital. The Company currently does not have an alternative plan to provide for its future liquidity.

         The Company anticipates that capital expenditures for fiscal year 1997, primarily for computer equipment, will be approximately $400,000 to $600,000. Management does not believe that the Company currently has sufficient funds to meet its capital expenditure requirements for 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)


         The Company has not been adversely affected by inflation as technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers.

         Sales to foreign customers account for a significant percentage of the Company's revenues. Thus far, all the Company's international sales are payable in United States dollars, so foreign currency exchange rates have not had any effect on the Company's liquidity or results of operations.

FACTORS AFFECTING FUTURE RESULTS

         The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors, including the following:

         - The level of market acceptance of the Company's products and technology;

         - Delays or difficulties encountered in customer testing, evaluation and integration of the Company's software products;

         - The ability and willingness of manufacturers of automated manufacturing devices to substitute the Company's technology for their own proprietary technology;

         - The willingness of industrial users of robots, machine tools and other automated manufacturing equipment to acquire new or more advanced models;

         - General business and economic conditions in the United States and international markets;

         - External competitive factors, such as price pressures and the development of substitute or competitive technology;

         - The economic and political risks inherent in foreign trade, including currency controls, expropriation of property, foreign taxation of sales, changes in currency exchange rates and laws, taxes, tariffs, and governmental policies that restrict, prohibit, or adversely affect foreign trade, particularly with respect to Japan;

         - Technological changes that adversely affect the life cycle of the Company's products, that require adaptation or enhancement of the Company's products or that enhance or diminish industrial use of automated manufacturing devices that use computerized motion control;

         - Fluctuations in sales attributable to the extended sales process for the Company's products, changes in customer order patterns or the new product cycle for manufacturers of automated manufacturing devices; and

         - The loss of, or a significant reduction in purchases by, significant customers, such as Fuji.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONT.)


The markets for the Company's products are emerging and specialized, and the Company's technology has been commercially available for a relatively short time. Accordingly, the Company has limited experience with the commercial use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements. There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow or that the Company's existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

         Because of these and other factors, past financial performance is not necessarily indicative of future performance, historical trends should not be used to anticipate future operating results, and the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results and market conditions.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company filed a lawsuit on February 8, 1996 and an amended complaint on March 7, 1997 against W. Keith Seolas ("Seolas"), a former director of the Company, and members of his family. The lawsuit, styled Cimetrix Incorporated v. Waldron Keith Seolas et al., is pending in the Fourth Judicial District Court of Utah County, Utah, and seeks declaratory relief and a determination of the validity of the issuance of approximately 2,000,000 shares of the Company's common stock to Seolas and his family members.

         Seolas filed a separate lawsuit against the Company on April 26, 1996 and an amended complaint on March 17, 1997 in the United States District Court for Utah. In his lawsuit, styled Waldron Keith Seolas et al. v. Cimetrix Incorporated, Seolas alleges fraud by the Company in connection with his return of approximately 200,000 shares to the Company in 1994. The Company believes that it has strong defenses to Seolas' claims and intends to vigorously defend them. The Company's counsel believes the claims against the Company are without merit.

         Other than as stated in the preceding paragraphs, the Company is not a party to any material pending legal proceedings and, to the knowledge of its management, no such proceedings by or against the Company have been threatened. To the knowledge of the Company's management, there are no material proceedings pending or threatened against any director or executive officer of the Company, whose position in any such proceeding would be adverse to that of the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on May 31, 1997, and proxies for the meeting were solicited by the Company`s Board of Directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. The matters voted on at the meeting were as follows: the election of directors; approval of an amendment to the Company's stock option plan to increase the number of shares reserved for issuance thereunder by 506,814 shares to a total of 2,500,000 shares; ratification of the issuance to David L. Redmond, the Company's new Chief Financial Officer, of warrants to purchase 325,000 shares of the Company's common stock; ratification of the grant to non-employee directors of the Company of options to purchase a total of 132,000 shares of the Company's common stock; and ratification of a contract with Bicoastal Holding Company to retain the services of Paul A. Bilzerian and Terri L. Steffen, his wife, and to repurchase 200,000 shares of the Company's common stock acquired by Bicoastal Holding Company pursuant to the exercise of stock purchase warrants issued in 1994. There was not any proxy solicitation in opposition to management's proposals or nominees for election as directors.

         The proposals that were submitted to the shareholders were adopted by the margins indicated below:

         1. To elect five directors to the Company's Board of Directors to serve for one-year terms.

                                               Number of Shares
                                               ----------------
                                           For               Withheld
                                        ----------        -------------
           Paul A. Bilzerian            16,507,214           796,229
           Douglas A. Davidson          16,812,136           491,307
           Paul A. Johnson              16,812,536           490,907
           Dr. Ron Lumia                16,812,136           491,307
           David L. Redmond             16,805,536           497,907

         2. To approve an amendment to the Cimetrix Incorporated 1994 Stock Option Plan to increase the number of shares of the Company's common Stock reserved for issuance thereunder by 506,184 shares to an aggregate of 2,500,000 shares.

                                      For:                16,351,951
                                  Against:                   613,320
                                  Abstain:                    34,098
                          Broker Non-Vote:                   304,074

         3. To ratify the issuance to David L. Redmond, the Company's new Chief Financial Officer, of warrants to purchase 325,000 shares of the Company's common stock.

                                     For:                16,328,376
                                 Against:                   609,245
                                 Abstain:                    61,748
                         Broker Non-Vote:                   304,074

         4. To ratify the issuance of options to purchase 132,000 shares of the Company's common stock to non-employee directors of the Company.

                                     For:                16,353,403
                                 Against:                   595,968
                                 Abstain:                    49,998
                         Broker Non-Vote:                   304,074

         5. To ratify a contract with Bicoastal Holding Company for Paul Bilzerian's continuing services to Cimetrix as its President.

                                     For:                15,607,842
                                 Against:                 1,056,479
                                 Abstain:                   335,048
                         Broker Non-Vote:                   304,074

ITEM 5.  OTHER INFORMATION

         See Note 9 of the Notes to Condensed Financial Statements (Unaudited) included elsewhere in this Quarterly Report and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in Part I of this Quarterly Report for information regarding the Company's filing of a registration statement with the Securities and Exchange Commission for an offering of a minimum of $3,000,000 and a maximum of $10,000,000 aggregate principal amount of its unsecured 10% Senior Notes due 2002 coupled with warrants to purchase up to 1,000,000 shares of the Company's common stock.

         Following the annual meeting of shareholders held on May 31, 1997, the Company's Board of Directors elected officers for the next year. All executive officers listed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 were re-elected to the same offices. In addition, Paul
A. Johnson was elected Executive Vice President of Software Development.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                              REPORTS ON FORM 8-K

         The Company did not file a Current Report on Form 8-K during the quarterly period ended June 30, 1997.

                                    EXHIBITS

              The following exhibits are filed as part of this Quarterly
Report:

Exhibit No.                       Exhibits Description
-----------                       ---------------------

10.2 Lease dated November 22, 1996 between Cimetrix Incorporated and Capitol Properties Four, L.C. with a commencement date of April 1, 1997.(1)

10.3          Agreement dated March 21, 1997 between Cimetrix
              Incorporated and Bicoastal Holding Company for the services of Paul A. Bilzerian and Terri L. Steffen, his wife (1)

10.6          Amendment No. 1 to the Cimetrix Incorporated Stock Option Plan (2)

10.8          Sublease Agreement dated June 30, 1997 between Cimetrix
              Incorporated and Just In Time Solutions, Inc. (1)

10.9          Stock Purchase Warrant dated April 15, 1997 issued by Cimetrix
              Incorporated to David L. Redmond (2)

10.11         Consulting Agreement dated May 15, 1997 between Cimetrix
              Incorporated and PAJ Software Development for the services of Paul A. Johnson

10.12         Letter dated June 26, 1997 from Paul A. Bilzerian to Shirley
              Dastrup, Linda Dastrup, and Lincoln Dastrup, releasing irrevocable proxies previously granted to Mr. Bilzerian

10.13         Settlement Agreement and Mutual Release dated February 24,
              1997 between Cimetrix Incorporated and Claude O. Goldsmith, settling litigation over the validity of certain stock issuances and a stock option exercised by Mr. Goldsmith

10.14          Lease Agreement dated January 29, 1997
               between Cimetrix Incorporated and Plaza IV Associates,
               Ltd., with a commencement date of April 9, 1997

27             Financial Data Schedule (for SEC use only)

--------------------------------------

         (1) Incorporated by reference from the Registration Statement on Form S-2, File No. 333-60, filed with the Securities and Exchange Commission on July 2, 1997.

         (2) Incorporated by reference from the Proxy Statement dated May 2, 1997, pertaining to the 1997 Annual Meeting of Shareholders.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CIMETRIX INCORPORATED

                                             By: /s/ David L. Redmond
                                                -------------------------------
                                                DAVID L. REDMOND
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Its Duly Authorized Officer)

Date:  August 11, 1997

                                 EXHIBITS INDEX
                                 --------------

EXHIBIT NO.                      EXHIBIT DESCRIPTION                                            PAGE NO.
-----------                      -------------------                                            --------
10.2                    Lease dated November 22, 1996 between Cimetrix Incorporated                 *
                        and Capitol Properties Four, L.C. with a commencement date of April 1, 1997

10.3                    Agreement dated March 21, 1997 between Cimetrix                             *
                        Incorporated and Bicoastal Holding Company for the services of Paul A. Bilzerian and Terri L. Steffen, his wife

10.6                    Amendment No. 1 to the Cimetrix Incorporated Stock Option                   *
                        Plan

10.8                    Sublease Agreement dated June 30, 1997                                      *
                        between Cimetrix Incorporated and Just In Time
                        Solutions, Inc.

10.9                    Stock Purchase Warrant dated April 15, 1997 issued by                       *
                        Cimetrix Incorporated to David L. Redmond

10.11                   Consulting Agreement dated May 15, 1997 between Cimetrix                   **
                        Incorporated and PAJ Software Development for the services of Paul A. Johnson

10.12                   Letter dated June 26, 1997 from Paul A. Bilzerian to                       **
                        Shirley Dastrup, Linda Dastrup, and Lincoln Dastrup,
                        releasing irrevocable proxies previously granted to Mr. Bilzerian

10.13                   Settlement Agreement and Mutual Release dated February 24,                 **
                        1997 between Cimetrix Incorporated and Claude O. Goldsmith, settling litigation over the validity of certain stock
                        issuances and a stock option exercised by Mr. Goldsmith

10.14                   Lease Agreement dated January 29, 1997 between Cimetrix                    **
                        Incorporated and Plaza IV Associates, Ltd., with a commencement date of April 9, 1997

27                      Financial Data Schedule (for SEC use only)                                 **

----------------------------------

     *   Incorporated by reference
     **  Electronically filed with Form 10-Q