Form 10-Q
period 1997-09-30
CIMETRIX INC
filed 1997-11-14
CIK 786620

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM _____  TO _____


                                ----------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1997:

                  Common stock, par value $.0001 - 24,143,928.

===============================================================================


                            EXHIBIT INDEX ON PAGE 18

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -----------------------------     -----------------------------
                                                         1997             1996            1997              1996
                                                     ------------     ------------     ------------     ------------
NET REVENUES                                         $        543     $      1,312     $      1,596     $      1,770
                                                     ------------     ------------     ------------     ------------

OPERATING EXPENSES
     Cost of revenues, including customer support             253              179              802              420
     Sales and marketing                                      233              349              816              988
     Research and development                                 578              425            1,500            1,135
     General and administrative                               584              343            1,649              992
     Compensation expense - stock options                      --               --               --              693
                                                     ------------     ------------     ------------     ------------

         Total operating expenses                           1,648            1,296            4,767            4,228
                                                     ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS                              (1,105)              16           (3,171)          (2,458)
                                                     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES)

     Interest income                                            1               28               34               74
     Interest expense                                         (22)             (38)             (43)             (40)
     Gain (loss) on disposition of assets                      --              352               --              352
                                                     ------------     ------------     ------------     ------------

         Total other income (expense)                         (21)             342               (9)             386
                                                     ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (1,126)             358           (3,180)          (2,072)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                    --               --               --               --

DEFERRED INCOME TAX EXPENSE
  (BENEFIT)                                                    --               --               --               --
                                                     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                    $     (1,126)    $        358     $     (3,180)    $     (2,072)
                                                     ============     ============     ============     ============

INCOME (LOSS) PER COMMON SHARE                       $       (.04)    $        .02     $       (.14)    $       (.11)
                                                     ============     ============     ============     ============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                            24,143,928       18,549,761       22,143,095       18,655,836
                                                     ============     ============     ============     ============


The accompanying notes are an integral part of these financial statements (unaudited).

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS


                                                            SEPTEMBER 30,  DECEMBER 31,
CURRENT ASSETS:                                                 1997          1996
                                                            -------------  ------------
                                                             (UNAUDITED)
   Cash and cash equivalents                                  $    176       $  2,785
   Accounts receivable, net                                        464            617
   Inventories                                                     256            533
   Prepaid expenses and other current assets                       141            285
                                                              --------       --------
     Total current assets                                        1,037          4,220
PROPERTY AND EQUIPMENT, net                                        979            614
CAPITALIZED SOFTWARE COSTS, net                                    560            707
TECHNOLOGY, net                                                    675            715
GOODWILL, net                                                    2,808          2,971
OTHER ASSETS                                                       123             --
                                                              --------       --------
     Total Assets                                             $  6,182       $  9,227
                                                              ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                          $     36       $     44
   Accounts payable                                                739            671
   Accrued expenses                                                125            459
   Customer deposits                                                96            170
                                                              --------       --------
     Total current liabilities                                     996          1,344
LONG TERM DEBT, net of current portion                             260            252
                                                              --------       --------
     Total Liabilities                                           1,256          1,596
                                                              --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value:  100,000,000 shares
    authorized; 24,143,928 and 18,246,428 shares issued
    and outstanding, respectively                                    2              2
   Additional paid-in capital                                   18,881         18,406
   Accumulated deficit                                         (13,723)       (10,543)
   Unearned compensation - stock options                          (234)          (234)
                                                              --------       --------
     Net Stockholders' Equity                                    4,926          7,631
                                                              --------       --------
                                                              $  6,182       $  9,227
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

                            CIMETRIX INCORPORATED
                      CONDENSED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                        1997            1996
                                                                      -------         -------
CASH FLOWS TO OPERATING ACTIVITIES:
   Net Loss                                                           $(3,180)        $(2,072)
                                                                      -------         -------
   Adjustments to reconcile net loss to net cash used by
     operating activities:
        Amortization and depreciation                                     541             481
        Compensation related to stock options                              --             693
        Gain on sale of building                                           --            (352)
        Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                    153          (1,121)
            (Increase) decrease in inventory                              277             (42)
            (Increase) decrease in prepaid expenses                       144            (151)
            Increase (decrease) in accounts payable                        68             189
            Increase (decrease) in accrued expenses                      (334)             10
            Increase (decrease) in customer deposits                      (74)             --
                                                                      -------         -------
                Total adjustments                                        (775)           (293)
                                                                      -------         -------
                Net Cash Flow Used by Operating Activities             (2,405)         (2,365)
                                                                      -------         -------
CASH FLOWS TO INVESTING ACTIVITIES:
   Payments for capitalized software costs                                 --            (122)
   Purchase of property and equipment, net of retirements                (556)            (96)
   Proceeds from sale of building                                          --           1,175
   Increase in other assets                                              (123)             --
                                                                      -------         -------
        Net Cash Flow Provided by (Used by) Investing Activities         (679)            957
                                                                      -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                 475           1,581
   Payments for notes payable and capital lease obligations, net           --             (36)
                                                                      -------         -------
                Net Cash Flow Provided by Financing Activities            475           1,545
                                                                      -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,609)            137
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                    2,785           2,345
                                                                      -------         -------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                        $   176         $ 2,482
                                                                      =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                         $    10         $    41
     Income taxes                                                     $    --         $    --
                                                                      =======         =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Compensation expense - stock options                               $    --         $   693
   Issuance of stock upon exercise of non-qualified
     options or warrants, net of repurchase                           $   475         $ 1,581
                                                                      =======         =======

The accompanying notes are an integral part of these financial statements (unaudited).

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the three and nine-month periods ended September 30, 1996 have been reclassified to conform to the September 30, 1997 classification. The results of operations for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1997. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 1997, the Company had cash equivalents of $176,354 invested in money market accounts, which are readily convertible into cash and are not subject to significant risk from fluctuation in interest rates. There were cash equivalents of approximately $2,482,811 at September 30, 1996. The carrying value of the cash equivalents approximates their fair value because of the short maturity of the investments.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories at September 30, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                       1997      1996
                                       ----      ----
               Parts and supplies      $130      $211
               Work in process           21       128
               Finished goods           105       194
                                       ----      ----

                                       $256      $533
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

     Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. As of September 30, 1997, the unamortized portion of capitalized software development costs was approximately $560,000. Amortization of software development costs was approximately $49,000 and $43,000 for the three months ended September 30, 1997 and 1996, respectively. Amortization of software development costs was approximately $147,000 and $129,000 for the nine months ended September 30, 1997 and 1996, respectively.

     GOODWILL - Goodwill reflects the excess of the costs of purchasing the minority interest of Cimetrix (USA) Incorporated over the fair value of the related net assets at the date of acquisition (August 31, 1995) and is being amortized on the straight line basis over 15 years. Amortization expense charged to operations for both the three-month and nine-month periods ended September 30, 1997 and 1996 was approximately $54,300, and $162,900, respectively. At September 30, 1997, the accumulated amortization was approximately $453,000. The Company evaluates the impairment of long-lived assets, such as goodwill, in accordance with Statement of Financial Accounting Standards No. 121. The Company evaluates on a quarterly basis the projected undiscounted cash flows to determine, when indicators of impairment are present, whether or not there has been permanent impairment of its long-lived assets and accrues expenses for the amount, if any, determined to be permanently impaired. Management of the Company does not believe any impairment exists as of September 30, 1997.

     INCOME TAXES - The Company records income taxes in accordance with Statement of Financial Account Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of accounting for income taxes of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Because of uncertainty about whether the Company will generate sufficient future taxable income to realize its deferred tax assets, the Company has established a valuation allowance to offset all its deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]



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

NOTE 2 - PREPAID LICENSE AGREEMENTS

     Pursuant to an agreement dated July 26, 1995, which incorporated provisions of a 1994 agreement, the Company entered into a license/royalty agreement with a provider of real-time development licenses which allowed the Company to resell real-time development licenses to its customers. The Company has prepaid for development licenses and this prepayment will be amortized until licenses and services from the provider have been consumed. At September 30, 1997 and December 31, 1996, the unamortized prepayment was $77,333 and $130,235, respectively, and is included in "Prepaid expenses and other current assets" on the Company's Balance Sheets. The agreement also provides the Company with the option, expiring on July 25, 1998, to purchase all existing development operating system source code from the provider.

NOTE 3 - TECHNOLOGY

     Effective July 5, 1995, the Company purchased the technology that was then being licensed from Brigham Young University (BYU) and referred to as ROBLINE and ROBCAL. The Company purchased all rights, title, interest and benefit in and to the intellectual property for cash payments of $50,000 per year for ten years, which were discounted using an incremental borrowing rate of 9.5% per annum and recorded as a note payable of $343,765, plus 120,000 shares of previously unissued, restricted common stock of the Company valued at $3.75 per share, for a total purchase value of $793,765. The technology is being amortized on a straight-line basis over 15 years. Amortization expense was approximately $13,500 during both the three-month periods ended September 30, 1997 and 1996 and was approximately $40,000 during both the nine-month periods ended September 30, 1997 and 1996.

NOTE 4 - LONG-TERM DEBT

     Long-term debt at September 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                    1997         1996
                                    ----         ----
     Note payable to BYU            $272         $272
     Capital lease obligations        24           24
                                    ----         ----
                                     296          296
     Less current maturities          36           44
                                    ----         ----
     Net long-term debt             $260         $252
                                    ====         ====

     In connection with the purchase of the technology from BYU discussed in
     Note 3, the Company agreed to make payments of $50,000 per year for ten years. This stream of payments was discounted using an incremental borrowing rate of 9.5% per annum and was recorded as a note payable with a beginning balance of $343,765.

NOTE 5 - SIGNIFICANT CUSTOMERS

     Approximately 29.5% and 34.4% of the Company's net revenues during the three and nine-month periods ended September 30, 1997, respectively, were attributable to Fuji Machine Mfg. Co., Ltd. ("Fuji"). Approximately 62.9% and 46.6% of the Company's net revenues during the three and nine-month periods ended September 30, 1996, respectively, were attributable to Fuji. Approximately 29.5% and 10.5% of the Company's net revenues during the three and nine-month periods ended September 30, 1997, respectively, were attributable to Okamoto Corporation ("Okamoto"). Okamoto accounted for less than 1% of the Company's net revenues during both the three and nine-month periods ended September 30, 1996.

NOTE 6 - STOCK OPTIONS AND WARRANTS

     On December 21, 1994, the Company's Board of Directors adopted effective immediately, subject to shareholder approval at the annual meeting of shareholders held in July 1995, a stock option plan under which options may be granted to officers, employees, directors and others. The plan specifically replaced all prior option agreements between the Company, its employees and its consultants. A total of 1,993,816 shares of common stock had been reserved for issuance under the plan. On May 31, 1997, the shareholders of the Company approved an amendment to the Cimetrix Incorporated 1994 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 506,184 shares to an aggregate of 2,500,000 shares. Options granted under the plan are exercisable at a price not less than the fair market value of the shares at the date of the grant, and one-half of the granted options vest on the first anniversary of the date of grant, with the remaining one-half vesting on the second anniversary of the date of grant. The option period and exercise price will be specified for each option granted, as determined by the Board of Directors, but in no case shall the option period exceed five years from the date of grant, and the exercise price cannot be less than one-half the market price of the Company's common shares on the date of grant.

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

     During July 1994, in connection with conversion of three notes payable into common shares of the subsidiary, the Company issued warrants to purchase up to an aggregate of 317,500 shares of its common stock for $2.00 per share. The warrants were exercisable until April 29, 1997. Warrants for 125,00 shares were exercised during 1996, and the remaining warrants for 192,500 shares were exercised during April 1997.

     On September 12, 1994, the Board of Directors approved the issuance of stock warrants to members of its advisory panel. Each panel member was granted warrants to purchase 50,000 restricted shares of the Company's common stock at an exercise price of $3.00 per share for a period of five years. At the time of the grant, there was no trading market for either the warrants or the Company's common shares, although the Company had received a price of $2.00 per share for common stock of the Company's privately-owned, sole subsidiary. Consequently, no compensation has been recorded in connection with the granting of these warrants. As of September 30, 1997, none of the warrants granted to members of the advisory panel have been exercised.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     PRODUCT WARRANTIES - The Company provides certain product warranties to customers including repair or replacement for defects in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of September 30, 1997, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refunds have been paid to any customer as of September 30, 1997. Management believes that any allowance for warranty would be currently immaterial to the financial condition of the Company.

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

NOTE 9 - SUBSEQUENT EVENT

     On September 3, 1997, the Company's S-2 registration statement, for an offering of a minimum of $3,000,000 and a maximum of $10,000,000 aggregate principal amount of its unsecured 10% Senior Notes Due 2002 at 100% of face value, coupled with warrants to purchase 250 shares of the Company's common stock for each $1,000 principal amount of Senior Notes purchased, was declared effective by the Securities and Exchange Commission. The offering is being made directly by the Company on best efforts basis and is not being underwritten. The Company announced on October 15, 1997, that it had accepted subscriptions in excess of the $3.0 million minimum. The offering has been extended until November 21, 1997. The proceeds of the offering would be used for working capital and other general corporate purposes.


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

OVERVIEW

         The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, industrial robots and industrial automation equipment that operates on the factory floor. The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and nine months ended September 30, 1997 and 1996:


                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    ------------------
                                                       1997       1996      1997       1996
                                                     -------    -------    -------    -------
NET REVENUES                                             100%       100%       100%       100%
                                                     -------    -------    -------    -------

OPERATING EXPENSES
     Cost of revenues, including customer support       46.6       13.6       50.3       23.7
     Sales and marketing                                42.9       26.6       51.1       55.8
     Research and development                          106.5       32.4       94.0       64.1
     General and administrative                        107.5       26.2      103.3       56.1
     Compensation expense - stock options                 --         --         --       39.2
                                                     -------    -------    -------    -------

         Total operating expenses                      303.5       98.8      298.7      238.9
                                                     -------    -------    -------    -------

INCOME (LOSS) FROM OPERATIONS                         (203.5)       1.2     (198.7)     138.9
                                                     -------    -------    -------    -------
     Interest income, net of interest expense           (3.9)       (.7)      (0.6)       1.9
     Gain (loss) on disposition of assets                 --       26.8         --       19.9
                                                     -------    -------    -------    -------

NET INCOME (LOSS)                                     (207.4)%     27.3%    (199.3)%   (117.1)%
                                                     =======    =======    =======    =======


RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUES

     Net revenues for the third quarters of 1997 and 1996 were approximately $543,000 and $1,312,000, respectively. Net revenues for the third quarter of 1997 included approximately $202,000, or 37.2%, from custom applications and programming and system integration projects primarily with original equipment manufacturers ("OEMs"), approximately $232,000, or 42.7%, from the sale of software products, approximately $80,000, or 14.8%, from customer support and approximately $29,000, or 5.3%, from the sale of hardware products. Net revenues for the third quarter of 1996 included approximately $164,000, or 12.5%, from the sale of hardware products, approximately $936,000, or

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


71.3%, from the sale of software products and approximately $212,000, or 16.2%, from training, support services and custom applications and systems integration projects.

     Net revenues for the first nine months of 1997 and 1996 were approximately $1,596,000 and $1,770,000, respectively. Net revenues for the first nine months of 1997 included approximately $510,000, or 32.0%, from custom applications and programming and system integration projects primarily with OEMs, approximately $859,000, or 53.8%, from the sale of software products, approximately $162,000, or 10.2%, from customer support, and approximately $65,000, or 4.0%, from the sale of hardware products. Net revenues for the first nine months of 1996 included approximately $368,000, or 20.8%, from the sale of hardware products, approximately $1,058,000, or 59.8%, from the sale of software products and approximately $344,000, or 19.4%, from training, customer support and custom applications and systems integration projects.

     The decrease in net revenues for the third quarter of 1997 compared to the comparable period in 1996 was primarily attributable to software sales to Fuji of approximately $750,000 during the third quarter of 1996.

     Fuji Machine Mfg. Co., Ltd. ("Fuji") accounted for approximately 29.5% and 34.4% of the Company's net revenues for the third quarter and first nine months of 1997, respectively. Fuji accounted for approximately 62.9% and 46.6% of the Company's net revenues during the three and nine-month periods ended September 30, 1996. On June 25, 1997, the Company announced that Fuji had selected the Company's CODE software suite of products as the control standard for Fuji's surface mount technology ("SMT") equipment. The Company has expended significant time and resources working with Fuji during the past year, and the Company expects Fuji to continue to be a significant customer, although the Company does not expect its revenues from Fuji, as a percentage of the Company's net revenues, to continue at the levels reflected during the third quarter and first nine months of 1997 and 1996. Approximately 29.5% and 10.5% of the Company's net revenues during the three and nine-month periods ended September 30, 1997, were attributable to Okamoto Corporation ("Okamoto"). Okamoto accounted for less than 1% of the Company's net revenues during both the three and nine-month periods ended September 30, 1996.

COST OF REVENUES

     Cost of revenues as a percentage of net revenues was 46.6% in the third quarter of 1997 compared to 13.6% in the second quarter of 1996, and 50.3% in the first nine months of 1997 versus 23.7% in the first nine months of 1996. The increase in cost of revenues was primarily attributable to the increased percentage of revenues from the sale of software products (primarily to Fuji) in the comparable 1996 periods. The profit margin on software products is considerably higher than the profit margin on custom applications and programming, support and hardware products.


SALES AND MARKETING

     Sales and marketing expenses were approximately $233,000 in the third quarter of 1997 compared to approximately $349,000 in the third quarter of 1996 and were approximately $816,000 in the first nine months of 1997 compared to approximately $988,000 in the first nine months of 1996. The

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


number of sales personnel have decreased by approximately 25% and related sales and marketing expenses have been reduced proportionately. This reduction reflects the Company's change in strategic direction to focus on large OEM customers.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased approximately 36% to $578,000 in the third quarter of 1997 from approximately $425,000 in the third quarter of 1996. Research and development expenses during the first nine months of 1997 were approximately $1,500,000 compared to approximately $1,135,000 during the first nine months of 1996. The Company's extensive effort to develop its products for WindowsNT and the continued development of the Company's GEM software products represented most of the increase in research and development expenditures. The Company plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $2,000,000 per year during 1997 and 1998.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses have increased from approximately $343,000 in the third quarter of 1996 to approximately $584,000 in the third quarter of 1997. General and administrative expenses increased 66.2% to approximately $1,649,000 in the first nine months of 1997 compared to approximately $992,000 in the first nine months of 1996. The primary increases in general and administrative expenses are approximately $90,000 in rent and related costs associated with the new offices in Midvale, Utah and Tampa, Florida, $25,000 in legal expenses related primarily to the Seolas litigation, and approximately $100,000 of increased payroll for officers and employees in this category.

COMPENSATION - STOCK OPTIONS

     During the six months ended June 30, 1996, the Company recorded in accordance with APB 25 the compensation cost related to all options granted during 1996 and any currently outstanding options that had been previously granted to employees. Additionally, the Company expensed that portion of the compensation cost related to employee services rendered during 1996. Employee services are assumed to be rendered over the two-year vesting period of the options. Compensation expense recorded during the nine months ended September 30, 1996 was approximately $693,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $41,000 of working capital at September 30, 1997, compared

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


with approximately $2,876,000 at December 31, 1996. The decrease in working capital from December 31, 1996 to September 30, 1997 was primarily attributable to the $2,405,000 of cash used to fund the Company's net loss during the nine months ended September 30, 1997 and capital expenditures of approximately $550,000.

     The Company had negative cash flow from operating activities of approximately $2,405,000 for the nine months ended September 30, 1997 compared to approximately $2,365,000 for the nine months ended September 30, 1996. The Company's negative cash flow from operations for the nine months ended September 30, 1997 was approximately equal to the net loss less depreciation and amortization for the period. Negative cash flow from operations for the nine months ended September 30, 1996 was approximately equal to the Company's net loss for the period, plus the gain on the sale of the building.

     The Company has incurred operating losses since its inception and remains primarily dependent on external financing for liquidity. Management believes that the funds raised to date from its Senior Note offering are sufficient to maintain its foreseeable levels of operations. See Note 9 of Notes to Condensed Financial Statements (unaudited), included in this quarterly report.

     The Company anticipates that capital expenditures for fiscal year 1997, primarily for computer equipment, will be approximately $600,000 to $700,000. Management believes that the proceeds from the Senior Note offering will provide the Company with sufficient funds to meet its capital expenditure requirements for 1997 and 1998.

     The Company has not been adversely affected by inflation as technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. Management believes that any price increases can be passed on to its customers.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     See Note 9 of the Notes to Condensed Financial Statements (Unaudited) included elsewhere in this Quarterly Report and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in Part I of this Quarterly Report for information regarding the Company's S-2 registration statement offering of a minimum of $3,000,000 and a maximum of $10,000,000 aggregate principal amount of its unsecured 10% Senior Notes due 2002 coupled with warrants to purchase up to 2,500,000 shares of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                               REPORTS ON FORM 8-K

     The Company did not file a Current Report on Form 8-K during the quarterly period ended September 30, 1997.

                                    EXHIBITS

     The following exhibits are filed as part of this Quarterly Report:

Exhibit No.       Exhibit Description
-----------       -------------------
27                Financial Data Schedule




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CIMETRIX INCORPORATED


                                      By: /s/ David L. Redmond
                                         ---------------------
                                          DAVID L. REDMOND
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Its Duly Authorized Officer)


Date:  November 10, 1997

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



                                                                                SEQUENTIAL
EXHIBIT NO.                         EXHIBIT DESCRIPTION                          PAGE NO.
-----------                         -------------------                         ----------
27                                  Financial Data Schedule                          *


----------------------------------

     *   Electronically filed with Form 10-Q