Form 10-K
period 1997-12-31
CIMETRIX INC
filed 1998-03-31
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                   (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From to


                         Commission File Number: 0-16454

                              CIMETRIX INCORPORATED
             (Exact name of registrant as specified in its charter)

          Nevada                                                87-0439107
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

       6979 South High Tech Drive, Salt Lake City, UT                 84047
         (Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (801) 256-6500

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock,
  Par Value $.0001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 1998, the registrant had 24,143,928 shares of its common stock, par value $.0001, issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $50,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions  of  the  definitive   Proxy  Statement  to  be  delivered  to
shareholders in connection with the Annual Meeting of Shareholders to be held May 16, 1998 are incorporated by reference into Part III hereof.

                   Page 1 of 54 consecutively numbered pages.

                              CIMETRIX INCORPORATED

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business...........................................................1

Item 2.    Properties........................................................14

Item 3.    Legal Proceedings.................................................14

Item 4.    Submission of Matters to a Vote of Security Holders...............14

                                     PART II

Item 5.    Market for Company's Common Stock and Related Stockholder Matters.15

Item 6.    Selected Financial Data...........................................16

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................17

Item 8.    Financial Statements and Supplementary Data.......................20

Item 9.    Changes and Disagreements with Accountants on Accounting
           and Financial Disclosures.........................................20

                                    PART III

Item 10.   Directors and Executive Officers of the Company...................20

Item 11.   Executive Compensation............................................20

Item 12.   Security Ownership of Certain Beneficial Owners and Management....20

Item 13.   Certain Relationships and Related Transactions....................20

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...21

Signatures...................................................................23

                                     PART I


ITEM 1.   BUSINESS

         Cimetrix Incorporated ("Cimetrix" or the "Company") was incorporated under the laws of the State of Utah on December 23, 1985. In September, 1990, Cimetrix merged with a newly incorporated Nevada company, effectively changing its domicile to Nevada.

         In October, 1989, Cimetrix began developing and marketing software products that control the motion of automated manufacturing devices by entering into an exclusive license agreement with Brigham Young University. The license agreement granted Cimetrix the rights to develop and market robot inaccuracy compensation techniques developed in conjunction with an off-line programming system (known as ROBLINE) and an accuracy enhancing calibration technique (known as ROBCAL). Effective July 5, 1995, the Company purchased the technology that was then being licensed from Brigham Young University, referred to as ROBLINE and ROBCAL.

         ROBLINE and ROBCAL, together with other technology developed by the Company, have enabled the Company to develop the Cimetrix Open Development Environment ("CODE") which includes "open architecture" standards-based, operating systems software and controller hardware that allow manufacturing engineers to replace cumbersome proprietary systems with open systems when designing automated work cells. The Company's products are designed to allow the customer to select "best of class" automation components and to help reduce costs and time involved in designing, implementing and maintaining automation systems.

         On June 7, 1994, Cimetrix formed a subsidiary, Cimetrix (USA) Incorporated, which was organized under the laws of the State of Florida. In July, 1994, Cimetrix acquired 20,000,000 shares of the common stock of Cimetrix
(USA) Incorporated in exchange for the transfer of substantially all of the assets of Cimetrix and the assumption of $635,000 of convertible promissory notes payable. Cimetrix (USA) Incorporated subsequently sold shares of its common stock to private investors resulting in an approximate 12% minority interest. Effective August 31, 1995, Cimetrix purchased the minority interest in Cimetrix (USA) Incorporated by exchanging one share of Cimetrix common stock for one share of Cimetrix (USA) Incorporated common stock held by the minority shareholders. Simultaneously, effective August 31, 1995, Cimetrix (USA) Incorporated was merged into Cimetrix.

General

         Cimetrix is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, robots and electronics industry equipment that operates on the factory floor. Cimetrix software products are based on standard computer platforms (Intel Pentium CPU with ISA/PCI/CPCI bus and Motorola PowerPC with VME bus) and run on standard operating systems (Microsoft WindowsNT and UNIX). Cimetrix believes that manufacturing companies will increasingly demand open architecture, PC-based controllers on the equipment that they purchase, transforming the worldwide controller market from proprietary solutions to open architecture, PC-based solutions.

         Cimetrix software is currently operational in production installations on a wide variety of general industrial robots and specialized electronics industry assembly and surface mount technology (SMT) machines. Cimetrix also has developed two additional software products, GEM Equipment Manager and GEM Host Manager. These software products enable compliance with Generic Equipment Model ("GEM"), which is a standard for communications between manufacturing equipment and the factory's host computer. The GEM software products are designed to run on PCs and UNIX workstations.

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

         Since many electronics assembly end-users have been forced to develop "in-house" manufacturing technology for specialized applications, they have typically used internally developed, PC-based or UNIX-based controllers written in C/C++ code. The Company believes that end-users are in need of a standard, low cost open architecture set of tools to enable them to efficiently develop specialized control applications quickly. Responding to this, the United States segment of the industry has formed an association known as NEMI (National Electronics Manufacturing Initiative). One of the NEMI teams has produced and released a specification on "Low Cost Controller APIs" aimed at defining an industry standard for an Open Architecture Controller Application Programming Interface ("API"). Cimetrix has been significantly involved in the development of this specification. As worldwide applications for computer chip technology continue to expand, the variety and volume of automation equipment in the electronics assembly industry is expected to continue to grow rapidly.

   Machine Tool Industry (CNC Controllers)

         Machine tools consist of metal cutting machines such as milling machines, lathes, machining centers, grinders, and lasers; and metal forming equipment such as press brakes, turret punches and tube benders. These machine tools, which are used by a wide variety of manufacturers, utilize a computer numerical control, or CNC type controller. Despite the PC revolution that has taken place over the past decade, the underlying technology and software for machine tool controllers has changed very little during the same period. Most major machine tool manufacturers purchase proprietary controllers from several CNC controller vendors. The interest level of tool manufacturers in open architecture CNCs is very high. The proprietary CNC manufacturers are developing ways to configure the graphical user interface of the CNCs so they appear to be open. However, none of the CNC manufacturers has developed a true open architecture controller that runs on a PC.


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

         Driven by its high labor costs, Japan is the dominant user of robots in manufacturing, with the United States second. Few industries outside of Japan and the automotive sector have adopted robot technology because it is currently expensive to implement. Nearly all robot controllers are proprietary devices manufactured by the major industrial robot vendors, which are supplied with their own robot systems as a complete, proprietary solution. These robot controllers are only compatible with robots supplied by the same vendor, and in many cases, are only compatible with specific robot models of that vendor. These systems represent an enormous technology investment "legacy," and are difficult and time consuming to program, configure, implement and modify.

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

         Currently, the automation control industry consists of a heterogeneous, complex environment of vendor-specific machines and proprietary control systems which are limited in function and expensive to use. Motion controllers were originally developed without the benefit of the powerful PCs available today. Robot and controller vendors were forced to develop motion controllers internally, creating an environment in which each vendor's system remains incompatible with the programming and interface methods of the others. As a result, companies today have factory floors with islands of automation, including robots, machine tools and sensors, each separated by vendor-specific hardware peripherals, operating systems and programming languages. The proprietary nature of these systems constrains the design of optimal workcells and prevents end-users from managing the factory floor as a coordinated and unified technology platform. The current environment significantly constrains overall flexibility, responsiveness and productivity. Proprietary control systems create numerous constraints for end-users including:

         o High initial cost for the equipment, high maintenance costs and high training costs o Inability to deploy, redeploy and easily integrate components (no "mixing and matching") o Duplicative development and implementation programming required by each vendor o Inflexible technology development dictated by vendors (legacy technology)

         Management believes the Company is uniquely positioned to become an industry leader in providing software for both the general manufacturing industries that currently use machine tool CNC-style controllers, robot controllers, and certain "high-end" PLC controllers, as well as the electronic industries that are currently using in-house developed controllers. Manufacturing industries are taking a proactive role in demanding a switch from proprietary controllers to standard, open architecture solutions.

Enabling Technologies Drive the Solution

         The current environment of multiple, vendor-specific technology platforms emerged from the machine tool industry at a time when PCs were too slow and lacked the power and flexibility required for motion control operations. Vendors developed motion controllers with proprietary hardware platforms, operating systems and assembly code programming languages that often locked end-users into older, slower processors. The software tools on these controllers are constrained by older, legacy hardware and proprietary operating platforms. Hardware upgrades for simple items, such as expanded memory, can cost ten times that of equivalent PC upgrades.

         o PC technology has now advanced so significantly that today's low cost PCs have several times more processing power than many higher cost proprietary controllers.

         o The rapid growth and acceptance of PC technology has facilitated a similar increase in the development of software applications.

         o Modern operating systems such as Microsoft WindowsNT and UNIX offer features such as multi-tasking, multi-threading, prioritized processing, symmetrical multi-processors and real-time capabilities, which set the stage for a common software solution for machine motion control.

         o New and advanced motion control servo cards, machine vision processor cards and I/O cards are now available from a variety of vendors for use on standard hardware platforms in the industrial environment.

The Cimetrix Solution

         Cimetrix Open Development Environment (CODE) software is the only software that currently provides all of the following advantages:

         1. Lower Hardware Costs. Because Cimetrix software products are based on standard computer platforms (Intel Pentium CPU with ISA/PCI bus and Motorola PowerPC with VME bus) and run on standard operating systems (Microsoft WindowsNT and UNIX), Cimetrix customers benefit from the tremendous price/performance advantage of the PC platform. In addition, the open architecture of Cimetrix software enables Cimetrix customers to "mix and match" components to obtain the optimal motion card, I/O subsystem and vision system for the application.

         2. Increased Software Reliability. The Cimetrix CODE product is the same software that is used to control machine tools, industrial robots and electronics industry equipment. Since this core software has been thoroughly tested in production installations across many industries, there is increased reliability and lower risk when developing a controller for a new application.

         3. Reduced Application Development Time. CODE utilizes an extensive library of APIs to access the underlying Cimetrix motion control algorithms, which enable application developers to program at very high levels using the programming languages of their choice. Cimetrix customers estimate this reduces development efforts for new applications by approximately 50%.

         4. Reduced Time to Market. CODE contains two nearly identical versions: (i) an off-line simulation version with output to a video driver (CIMulation), and (ii) an on-line version with output to motion control equipment (CIMControl). Unlike existing systems, simulation and control are achieved with the same application software and API set, enabling concurrent engineering and reduced time to market. Cimetrix customers estimate the ability to develop, test and debug an entire application in simulation mode prior to any hardware becoming available reduces the overall time to market by approximately 50%.

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

         Cimetrix has targeted three key audiences for the commercialization of its products:

         1.   End-User Production Installations

         2.   OEM Customers Through Pilot Projects

         3.   Systems Integrators to Service Additional End-Users

         The first step of the Cimetrix strategy is the installation of Cimetrix software to continuous (i.e., 24 hours a day, 7 days a week) production environments across a wide variety of applications. Cimetrix targeted strategic end-users promoting open architecture standards for their own manufacturing and production systems. Cimetrix obtained contracts to provide open architecture controller solutions for specific projects for end-user customers. These initial end-user installations, which typically range from 1 to 25 controllers, provide valuable reference accounts that can validate the benefits of Cimetrix's open architecture technology. These end-user customers also provide strong recommendations and endorsements to their strategic equipment suppliers to make arrangements with the Company to utilize Cimetrix software.

         The second step of the Cimetrix strategy is to work closely with strategic OEM customers that build Electronics Assembly/SMT equipment, CNC Machine Tools and Industrial Robots. Cimetrix has identified the leading machine suppliers in these markets that produce over one thousand machines per year and represent the highest volume sales channel for Cimetrix. The control software for these customers is a critical decision that affects the future of their companies. Accordingly, Cimetrix has developed an OEM customer sales cycle that involves a pilot project undertaken in cooperation with the OEM customer to validate that Cimetrix software can effectively control the OEM customer's machine as well as provide the anticipated benefits. Cimetrix is currently in various stages of the OEM sales cycle with several leading OEM customers in the Electronic Assembly/SMT, CNC Machine Tool and Industrial Robots markets.

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

PRODUCTS

         The Company's product suite is called the Cimetrix Open Development Environment (CODE), which is an integrated suite of software tools designed to run on PCs that enables rapid off-line controller programming, applications development, simulation and debugging of automated workcells, as well as the seamless implementation of workcell control. CODE runs on Microsoft WindowsNT, as well as several variations of the UNIX operating system, including Lynx, a hard real-time operating system (OS). Unlike any other system available today, CODE makes concurrent engineering possible because simulation and control are accomplished using the same application program, thereby dramatically reducing application development and implementation times. CODE's multi-platform capability enables users to choose from the entire spectrum of computer suppliers, resulting in "best of class" hardware and software configurations.

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

o CIMulation. A version of the CIMServer in which workcell operation is simulated on a graphical workstation. The graphical simulation provides the programmer with an off-line, virtual workcell, viewed as a three-dimensional solid or wire frame graphical model with fully functional kinematics. All application programs can be directly transported for use with CIMControl. CIMulation includes CODE API which is a standard C/C++ library of over 400 function calls used for automation application development. Functions are provided for motion control, machine vision, I/O control, off-line collision checking and other common workcell operations. In addition to C/C++, the CODE API is provided for Visual Basic and Borland's Delphi, two popular rapid application development environments for Microsoft WindowsNT.

o CIMControl. A version of the CIMServer which allows on-line mechanism and I/O control through off-the-shelf servo and I/O control cards. It turns any standards-based computer (PC or VME) into an open architecture controller. Unlike competing, proprietary workcell controller software, CIMControl's client/server architecture simultaneously can drive several, dissimilar types of mechanisms, such as robots and machine tools, manufactured by different vendors. CIMControl also includes the CODE API.

         CIMulation and CIMControl are separate versions of the same CODE Server. Applications developed using the CODE API run the same with either server seamlessly. No complex translation is required from workcell design and simulation to workcell control because applications run in the native CODE Environment.

         Cimetrix has also developed supporting products aimed at shrinking our customer's devlopment cycle.

o CODE Support Tools: A set of software tools designed to increase the speed of deployment of systems based on CODE. CIMTools provides a fast method to interact with the CODE database model and tools to correct with debug. CIMCal is a calibration tool. CIMTune is a servo tuning tool. CODE Support Tools is included with CIMulation or CIMControl

o GEM Equipment Manager and GEM HOST Manager: GEM is a standard for communications between manufacturing equipment and the factory's host computer. Equipment builders have been reluctant to provide GEM-compliant technology because of the difficulty in obtaining GEM compliance. Without GEM Manager, it takes end-users between six months and two years to add GEM to their equipment. Recognizing the need to simplify this process, one of the Company's customers urged Cimetrix to develop a comprehensive tool set for implementing the GEM standard. The resulting products, GEM Equipment Manager and GEM HOST Manager, have broad application not only for CODE-based controllers but for many other types of factory equipment. These products enable

              GEM compliance in a matter of weeks. GEM Equipment Manager provides easy-to-use, graphical tools for configuring, testing and administering all standard requirements, including the communication process and process state model. GEM HOST Manager provides a standard API to link the communication process with application programs at the host level. Both GEM products can be used in conjunction with CODE or with other controllers.

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

COMPETITION

         The manufacture and sale of automation technology is a highly competitive industry. Cimetrix believes that its competition is divided into five groups: robot manufacturers, machine tool controller manufacturers, simulation developers, electronics assembly equipment manufacturers and open controller suppliers.

         There are several robot manufacturers who design and sell proprietary controllers and software for their robots. Most of these companies are much larger than Cimetrix, including Adept Technologies, Asea Brown Boveri Group
(ABB), Fanuc, Kawasaki, Kuka Welding, Mitsubishi Electric, Nachi, Panasonic, Sankyo, Seiko, Sony, Staubli, Yamaha, and Yaskawa Electric(Motoman), and have significantly greater resources than the Company. While their hardware is generally considered very good, management believes the competition's software and controllers are limited in their applications because of the closed, proprietary design. While the Company will not be manufacturing robot devices in direct competition with these companies, its software will directly compete with their proprietary software. This results in a make vs. buy decision for these potential customers.Management believes the Company's products are generally less expensive than the competing products, and that the Company's products generally permit greater flexibility of function and ease of use.

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

         Cimetrix has identified at least three major competitors in the field of robot software simulation development and robot accuracy correction, including Deneb Robotics, Inc., Silma (a subsidiary of Adept), and Technomatics. While these three companies market systems which are competitive on a stand-alone basis for simulation, management believes they are unable to match the Company's ability to achieve both simulation and control with the same program, enabling concurrent engineering and reduced implementation time. Management also believes that other simulation companies do not have the same flexibility of off-line programming or precision robot control in their products as compared to the Company's products.

         The fourth group of competitors is composed of electronics assembly equipment manufacturers who supply controllers with their electronics assembly equipment. This group includes Fuji, Panasonic, Universal Instruments, Siemens, and numerous others. Their hardware design is either proprietary or PC-based. Their software is developed in-house and is very difficult to quickly modify for new machine designs. Management believes the Company's products allow faster time to market through reusable software objects.

         The final group is just evolving as the market starts to embrace open architecture controllers. These are mostly small companies. Steeplechase, Nematron, Wizdom and ASAP all market PC-based controllers aimed primarily at sequence control (I/O). These typically do not have robust motion solutions and target different markets than Cimetrix. Hewlett Packard's Trellis division has developed both robot and CNC PC based solutions. Management expects to see additional competitors emerge in this group.

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

SALES AND MARKETING

         The Company's  sales and marketing team targets three primary  markets:
Electronics Assembly/SMT, Robotics, and CNC Machine Tools. The sales and marketing team is responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. The Company's direct U.S. sales force is coordinated by an Executive Vice President of Sales and two supporting regional sales managers. Each salesperson is responsible for pursuing potential customer leads in his or her territory and for qualifying customer relationships. International sales and marketing responsibilities are addressed by the Executive Vice President of Sales. The Company's sales offices are located in Salt Lake City, Milwaukee and Boston.

OPERATIONS

         The Company's  operations are conducted  through four principal  teams:
Software Development, Customer Service, Customer Support, and Technical Services. These teams are responsible for defining and developing new products, performing initial product integration with key OEMs and all aspects of customer support and manufacturing. The Company's strategy is to develop standard software products that have been thoroughly tested and deliver/support these products using major OEMs as the key channel to market. A comprehensive Software Quality Program and rigid coding standards are keys to the development process.

         The Customer Support team supports Cimetrix customers and development engineers. Working closely with Software Development and Customer Service professionals, they provide Cimetrix customers with twenty-four hour technical support on the entire Cimetrix product line.

         The Technical Services team supports all Cimetrix professionals as well as providing for fulfillment of customer software demonstration, software product, and documentation orders. This team works closely with their counterparts in Cimetrix to support standard operational systems and software quality systems, including a comprehensive configuration management system, which ensures proper release methods.

INTELLECTUAL PROPERTY RIGHTS

     The open architecture controller technology upon which the Company's software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red, Dr. Steven Sorensen, and Dr. Xuguang Wang. In 1989, Cimetrix signed an exclusive license with Brigham Young University for the development of these technologies for commercial purposes. Shortly thereafter, Dr. Sorensen and Dr. Wang joined Cimetrix. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest and benefit from this intellectual property. To date, more than 250 man-years have been invested in the development of Cimetrix's open architecture software technology.

         The technology purchased from Brigham Young University, along with other technology developed internally, is proprietary in nature. The Company has obtained two patents on certain aspects of the technology, issued in May 1989 and March 1994, respectively. In addition, the Company has registered its entire CODE software system with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.

MAJOR CUSTOMERS AND FOREIGN SALES

         Approximately 28% and 16% of the Company's revenues during the year ended December 31, 1997 were from Fuji Machine Manufacturing Co. and Motorola, respectively . No other single customer accounted for more than 10% of the Company's revenues during 1997. In 1996, two customers accounted for 34% and 14% of the Company's revenues respectively, with no other single customer accounting for more than 10% of revenues. The Company had four customers, AT&T (16%), Cybex Technologies (10%), Hewlett-Packard (26%) and Motorola (29%), which individually were 10% or more of the Company's revenues during the year ended December 31, 1995 and which together accounted for approximately 81% of the Company's total revenue during 1995. Although the Company values its relationships with all of its customers, the Company does not believe the loss of any single customer would have a material adverse impact on the Company.

         During the year ended December 31, 1997, approximately 40% of the Company's revenues were from companies based in foreign countries, principally Japan, of which 10% were from affiliates. At December 31, 1997, the Company continues to sign support service agreements which are estimated to generate approximately $250,000 in revenues over the term of the agreements, principally 1998.

PERSONNEL

         As of March 31, 1998, the Company had 34 employees, 24 of whom are involved in the technical development and support of customers and products, five in sales and marketing, and five in administrative and clerical. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

         Paul A. Bilzerian, President, Chief Executive Officer and Director, age 47, has been involved in Cimetrix in various capacities since 1994. Mr. Bilzerian has been involved in more than $10 billion dollars of corporate transactions and financing. He has a B.S. Degree from Stanford University and a Masters Degree in Business Administration from Harvard University.

         David P. Faulkner, Executive Vice President of Marketing, age 42, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986-1996. Mr. Faulkner has a B.S. Degree in Electrical Engineering and a Masters Degree in Business Administration from Rensselaer Polytechnic Institute.

         Robert H. Reback, Executive Vice President of Sales, age 38, joined Cimetrix as Vice President of Sales in January 1996 and was promoted to Executive Vice President of Sales and Marketing in January, 1997. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994-1995. From 1985-1993 he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. Degree in Mechanical Engineering and a M.S. Degree in Industrial Engineering from Purdue University.

     Bradley A. Palser, Executive Vice President of Software Engineering, age 41, joined the company in November 1997. Mr. Palser was previously employed as the Director of Engineering and General Manager of several Software Engineering facilities for Unisys Corporation from 1983-1997. Prior to that, Westinghouse Electric employed Mr. Palser as a principal software engineer automating power plants and steel mills. Mr. Palser has a B.S. Degree in Mathematics from Carnegie Mellon University.

     Riley G. Astill, Vice President of Finance, Chief Financial Officer, age 37, originally joined

     Cimetrix as Controller, in July, 1994. He remained Controller until October, 1996, when he left the Company prior to its moving to Tampa. Mr. Astill rejoined Cimetrix as Vice President of Finance in December, 1997. Mr. Astill was Controller of a privately held Salt Lake City publisher from 1991-1994. From 1990-1991, he was a Senior Accountant for Oryx Energy Company. From 1988-1990 he was an Accountant for Ernst & Young in Dallas. He has a B.S. Degree in Accounting from the University of Utah and a Masters Degree in Accounting from Utah State University.

     Ronald E. Hair, Vice President of Technical Services, age 41, joined Cimetrix in March, 1996. Mr. Hair served as the Director in Information Systems at Evans and Sutherland Computer Corporation, where he worked from 1982-1996. Mr. Hair has a B.S. Degree in Computer Graphics from Brigham Young University.

     Norman J. Ibrahim, Vice President of Sales, age 44, joined Cimetrix in June, 1996 as Midwest Manager of Sales. He was promoted to Vice President of Sales in January, 1997. Mr. Ibrahim was the Vice President of Sales for Framework Technologies, an Allan Bradley Technology spin-off, from 1994- 1996. From 1993-1994 he was East Coast Sales Manager of Thesis, Inc. His previous responsibilities include various marketing and sales positions at Honeywell, Measurex Systems and Mentor Graphics. Mr. Ibrahim has a B.S. Degree in Chemical Engineering from the University of Washington.

     Dr. Steven Sorensen, Vice President and Chief Engineer, age 37, has worked for Cimetrix during the past six years. Prior to joining Cimetrix, Dr. Sorensen was an Associate Professor at Brigham Young University, where he received his Ph.D. in Mechanical Engineering. Dr. Sorensen has been working to develop the Cimetrix technology for the past ten years and is one of the principal architects of many of the Company's most important products.

     Dr. Xuguang Wang, Vice President of Strategic Programs, age 34, has worked for Cimetrix during the past seven years. Dr. Wang has been working to develop the Cimetrix technology for the past ten years. He received his Ph.D. in Mechanical Engineering from Brigham Young University and is an expert in computer graphics, robot kinematics, control tool and sensor calibration and robot accuracy enhancement compensation.


ITEM 2.  PROPERTIES

         The Company sold its 18,500 square foot facility in Provo, Utah during September, 1996 and leased the space back from the purchaser until February 28, 1997. Cimetrix signed a five year lease effective March 1, 1997 and moved on that date to a facility at 6979 S. High Tech Drive in Midvale, Utah (about six miles south of Salt Lake City). The new facility consists of 32,000 square feet, of which 20,000 square feet is office and engineering space and 12,000 square feet is warehouse and storage space. Management intends to sublease any excess warehouse and storage space, pursuant to their decision to end its hardware product lines. The Company has no other offices, either owned or leased.

         The Company has entered into a 12 month lease for 1998, for a residential property, which it provides rent-free to the President, in order to retain his services and to offset the cost of his temporary relocation to Salt Lake City.

ITEM 3.  LEGAL PROCEEDINGS

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

         None

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The common stock of the Company is being quoted on the NASDAQ Bulletin Board under the symbol "CMXX". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past two fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

              Period (Calendar Year)                          Price Range

                       1996                   High Bid                  Low Bid
                  ----------------            --------                  -------
                  First quarter              $ 15.75                   $   9.75
                  Second quarter             $ 11.25                   $   6.50
                  Third quarter              $  7.63                   $   5.25
                  Fourth quarter             $  8.38                   $   5.50

                       1997
                  First quarter              $  7.02                   $   5.50
                  Second quarter             $  5.88                   $   3.50
                  Third quarter              $  4.06                   $   1.50
                  Fourth quarter             $  4.13                   $   1.44

                       1998
                  First quarter              $  2.13                   $   1.25




         On March 27, 1998, the closing quotation for the common stock on the NASDAQ Bulletin Board was $1.94 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

         On March 27, 1998, there were 24,143,928 shares of common stock issued and outstanding, held by approximately 1,500 beneficial shareholders.

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

         On March 27, 1998, there were $3,316,000 of the Company's Senior Notes issued and outstanding, held by 53 bondholders. There were also 3,316 warrants related to the Senior Notes, issued and outstanding, held by 61 warrant holders. The number of potential shares represented by these warrants is 829,000, or 250 shares for each warrant. The Company's Senior Notes are trading at par. The Company's warrants are trading on the NASDAQ Bulletin Board, under the symbol CMXXW.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data of Cimetrix is not covered by an opinion of independent auditors and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.

Statements of Operations Data

                                                            Years ended December 31,
                                          1997        1996           1995        1994          1993
                                                       (in thousands, except per share data)
Revenues                             $   2,195     $  2,396   $      664     $     463       $ 1,142

Operating Expenses:
Cost of revenues                         1,057        1,342          446           297           727
Selling, marketing and
  customer support                       1,066        1,494          947           217           115
Research and development                 2,008        1,179          930           198           507
General and administrative               2,288        1,577        1,231         1,217           857
Compensation - stock options               234          685           -             -              -
                                     ----------   ----------    ---------     ---------      -------
Total operating expenses                 6,653        6,277        3,554         1,929         2,206
                                     ----------   ----------    ---------     ---------      -------
Loss from operations                    (4,458)      (3,881)      (2,890)       (1,466)       (1,064)
                                     ----------   ----------    ---------     ---------      -------
Net loss                             $  (4,490)  $   (3,455) $    (2,544)   $   (1,145)     $  (1,074)
                                     =========      =======      =======       =======     ==========
Loss per common share                $   (.20)   $     (.19) $      (.16)   $     (.08)     $    (.07)
                                     =========      =======      =======       =======     ==========
Dividends per common share                   -            -            -             -              -
                                     =========      =======      =======       =======     ==========

Balance Sheet Data


Current assets                      $    2,802     $  4,220   $    3,268     $  3,835        $   230
Current liabilities                        623        1,344          338        1,451            857
Working capital                          2,179        2,876        2,930        2,384           (627)
Total assets                             8,019        9,227        9,722        5,632            356
Total long-term debt                     3,546          296          338           44             41
Stockholders' equity (deficit)           3,850        7,631        9,070        3,613           (535)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.

                                                                  Year Ended December 31,
                                                       1997              1996             1995
Net revenues                                           100.0%           100.0%            100.0%
                                                       ------           ------            ------

Operating expenses:
     Cost of revenues                                   48.2             56.0              67.2
     Selling, marketing and customer support            48.6             62.3             142.6
     Research and development                           91.5             49.3             140.0
     General and administrative                        104.1             65.8             185.4
     Compensation - stock options                       10.7             28.6               -
                                                      ------           ------            ------
           Total operating expenses                    303.1            262.0             535.2
                                                      ------           ------            ------

Loss from operations                                  (203.1)          (162.0)           (435.2)
     Interest income, net of expense                    (2.0)             2.3              22.0
     Other income (expenses)                              .6             15.5               0.1
                                                      ------           ------            ------

Loss before minority interest                         (204.6)          (144.2)           (413.1)
     Minority interest in loss                            -                -               30.0
                                                      ------           ------            ------

     Net Loss                                          (204.6)%         (144.2)%          (383.1)%
                                                       =======         ========          ========

                                      -17-

Net Revenues

         Net revenues for the three fiscal years ended December 31, 1997, 1996, and 1995 were $2,195,000, $2,396,000, and $664,000, respectively. Net revenues for 1997 included approximately $1.3 million of software revenues, $86,000 of hardware revenues, $530,000 of applications engineering revenues and the remainder from support agreements and training. Revenues for 1996 included approximately $1.4 million of software revenues, $680,000 of hardware revenues and the remainder from applications engineering and support agreements. Revenues for 1995 represented sales of products to customers for testing and evaluation and approximately 56% of revenues during 1995 were from the sale of hardware products.

Cost of Revenues

         The Company's cost of revenues as a percentage of net revenues for the years ended December 31, 1997, 1996, and 1995 were approximately 48%, 56%, and 67%, respectively. The cost of revenues decreased in 1997 in part because the percentage of hardware sales to total revenues decreased from approximately 28% during 1996 to approximately 4% during 1997. The cost of revenues did not decrease in direct proportion to the decrease in hardware revenues because certain labor, contract labor and travel costs are classified as costs of revenues, rather than as research and development costs. In addition, certain inventory items were written off as cost of revenues due to the decision by the Company to end its hardware product lines.

         The cost of revenues decreased in part because the revenues from software products as a percentage of total revenues increased from 58% of revenues during 1996 to 60% of revenues during 1997. The cost of revenues from software revenue was less than 5% while the cost of revenues from applications engineering and support varied from 40% to 60%.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses increased significantly from $947,000 in 1995, to $1,494,000 in 1996. The decrease of $428,000 in 1997, to $1,066,000 reflected management's efforts to concentrate sales and marketing efforts on key target markets, thus reducing personnel and related travel and office expenses. Selling, marketing and customer support expenses in 1997 and 1996 reflected the hiring and related travel expenses of full-time marketing and sales personnel, the development of product brochures and other marketing material and the costs related to the Company's representation at trade shows.

Research and Development

         Research and development expenses have continued to increase from $930,000 in 1995, to $1,179,000 in 1996, and to $2,008,000 in 1997. The
Company's extensive effort to develop its products for Microsoft WindowsNT and the continued development of its GEM products represented the majority of the research and development expenditures during 1997.

General and Administrative

         General and administrative expenses have increased from approximately $1.2 million in 1995, to approximately $1.6 million during 1996, and to approximately $2.2 million in 1997. The primary increases in general and administrative expenses in 1997 when compared to 1996 are expenses to maintain an office in Tampa, amortization of goodwill, amortization of technology, amortization of capitalized software, depreciation, and expenses related to raising of additional capital. The Company closed its Tampa office in December 1997.

Compensation - Stock Options

         During 1997, the Company recorded, in accordance with APB 25, the compensation cost related to all options granted during 1997 and any currently outstanding options that have been previously granted to employees. Additionally, the Company has expensed that portion of the compensation cost related to employee services rendered during 1997. Employee services are assumed to be rendered over the two year vesting period of the options. Compensation expense recorded during 1997 was $234,000.

         In 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective for the Company's fiscal year ending December 31, 1996. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures in 1998.

Gain on Disposition of Assets

         The Company sold its facility in Provo, Utah in September, 1996 and recognized a gain of $352,000. The Company had gains from the sale of various other assets of $8,000 during 1996. In 1997 the Company had no gains from the sale of assets.

Minority Interest in Loss from Operations of Subsidiary

         The Company's loss in the operations of its subsidiary, Cimetrix (USA) Incorporated was reduced by $199,000 in 1995 to reflect the share of the loss attributable to the minority interest of Cimetrix (USA) Incorporated. Cimetrix
(USA) Incorporated was merged into Cimetrix effective August 31, 1995.

Liquidity and Capital Resources

         On September 3, 1997, the Company's S-2 registration statement, for an offering of a minimum of $3,000,000 and a maximum of $10,000,000 aggregate principal amount of its unsecured 10% Senior Notes due 2002 at 100% of face value, coupled with Warrants to purchase 250 shares of the Company's Common Stock for each $1,000 principal amount of Senior Notes purchased, was declared effective by the Securities and Exchange Commission. The offering was sold by the Company and was not underwritten. On November 21, 1997, the offering was closed. At that time the Company had received proceeds of $3,316,000. The Company netted $3,168,000 after offering costs of $145,000. The proceeds of the offering will be used for working capital and other general corporate purposes throughout 1998.

         The Company had $2,179,000 in working capital at December 31, 1997, compared with $2,876,000 and $2,930,000 at the end of fiscal years 1996 and 1995, respectively. The availability of working capital at December 31, 1997 was attributable to the sale of the Company's Senior Notes in the third quarter of 1997, which generated approximately $3.3 million in cash. Cash in the amount of $1,475,000 was also generated from the exercise of stock options. The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's working capital is sufficient to maintain its current and immediately foreseeable levels of operations.

         The Company had negative cash flow from operating activities of approximately $4.1 million for fiscal year 1997 compared to approximately $2.0 million for fiscal year 1996 and approximately $2.9 million for fiscal year 1995.

         The Company anticipates that capital expenditures for fiscal year 1998, primarily for computer equipment and software, will be approximately $150,000. Management believes that the Company has sufficient funds to meet its capital expenditure requirements for 1998.

         The Company has not been adversely affected by inflation as technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company has not been adversely affected by poor economic conditions existing in Asia because the Company's software represents a small portion of our customers product costs. However, there are continued economic risks inherent in foreign trade, particularly with respect to Japan.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Company called for by this item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On January 30, 1998, the Company terminated its relationship with its independent auditor, Pritchett, Siler & Hardy. On the same date, the Company signed an engagement letter with Tanner + Co., Certified Public Accountants, based in Salt Lake City, Utah, to perform an independent audit of the Company's 1997 financial statements and to prepare its state and federal tax returns. The change in accountants was not due to any disagreements over accounting principles or financial disclosure.


                                    PART III

ITEMS 10 - 13.

Pursuant to General Instruction G(3) of Form 10-K, the information required by Items 10-13 of Form 10- K (except for the information regarding executive officers who are not directors of the Company, which is included as a Supplemental Item under Part I of this Report) is incorporated by reference from the information included in the Proxy Statement under the headings "Security Ownership Of Certain Beneficial Owners And Management", "Election of Directors", "Executive Compensation" and "Certain Relationships And Related Transactions". The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

         (a)  Financial Statements and Schedules

              The independent auditors' report with respect to the above-listed financial statements appears on page F-2 of this report.

              The financial statements of Cimetrix as set forth under Item 8 are filed as part of this report and appear on page F-3 of this report

              Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements and notes thereto.

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

         (c)  Exhibit Listing

              Exhibit No.                   Description

                 3.1                Articles of Incorporation (1)
                 3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (6)
                 3.3                Bylaws (1)
                10.1 Proxy Agreements between Keith Seolas and his family, and Paul Bilzerian, transferring voting rights to Mr.
                                    Bilzerian (4)
                10.2 Consulting and option agreement between Cimetrix and Paul Bilzerian to resolve management difficulties (4)
                10.3 Indemnity agreement between Cimetrix and former officers and directors of Cimetrix for return of shares and release from related payables/receivables (5)
                10.4 Technology Sale and Purchase Agreement between Cimetrix and Brigham Young University (6)
                10.5                Stock Option Plan of Cimetrix
                                    Incorporated (2)
                10.6 Supplementary Consulting Agreement between Cimetrix and Bicoastal Holding Company for services of Paul Bilzerian (3)

                27                  Financial Data Schedule
------------------------
(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended December 31, 1993.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended December 31, 1994.

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

                                   SIGNATURES
         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 1997.
                                      CIMETRIX INCORPORATED
                                      By: /S/ RILEY G. ASTILL
                                      ----------------------------------------
                                      RILEY G. ASTILL
                                      Vice President of Finance and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1997.

      SIGNATURE                                         CAPACITY

/S/ PAUL A. BILZERIAN                   President and Chief Executive Officer
-------------------------------         and Director (as Director and Principal
PAUL A. BILZERIAN                       Executive Officer)

/S/ DOUGLAS A. DAVIDSON                 Director
-------------------------------
DOUGLAS A. DAVIDSON

/S/ DR RONALD LUMIA                     Director
-------------------------------
DR RONALD LUMIA

/S/ RANDALL A. MACKEY                   Director
-------------------------------
RANDALL A. MACKEY

/S/ DR. LOWELL K. ANDERSON              Director
-------------------------------
DR. LOWELL K. ANDERSON

                                                           CIMETRIX INCORPORATED

                                                   Index to Financial Statements


--------------------------------------------------------------------------------






                                                                           Page


Report of Tanner + Co.                                                      F-2


Report of Pritchett, Siler & Hardy, P.C.                                    F-3


Balance sheet                                                               F-4


Statement of operations                                                     F-5


Statement of stockholders' equity                                           F-6


Statement of cash flows                                                     F-7


Notes to financial statements                                               F-8
--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of Cimetrix Incorporated


We have audited the balance sheet of Cimetrix Incorporated as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                        TANNER+Co.




Salt Lake City, Utah
March 3, 1998

                                                   INDEPENDENT AUDITORS' REPORT



Board of Directors
CIMETRIX INCORPORATED

We have audited the accompanying balance sheet of Cimetrix Incorporated at December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


PRITCHETT, SILER & HARDY, P.C.


Salt Lake City, Utah
February 26, 1997




-------------------------------------------------------------------------------

                                                                                     CIMETRIX INCORPORATED
                                                                                             Balance Sheet
                                                                      (In thousands, except share amounts)

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------


              Assets                                                         1997              1996
              ------
                                                                       -----------------------------------

Current assets:
     Cash and cash equivalents                                         $           1,927 $           2,785
     Receivables, net                                                                701               617
     Inventories                                                                      53               533
     Prepaid expenses and other current assets                                       121               285
                                                                       -----------------------------------

                  Total current assets                                             2,802             4,220

Property and equipment, net                                                        2,274             2,036
Goodwill, net                                                                      2,753             2,971
Other assets                                                                         190                 -
                                                                       -----------------------------------

                                                                       $           8,019 $           9,227
                                                                       ===================================

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                  $             355 $             671
     Accrued expenses                                                                183               459
     Customer deposits                                                                49               170
     Current portion of long-term debt                                                36                44
                                                                       -----------------------------------

                  Total current liabilities                                          623             1,344
                                                                       -----------------------------------

Long-term debt                                                                     3,546               252
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Common stock, $.0001 par value, 100,000,000 shares
       authorized; 24,343,928 and 18,121,428 shares
       issued and outstanding, in 1997 and 1996, respectively                          2                 2
     Additional paid-in capital                                                   19,881            18,406
     Unearned compensation - stock options                                             -              (234)
     Treasury stock, at cost                                                      (1,000)                -
     Accumulated deficit                                                         (15,033)          (10,543)
                                                                       -----------------------------------

              Total stockholders' equity                                           3,850             7,631
                                                                       -----------------------------------

                                                                       $           8,019 $           9,227
                                                                       ===================================

----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                      F-4


                                                                                     CIMETRIX INCORPORATED
                                                                                   Statement of Operations
                                                                      (In thousands, except share amounts)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                            1997             1996              1995
                                                     -----------------------------------------------------

Net sales                                            $            2,195 $          2,396 $            664
                                                     -----------------------------------------------------

Operating expenses:
     Cost of sales                                                1,057            1,342               446
     General and administrative                                   2,288            1,577             1,231
     Selling, marketing and customer support                      1,066            1,494               947
     Research and development                                     2,008            1,179               930
     Compensation expense - stock options                           234              685                 -
                                                     -----------------------------------------------------

                                                                  6,653            6,277             3,554
                                                     -----------------------------------------------------

Loss from operations                                             (4,458)          (3,881)           (2,890)
                                                     -----------------------------------------------------

Other income (expense):
     Interest income                                                 53              108               172
     Interest expense                                               (97)             (52)              (26)
     Other income                                                    12               10                 1
     Gain on disposition of assets                                    -              360                 -
                                                     -----------------------------------------------------

                                                                    (32)             426               147
                                                     -----------------------------------------------------

Loss before minority interest and income taxes                   (4,490)          (3,455)           (2,743)

Less minority interest in loss from operations
  of subsidiary                                                       -                -               199
                                                     -----------------------------------------------------

Loss before income taxes                                         (4,490)          (3,455)           (2,544)

Benefit from income taxes                                             -                -                 -

Net loss                                             $           (4,490)$         (3,455)$          (2,544)
                                                     =====================================================

Loss per common  share                               $             (.20)$           (.19)$            (.16)
                                                     =====================================================

Loss per common  share - assuming dilution           $             (.20)$           (.19)$            (.16)
                                                     =====================================================



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-5

                                                                                     CIMETRIX INCORPORATED
                                                                         Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)

                                                              Years Ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------



                                                                                 Unearned
                                                                                  Compen-
                                                                      Additional sation on
                                Treasury Stock       Common Stock       Paid-In    Stock   Accumulated
                             ----------------------------------------
                               Shares    Amount     Shares     Amount   Capital   Options    Deficit    Total
                             ---------------------------------------------------------------------------------

Balance at January 1, 1995         - $       -   14,506,684 $       2 $   8,155 $       - $    (4,544) $ 3,613

Shares issued for technology       -         -      120,000         -       450         -           -      450

Shares issued to acquire
minority interest in former
subsidiary                         -         -    2,829,419         -     4,067         -           -   4,067

Net effect of merger of
minority interest                  -         -            -         -      (487)        -           -    (487)

Stock issued through private
placement memorandum               -         -    1,000,000         -     3,971         -           -   3,971

Net loss                           -         -            -         -         -         -      (2,544) (2,544)
                             ---------------------------------------------------------------------------------

Balance at December 31, 1995       -         -   18,456,103         2    16,156         -      (7,088)  9,070

Stock options exercised            -         -      340,325         -     1,081         -           -   1,081

Warrants exercised                 -         -      125,000         -       250         -           -     250

Cancellation of shares
returned by former
directors                          -         -     (800,000)        -         -         -           -       -

Stock compensation                 -         -            -         -       919      (234)          -     685

Net loss                           -         -            -         -         -         -      (3,455) (3,455)
                             ---------------------------------------------------------------------------------

Balance, December 31, 1996         -         -   18,121,428         2    18,406      (234)    (10,543)  7,631

Warrants exercised                 -         -    6,192,500         -     1,385         -           -   1,385

Purchase of treasury stock   200,000     1,000            -         -         -         -           -  (1,000)

Stock options exercised            -         -       30,000         -        90         -           -      90

Stock compensation                 -         -            -         -         -       234           -     234

Net loss                           -         -            -         -         -         -      (4,490) (4,490)
                             ---------------------------------------------------------------------------------

Balance at December 31,
 1997                        200,000 $   1,000   24,343,928 $       2 $  19,881 $       - $   (15,033)$ 3,850
                             =================================================================================



--------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                           F-6

                                                                                     CIMETRIX INCORPORATED
                                                                                   Statement of Cash Flows
                                                                                            (In thousands)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                     1997           1996          1995
                                                              --------------------------------------------
Cash flows from operating activities:
     Net loss                                                 $        (4,490)$      (3,455)$       (2,544)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Amortization and depreciation                                    754           635            390
         Provision for losses on receivables                              116             -              -
         (Gain) loss on disposition of assets                               -          (360)             3
         Stock compensation expense                                       234           685              -
         Minority interest in operations of subsidiary                      -             -           (199)
         (Increase) decrease in:
              Receivables                                                (200)         (549)           (22)
              Inventories                                                 284            86           (321)
              Prepaid expenses and other current assets                   164           (57)          (110)
              Other assets                                               (190)            9              1
         Increase (decrease) in:
              Accounts payable                                           (316)          497           (174)
              Accrued expenses                                           (276)          337             32
              Customer deposits                                          (221)          170              -
                                                              --------------------------------------------
                      Net cash used in
                      operating activities                             (4,141)       (2,002)        (2,944)
                                                              --------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                  (478)         (256)          (979)
     Purchase of real estate property                                       -          (198)             -
     Proceeds from disposal of real estate property                         -           453              -
     Payments for other assets, net                                         -           (20)            (4)
     Proceeds from disposal of property                                     -         1,174              -
                                                              --------------------------------------------
                      Net cash (used in) provided by
                      investing activities                               (478)        1,153           (983)
                                                              --------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                             1,475         1,331          4,000
     Proceeds from long-term debt                                       3,333           (22)             -
     Payments on long-term debt                                           (47)          (20)        (1,064)
     Retirement of common stock                                        (1,000)            -              -
     Payments of stock offering costs                                       -             -            (29)
                                                              --------------------------------------------
                      Net cash provided by
                      financing activities                              3,761         1,289          2,907
                                                              --------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (858)          440         (1,020)

Cash and cash equivalents at beginning of year                          2,785         2,345          3,365
                                                              --------------------------------------------

Cash and cash equivalents at end of year                      $         1,927 $       2,785 $        2,345
                                                              ============================================


----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-7

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements

                                                December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


1.   Summary of Business and Significant Accounting Policies
Organization
Cimetrix Incorporated (Cimetrix or the Company) is primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, and electronics industry equipment. The Company was organized under the laws of the State of Utah on December 31, 1985. In September 1990, Cimetrix merged with a newly incorporated Nevada company, effectively changing its domicile to that state. Cimetrix (USA) Incorporated, a former wholly-owned subsidiary of Cimetrix, was organized under the laws of the State of Florida on June 7, 1994. In July 1994, Cimetrix acquired 20,000,000 shares of common stock of Cimetrix (USA) Incorporated in exchange for the transfer of substantially all of the assets of Cimetrix, and the assumption of $635,000 of convertible promissory notes payable. Cimetrix
(USA) Incorporated subsequently sold shares of its common stock to private investors resulting in an approximate 12% minority interest. Effective August 31, 1995, Cimetrix purchased the minority interest in Cimetrix (USA) Incorporated stock held by the minority shareholders. Simultaneously, Cimetrix
(USA) Incorporated was merged into Cimetrix leaving Cimetrix as the surviving entity. From June 7, 1994 to August 31, 1995, the financial statements included the results of Cimetrix and Cimetrix (USA) Incorporated, adjusted for minority interests.


Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.


Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


--------------------------------------------------------------------------------
                                                                             F-8

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Business and Significant Accounting Policies Continued
Cash Equivalents
For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.


Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.


Software Development Costs
Certain software development costs are capitalized when incurred in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS 86). Capitalization of software development costs begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company also expenses hardware design and prototype expenses as incurred as research and development costs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.


Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Software costs are carried at the net of unamortized cost or net realizable value. Net realizable value is reviewed on an annual basis after assessing potential sales of the product in that the unamortized capitalized cost relating to each product is compared to the net realizable value of that product and any excess is written off as required by SFAS No. 86.


--------------------------------------------------------------------------------
                                                                             F-9

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Business and Significant Accounting Policies Continued
Goodwill
Goodwill reflects the excess of the costs of purchasing the minority interest of Cimetrix (USA) Incorporated over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight line basis over 15 years. At December 31, 1997 and 1996, the accumulated amortization was approximately $508,000 and $290,000, respectively. Amortization expense charged to operations for 1997, 1996, and 1995 was approximately $218,000, 218,000, and $72,000, respectively.


Technology
The Company has purchased technology that is referred to as ROBLINE and ROBCAL. ROBLINE and ROBCAL, together with other technology developed by the Company, have enabled the Company to develop the Cimetrix Open Development Environment ("CODE") which includes "open architecture" standards-based, operating systems software and controller hardware that allow manufacturing engineers to replace cumbersome proprietary systems with open systems when designing automated workcells. The Company purchased all rights, title, interest, and benefit in and to the intellectual property for cash payments of $50,000 per year for ten years, plus 120,000 shares of restricted common stock of the Company valued at $3.75 per share. The cash payments were discounted using an incremental borrowing rate of 9.5% and recorded as a note payable of approximately $344,000 The technology is included in property and equipment and is being amortized on a straight-line basis over 15 years.


Patents and Copyrights
The Company has obtained two patents related to certain technology. In addition, the Company has registered its entire CODE software system products with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.


Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation.


--------------------------------------------------------------------------------
                                                                            F-10

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Business and Significant Accounting Policies Continued
Earnings per Share
The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.


Revenue Recognition
Revenue is recognized upon shipment of product or performance of services.

Reclassifications
Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.


2.   Detail of Certain Balance Sheet Accounts

                                                        December 31,
                                            ------------------------------------
                                                   1997              1996
                                            ------------------------------------
Receivables (in thousands):
     Trade receivables                      $              797 $             610
     Other receivables                                      20                 7
                                            ------------------------------------

                                                           817               617

     Less allowance for doubtful
       accounts                                           (116)                -
                                            ------------------------------------

                                            $              701 $             617
                                            ====================================



--------------------------------------------------------------------------------
                                                                            F-11

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Detail of Certain Balance Sheet Accounts Continued

                                                        December 31,
                                            ------------------------------------
                                                   1997              1996
                                            ------------------------------------
Inventories (in thousands):
     Parts and supplies                     $               53 $             211
     Work-in-process                                         -               128
     Finished goods                                          -               194
                                            ------------------------------------

                                            $               53 $             533
                                            ====================================



3.   Property and Equipment
Property and equipment consists of the following (in thousands):


                                                   December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Software development costs              $              984 $            984
Technology                                             794              794
Equipment                                              977              495
Office equipment and software                          455              305
Furniture and fixtures                                 267              208
Leasehold improvements                                  83                -
Automobiles                                             13               13
                                        -----------------------------------

                                                     3,573            2,799

Accumulated depreciation and
  amortization                                      (1,299)            (763)
                                        -----------------------------------

                                        $            2,274 $          2,036
                                        ===================================




--------------------------------------------------------------------------------
                                                                            F-12

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




4.   Long-Term Debt
Long-term debt is comprised of the following (in thousands):


                                                   December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Unsecured 10% senior notes,  due 2002,
with interest  payable  semiannually
on April 1 and October 1 of each year,
commencing April 1, 1998 (see note 6)

                                        $            3,316 $              -

Note payable to a university in annual
installments of $50,000, including
imputed interest at 9.5%, secured by
technology                                             248              272

Capital lease obligations (see
  note 5)                                               18               24
                                        -----------------------------------

                                                     3,582              296

Less current portion                                   (36)             (44)
                                        -----------------------------------

                                        $            3,546 $            252
                                        ===================================


Future maturities of long-term debt are as follows (in thousands):


                           Year                                     Amount
                                                              ------------------

                           1998                               $               36
                           1999                                               36
                           2000                                               34
                           2001                                               35
                           2002                                            3,354
                           Thereafter                                         87
                                                              ------------------

                                                              $            3,582
                                                              ==================



--------------------------------------------------------------------------------
                                                                            F-13

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Lease Obligations
The Company leases certain office equipment under noncancellable capital leases. Assets held under capital leases are included in property and equipment as follows (in thousands):


                                                   December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Office equipment                        $               84 $             63
Accumulated amortization                               (44)             (28)
                                        -----------------------------------

                                        $               40 $             35
                                        ===================================


Amortization expense (in thousands) on capital leases for the years ended December 31, 1997, 1996, and 1995 was $15, $13, and $12, respectively.

Future minimum lease payments under capital lease obligations at December 31, 1997 are as follows: (in thousands):

                           Year                                     Amount
                                                              ------------------

                           1998                               $              11
                           1999                                               7
                           2000                                               2
                                                              ------------------

                                                                             20

Less amount representing interest                                            (2)
                                                              ------------------

                                                              $              18
                                                              ==================



--------------------------------------------------------------------------------
                                                                            F-14

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Lease Obligations Continued
The Company leases certain office space, vehicles, and residential apartments under noncancellable operating lease agreements. Future minimum lease payments required under operating leases are as follows (in thousands):


                           Year                                     Amount
                                                              ------------------

                           1998                               $              289
                           1999                                              248
                           2000                                              245
                           2001                                              245
                           2002                                               63
                                                              ------------------

                                                              $            1,090
                                                              ==================

Rental expense for the years ended December 31, 1997, 1996, and 1995 on operating leases was (in thousands) $269, $43, and $6, respectively.


6.   Senior Notes Payable
During the year ended December 31, 1997, the Company sold $3,316,000 of its 10% unsecured Senior Notes Due 2002 (Senior Notes) in a public offering. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year commencing April 1, 1998, and mature on September 30, 2002.


Each purchaser of a Senior Note also received, for no additional consideration, one common stock purchase warrant (a Warrant) for each $1,000 principal amount of Senior Notes purchased. Each Warrant entitles the holder to purchase 250 shares of the Company's common stock (Common Stock) for $2.50 per share. The Warrants are exercisable any time after October 31, 1998, and on or before September 30, 2002, as a whole, in part, or increments, but only if the shares of Common Stock issuable upon exercise of the Warrants are registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the Warrant holders reside. The Company will use its best efforts to register the shares issuable pursuant to the Warrants before November 1, 1998. The exercise price of the Warrants is payable at the holder's option, either in cash or by the surrender of Senior Notes at their face amount plus accrued interest. The Warrants will be immediately transferable separately from the Senior Notes.


--------------------------------------------------------------------------------
                                                                            F-15

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Senior Notes Payable Continued
The Senior Notes are not redeemable by the Company before October 1, 1999. Beginning October 1, 1999, the Senior Notes will be redeemable at the Company's option, as a whole or in part, in increments of $1,000, at any time or from time to time, at the redemption prices stated below plus accrued interest, upon not fewer than 30 or more than 60 days advance notice. The redemption prices (expressed in percentages of principal amount) for the 12-month period commencing on October 1 of each year indicated are as follows:


                                                                  Redemption
                           Period                                   Price
                                                              ------------------

                           1999                                           105%
                           2000                                           103%
                           2001                                           101%

Under certain circumstances related to a change in ownership control, the Company may be required to repurchase the Senior Notes prior to the maturity date.


7.   Income Taxes
The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before income taxes for the following reasons (in thousands):


                                               Years Ended
                                               December 31,
                             ----------------------------------------------
                                  1997            1996           1995
                             ----------------------------------------------

Federal income tax
  benefit at statutory rate  $         1,527 $         1,175 $          865
Life insurance and meals                 (15)              -              -
Valuation allowance                   (1,512)         (1,175)          (865)
                             ----------------------------------------------

                             $           -  $            -   $          -
                             ==============================================



--------------------------------------------------------------------------------
                                                                            F-10

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Income Taxes Continued
Deferred tax assets (liabilities) are comprised of the following (in thousands):


                                                     December 31,
                                        -----------------------------------
                                                   1997             1996
                                        -----------------------------------

Net operating loss carryforwards        $            4,984 $          3,484
Depreciation                                          (316)            (342)
Allowance for doubtful accounts                         39                -
Accrued vacation                                        22               24
Deferred income                                         17               68
                                        -----------------------------------

                                                     4,746            3,234

Less valuation allowance                            (4,746)          (3,234)
                                        -----------------------------------

                                        $              -    $           -
                                        ===================================

At December 31, 1997, the Company has a net operating loss carryforward available to offset future taxable income of approximately $14,658,000, which will begin to expire in 2004. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized.

8.   Supplemental Cash Flow Information
During the year ended December 31, 1997:

o    The Company received $100,000 of equipment as customer deposits.

o    The Company reclassified $196,000 of inventory to property and equipment.

During the year ended December 31, 1996, compensation expense of approximately $685,000 was recognized for all currently outstanding and unexercised options.


--------------------------------------------------------------------------------
                                                                            F-17

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Supplemental Cash Flow Information Continued
During the year ended December 31, 1995:

o The Company purchased the technology it had been licensing from Brigham Young University by issuing 120,000 shares of common stock valued at $3.75 per share, and signing an agreement to make 10 annual payments of $50,000 cash. A note payable of $343,765 was recorded to reflect the discounted present value of the 10 annual payments.


o The Company purchased the interest held by minority shareholders in the Company's subsidiary by issuing 2,829,419 restricted shares of Cimetrix in exchange for an equal number of shares of the subsidiary, Cimetrix (USA) Incorporated, held by those minority shareholders. The subsidiary was then merged into Cimetrix, effective August 31, 1995. The effect of the purchase of the minority interest was to create goodwill in the amount of $3,260,646 that was recorded by the Company. This amount is being amortized on a straight-line basis over 15 years.

Actual amounts paid for interest and income taxes are as follows (in thousands):


                                               Years Ended
                                               December 31,
                               --------------------------------------------
                                    1997           1996          1995
                               --------------------------------------------

Interest                       $            35 $          52 $           26
                               ============================================

Income taxes                   $             - $           - $            -
                               ============================================



--------------------------------------------------------------------------------
                                                                            F-18

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Major Customers
Sales  to  major   customers   which  exceeded  10  percent  of  net  sales  are
approximately as follows (in thousands):


                                               Years Ended
                                               December 31,
                               --------------------------------------------
                                    1997           1996          1995
                               --------------------------------------------

Company A                      $           603 $          815 $           -
Company B                      $           355 $            - $         193
Company C                      $             - $          335 $           -
Company D                      $             - $            - $         173
Company E                      $             - $            - $         106
Company F                      $             - $            - $          66



Export sales to unaffiliated customers were approximately $653,000, $1,080,000, and $30,000 in 1997, 1996, and 1995, respectively. All major export sales were made to Japan.


10.  Employee Benefit Plan
The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 15% of their gross wages.


The Company will match 50% of the employees' contribution up to a maximum of 2% of the employees' annual pay. Participants vest in the employers' contribution over a five year period. For the years ended December 31, 1997, 1996, and 1995, the Company contributed approximately $19,000, $19,000, and $16,000, respectively, to the plan.



--------------------------------------------------------------------------------
                                                                            F-19

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




11.  Minority Interest
On July 31, 1994, the Company's subsidiary, Cimetrix (USA) Incorporated, sold (by private placement memorandum) 2,500,000 shares of its common stock at $2.00 per share for total cash proceeds of $5,000,000. The sale of the common stock, along with the conversion of $635,000 of convertible notes payable to the subsidiary's common stock, created a 12.4% minority interest in the subsidiary.


In July 1995, the shareholders of the Company's subsidiary approved a merger of the subsidiary into the Cimetrix through the exchange of one share of the Company's restricted common stock for each of the 2,829,419 shares of the subsidiary's common stock held by the minority interest shareholders. The merger was effective August 31, 1995, and left Cimetrix as the sole surviving entity.


12.  Related Party Transactions
During the year ended December 31, 1997, 1996, and 1995, the Company incurred consulting fees of approximately $90,000, $50,000, and $50,000, respectively, to a corporation controlled by the current President of the Company. During 1995, the Company also provided the use of a furnished home to the corporation controlled by the president of the Company.


The Company has an insignificant investment in an entity. The investment is accounted for at the lower of cost or market and is included in other assets. During the year ended December 31, 1997, the Company recognized sales of $216,000 to this entity and as of December 31, 1997, had receivables of approximately $155,000.


13.  Stock Option Plan
Under the Stock Option Plan (the Option Plan), a maximum of 1,993,816 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed five years.


--------------------------------------------------------------------------------
                                                                            F-20

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Stock Option Plan Continued
Information regarding the stock options and warrants is summarized below:


                                            Number of         Weighted
                                             Options           Average
                                               and            Exercise
                                             Warrants           Price
                                        -----------------------------------

Outstanding at January 1, 1995                   8,121,166 $            .82
     Granted                                       543,000             4.89
     Forfeited                                    (171,000)            2.42
                                        -----------------------------------

Outstanding at December 31, 1995                 8,493,166             1.03
  Granted                                          669,500             7.83
  Exercised                                       (465,325)            2.86
  Forfeited                                       (593,953)            3.36
                                        -----------------------------------

Outstanding at December 31, 1996                 8,103,388             1.32
  Granted                                        1,533,500             6.00
  Exercised                                     (6,222,500)             .24
  Forfeited                                       (832,500)            5.93
                                        -----------------------------------

Outstanding at December 31, 1997                 2,581,888 $           4.42
                                        ===================================




--------------------------------------------------------------------------------
                                                                            F-21

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Stock-Based Compensation
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123)  which  established  financial  accounting  and  reporting  standards  for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for stock options. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below (in thousands):


                                                   Years Ended
                                                   December 31,
                                 ----------------------------------------------
                                       1997           1996           1995
                                 ----------------------------------------------

Net loss - as reported           $         (4,490)$       (3,455)$       (2,544)
Net loss - pro forma             $         (4,490)$       (3,514)$       (2,551)
Loss per share - as reported     $           (.20)$         (.19)$         (.16)
Loss per share - pro forma       $           (.20)$         (.19)$         (.16)
                                 ==============================================



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                   --------------------------------------------
                                        1997           1996          1995
                                   --------------------------------------------

Expected dividend yield            $          -   $         -    $         -
Expected stock price volatility             69%           89%            94%
Risk-free interest rate                    5.5%          6.0%           6.4%
Expected life of options              2-5 years       5 years        5 years
                                   --------------------------------------------



The weighted average fair value of options granted during 1997, 1996, and 1995 are $3.39, $.73, and $.42 respectively.

--------------------------------------------------------------------------------
                                                                            F-22

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Stock-Based Compensation Continued
The following table summarizes information about stock options outstanding at December 31, 1997:


                            Outstanding                      Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of   Outstanding atContractual    Average    Exercisable    Average
Exercise Prices 12/31/97       Life     Exercise Price     at     Exercise Price
                              (Years)                  12/31/97
--------------------------------------------------------------------------------

$      3.00     1,747,988        1.9  $       3.00      918,888 $           3.00
  4.00-5.00       197,000        2.2          4.49      155,000             4.61
  6.00-8.00       437,500        2.0          7.00      179,000             7.01
 9.00-10.00       199,500        2.0          9.26      105,750             9.31
--------------------------------------------------------------------------------

$3.00-10.00     2,581,888        3.0 $        4.11    1,358,638 $           4.20
================================================================================


15.  Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.


--------------------------------------------------------------------------------
                                                                            F-23

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Earnings Per Share Continued
Earnings per share information in accordance with SFAS 128 is as follows:


                                         Year Ended December 31, 1997
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $     (4,490,000)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                  (4,490,000)      22,185,000 $       (.20)
                                                                  ==============
Effect of Dilutive Securities
Stock options and warrants                      -                -
                                 ---------------------------------
Diluted EPS
Loss to common
  stockholders plus assumed
  conversions                    $     (4,490,000)      22,185,000 $       (.20)
                                 ===============================================


                                          Year Ended December 31, 1996
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $     (3,455,000)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                  (3,455,000)      18,517,000 $       (.19)
                                                                  ==============
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $     (3,455,000)      18,517,000 $       (.19)
                                 ===============================================



--------------------------------------------------------------------------------
                                                                            F-24

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Earnings Per Share Continued

                                         Year Ended December 31, 1995
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $     (2,544,000)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                  (2,544,000)      16,265,000 $       (.16)
                                                                  ==============
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $     (2,544,000)      16,265,000 $       (.16)
                                 ===============================================



16.  Fair Value of Financial Instruments
None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


17.  Continuing Operations
During its existence, the Company has incurred operating losses each year from inception, including $4,490,000, $3,455,000, and $2,544,000 during the years ended December 31, 1997, 1996, and 1995, respectively. Net cash used by operations amounted to approximately $4,141,000, $2,002,000, and $2,944,000 during the same periods.


--------------------------------------------------------------------------------
                                                                            F-25

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Continuing Operations Continued
Historically, the Company has raised the required financing for its activities through the sale of the Company's common shares and from short-term borrowing. During 1997, the Company sold $3,316,000 of its 10% unsecured senior notes due 2002 in a public offering (see note 6). The Company has also taken steps to decrease general and administrative expenses. Management of the Company believes that at December 31, 1997, the Company is capable of financially meeting the demands inherent as normal sales continue to develop during 1998.


Because of the cash position of the Company at December 31, 1997, changes in operating costs, and increases in sales activity, the accompanying financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary, should the Company be unable to achieve profitable operations and generate sufficient working capital to fund operations and pay or refinance its current obligations.


18.  Commitments and Contingencies
License Agreement
The Company entered into a license/royalty agreement with a provider of real-time development licenses, which allowed the Company to resell real-time development licenses to its customers. The Company has prepaid licenses, which is being amortized until licenses and services from the provider have been consumed. At December 31, 1997, 1996, and 1995, the amortized prepayment was approximately $73,000, $130,000, and $165,000, respectively, and is included in prepaid expenses and other current assets on the Company's balance sheet. The agreement also provides the Company with the option, expiring on July 25, 1998, to purchase all existing development operating system source code from the provider.


--------------------------------------------------------------------------------
                                                                            F-26

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Commitments and Contingencies Continued
Product Warranties
The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 1997, 1996, and 1995, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refund has been paid to any customer as of December 31, 1997. Management believes that any allowance for warranty would be currently immaterial to the financial condition of the Company.


Litigation
The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse effect on its financial position.



--------------------------------------------------------------------------------
                                                                            F-27