Form 10-Q
period 1998-03-31
CIMETRIX INC
filed 1998-05-15
CIK 786620

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         --------------------------

                               FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1998

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From        to
                                           ------    --------

                         ---------------------

                  Commission File Number:  0-16454

                         CIMETRIX INCORPORATED
      (Exact name of registrant as specified in its charter)

      Nevada                                     87-0439107
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


      6979 South High Tech Drive
      Salt Lake City, Utah                       84047-3757
(Address of principal executive office)         (Zip Code)


      Registrant's telephone number,
      including area code:  (801) 256-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


            APPLICABLE ONLY TO CORPORATE ISSUERS:
Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:

            Common stock, par value $.0001 - 24,143,928.

                         Exhibit Index on Page 12

      PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                  CIMETRIX INCORPORATED
            CONDENSED STATEMENTS OF OPERATIONS
      (In thousands, except per share and share amounts)
                  (Unaudited)

                                           Three Months Ended
                                                 March 31,
                                           ------------------
                                         1998                1997
                                     --------------     -----------
NET SALES                            $     764          $     512
                                     --------------     -----------
OPERATING EXPENSES
  Cost of sales                             42                119
  Selling, marketing
   and customer support                    194                380
   Research and development                320                361
   General and administrative              376                493
                                     -------------      -----------
      Total operating expenses             932              1,353
                                     -------------      -----------
LOSS FROM OPERATIONS                      (168)              (841)
                                     -------------      -----------

OTHER INCOME (EXPENSES)
   Interest income                          15                 21
   Interest expense                        (92)                (5)
                                     ------------       -----------
      Total other income (expense)         (77)                16
                                     ------------       -----------
LOSS BEFORE INCOME TAXES                  (245)              (825)

INCOME TAX EXPENSE (BENEFIT)                --                 --

NET LOSS                             $     (245)        $     (825)
                                     ============       ===========
BASIC AND DILUTED LOSS PER
     COMMON SHARE                    $     (.01)        $     (.05)
                                     ============       ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING                      24,143,928         18,136,428
                                     ===========        ===========


                          CIMETRIX INCORPORATED
                         CONDENSED BALANCE SHEETS
                  (In thousands, except share amounts)

                               ASSETS

                                      March 31,       December 31,
                                       1998               1997
                                     -----------     ------------
                                     (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents          $   1,664       $  1,927
  Accounts receivable, net                 768            701

  Inventories                               53             53
  Prepaid expenses and
   other current assets                    119            121
                                     ----------      ---------
      Total current assets               2,604          2,802

Property and equipment, net              1,032          1,101
Capitalized software costs, net            462            511
Technology, net                            649            662
Goodwill, net                            2,699          2,753
Other assets                               190            190
                                     ----------      ---------
                                     $   7,636       $  8,019
                                     ==========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt  $      36       $     36
  Accounts payable                         203            355
  Accrued expenses                         226            183
  Customer deposits                         24             49
                                     ----------      --------
      Total current liabilities            489            623

LONG TERM DEBT, net of
  current portion                        3,542          3,546
                                     ----------      ---------
      Total Liabilities                  4,031          4,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value:
    100,000,000 shares
    Authorized; 24,143,928 and
    24,143,928 shares issued
    and outstanding, respectively           2              2
  Additional paid-in capital           19,881         19,881
  Treasury stock, at cost              (1,000)        (1,000)
  Accumulated deficit                 (15,278)       (15,033)
                                     ---------       --------
      Net Stockholders' Equity          3,605          3,850
                                     ---------       --------
                                     $  7,636     $    8,019
                                     =========    ===========

                  CIMETRIX INCORPORATED
            CONDENSED STATEMENTS OF CASH FLOWS
                     (In thousands)
                       (Unaudited)

                                           Three Months Ended
                                               March 31,
                                           ------------------
                                            1998          1997
Cash Flows to Operating Activities:
  Net Loss                                 $  (245)     $  (825)
  Adjustments to reconcile
    net loss to net cash used by
      Operating activities:
      Amortization and depreciation           197           163
      Changes in assets and liabilities:
        (Increase) decrease in
          accounts receivable                 (67)         (104)
        (Increase) decrease in inventory       --             1
        (Increase) decrease in
          prepaid expenses                      2            30
        Increase (decrease) in
          accounts payable                   (152)         (212)
        Increase (decrease) in
          accrued expenses                     43          (373)
        Increase (decrease) in
          customer deposits                   (25)           20

            Net Cash Flow Used
              by Operating Activities        (247)       (1,300)
                                           -------      --------

Cash Flows to Investing Activities:
  Purchase of property and equipment,
    net of retirements                       (12)          (190)

      Net Cash Flow Used by
        Investing Activities                 (12)          (190)
                                           -------      --------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock      --             90
  Payments for capital lease
    obligations, net                          (4)            (6)

      Net Cash Flow Provided by (Used in)
        Financing Activities                  (4)            84
                                           ------       --------

Net Decrease in Cash and
  Cash Equivalents                          (263)        (1,406)
Cash and Cash Equivalents at the
  Beginning of Period                      1,927          2,785
Cash and Cash Equivalents at the
  End of Period                           $1,664        $ 1,379
Supplemental Disclosures of
  Cash Flow Information:
    Cash paid during the period for:
      Interest                            $  --         $     6
      Income taxes                        $  --         $    --

Supplemental Schedule of Noncash
 Investing and Financing Activities:
   Issuance of stock upon exercise
    of non-qualified Options or
    warrant, net of repurchase            $ --          $    90


                         CIMETRIX INCORPORATED
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the three month period ended March 31, 1997 have been reclassified to conform to the March 31, 1998 classification. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - STOCK OPTIONS AND WARRANTS

      On January 23, 1998, the Company's Board of Directors adopted, effective January 1, 1998 subject to shareholder approval at the annual meeting of shareholders to be held May 16, 1998, a stock option plan under which options may be granted to officers, employees, directors and others. The plan is intended to replace all prior option agreements between the Company and its employees. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
      CONDITION AND RESULTS OF OPERATIONS
      -----------------------------------

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


Overview
--------

      The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, industrial robots and industrial automation equipment that operates on the factory floor. The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three months ended March 31, 1998 and 1997:

                                           Three Months Ended
                                               March 31,
                                           -------------------
                                           1998         1997
                                           ----         ----

NET SALES                                  100%         100%

OPERATING EXPENSES
  Cost of sales                              5           23
  Selling, marketing and
    customer support                        25           74
  Research and development                  42           71
  General and administrative                49           96

      Total operating expenses             121          264
                                         ------       -----

LOSS FROM OPERATIONS                       (22)        (164)

  Interest income                            2            4
  Interest expense                         (12)          (1)
                                         ------       ------
NET LOSS                                  (32%)        (161%)
                                         ======       =======


Results of Operations

      Three Months Ended March 31, 1998 Compared to Three Months
Ended March 31, 1997

Net Sales

      Net sales increased by $252,000, or 49%, to $764,000 for the three months ended March 31, 1998, from $512,000 for the three months ended March 31, 1997. Net sales for the first quarter of 1998 consisted of sales of software (60%), engineering services (25%) and support and training (15%). Net sales for the first quarter of 1997 consisted of sales of software (82%), hardware (4%) and support and training (14%).

Cost of Sales

      Cost of sales decreased by $77,000, or 65%, to $42,000 for the first quarter 1998, from $119,000 for the comparable period in 1997. This decrease was attributable to the elimination of sales of hardware products, effective cost control measures and an increase in chargeable engineering services. The profit margin on software, custom applications and systems integration projects is higher than the profit margin on sales of hardware products.

Selling, Marketing and Customer Support

      Selling, marketing and customer support decreased by $186,000, or 49%, to $194,000 for the first quarter of 1998, from $380,000 for the comparable period in 1997. This decrease was primarily due to the closure of sales offices with the elimination of the associated overhead costs. There was also a decrease in the number of sales personnel and related support staff.

Research and Development

      Research and development expenses decreased by $41,000, or 8% to $320,000 for the first quarter of 1998, from $361,000 for the comparable period in 1997. The Company's extensive effort to develop its products for WindowsNT and the continued development of the Company's GEM software products represents most of the research and development expenditures. The Company has a need and plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $1.5 million during 1998.

General and Administrative

      General and administrative expenses decreased by $117,000, or 24%, to $376,000 for the first quarter of 1998, from $493,000 for the comparable period in 1997. The primary reason for this decrease was the closure of the Tampa, Florida office. The closure eliminated the need for administrative and support personnel and associated overhead costs. Discontinuing the sale of hardware products also eliminated the need for additional support personnel and overhead. A decrease in legal expenses also contributed to the reduction in costs.

Liquidity and Capital Resources

      The Company had approximately $2.1 million of working capital at March 31, 1998, compared with approximately $2.2 million at December 31, 1997. The decrease in working capital from December 31, 1997 to March 31, 1998 was primarily attributable to the use of cash to fund the Company's operations. Cash used in investing activities for the period ended March 31, 1998 was $12,000 compared with $190,000 for the same period in 1997. Cash used in financing activities for the first quarter 1998 was $4,000 compared to $84,000 of cash provided by financing activities for the same period in 1997. The Company had negative cash flow from operating activities of $247,000 for the first quarter 1998, compared to $1,300,000 for the same period in 1997.

      The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for 1998. The Company anticipates that capital expenditures for fiscal year 1998, primarily for computer equipment and software, will be approximately $150,000.

      Historically, the Company has raised the required financing for its activities through the sale of common stock and notes.
During 1997, the Company sold $3,316,000 of 10% unsecured senior notes due 2002 in a public offering.

      The Company does not believe it has been significantly affected by inflation as technological advances and competition within the software industry, have generally caused prices of the products sold by the Company to decline.

      Sales to foreign customers account for a significant percentage of the Company's revenues. Thus far, all the Company's international sales are payable in United States dollars, so foreign currency exchange rates have not had any effect on the Company's liquidity or results of operations. However, there are continued risks inherent in foreign trade with respect to worldwide economic conditions. Management continues to consider such risks with respect to it decision making and strategic planning.

Factors Affecting Future Results

      The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors, including the following:

      The level of market acceptance of the Company's products and technology;

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

      General business and economic conditions in the United
      States and international markets;

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

      Fluctuations in sales attributable to the extended sales process for the Company's products, changes in customer order patterns or the new product cycle for manufacturers of automated manufacturing devices; and

      The loss of, or a significant reduction in purchases by, significant customers.

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

                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
      None


ITEM 2.  CHANGES IN SECURITIES
------------------------------
      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
      None


ITEM 5.  OTHER INFORMATION
--------------------------
      None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)  Exhibits

      Exhibit No.              Document Name
      -----------              -------------

      3.1                Articles of Incorporation (1)
      3.2                Articles of Merger with Cimetrix (USA)
                         ncorporated (5)
      3.3                Bylaws (1)
      10.1               Proxy Agreement between the Seolas family
                         and Paul A. Bilzerian (3)
      10.2               Consulting and Option Agreement with Paul
                         A. Bilzerian (3)
      10.3               Indemnity Agreement with former officers
                         and directors (4)
      10.4               Technology Sale and Purchase Agreement
                         with Brigham Young University (5)
      10.5               1994 Stock Option Plan (2)
      10.6               Lease with Capitol Properties Four, L.C.
                         (6)
      10.7               Agreement with Bicoastal Holding Company
                         for services by Paul A. Bilzerian and
                         Terri L. Steffen. (6)
      10.8               1998 Incentive Stock Option Plan. (7)
      27                 Financial Data Schedule
_______________________________________

      (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
      (2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
      (3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
      (4) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
      (5) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
      (6) Incorporated by reference from the Registration Statement on Form S-2, File No. 333-60, as filed on July 2, 1997.
      (7) Incorporated by reference from the Proxy Statement dated April 20, 1998, pertaining to the 1998 Annual Meeting of Shareholders.

(a)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 10, 1998. The report supplied information under Item 5 thereof, captioned "Other Events," relating to the appointment of new directors to the Company's Board of Directors.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on February 13, 1998. The report supplied information under Item 4 thereof, captioned "Changes in Registrant's Certifying Accountant," relating to a change in the Company's accountants.

The Company filed a report on Form 8-K/A-1 with the Securities and Exchange Commission on February 27, 1998. The report supplied information under Item 4 thereof, captioned "Changes in Registrant's Certifying Accountant," relating to a change in the Company's accountants.

                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       REGISTRANT

                    CIMETRIX INCORPORATED
                    ---------------------
                         Registrant

Dated: May 14, 1998      By: Paul A. Bilzerian
                         President and Chief Executive Officer
                         (Principal Executive Officer)


Dated: May 14, 1998      By: Riley G. Astill
                         Vice President of Finance
                         and Chief Financial Officer
                         (Principal Financial and Accounting
                         Officer)

                                                        Sequential
Exhibit No.              Document Name                  Page No.
-----------              -------------                  ----------

3.1               Articles of Incorporation                   *
3.2               Articles of Merger with Cimetrix
                  (USA) Incorporated                          *
3.3               Bylaws                                      *
10.1              Proxy Agreement between the
                  Seolas family and Paul A. Bilzerian         *
10.2              Consulting and Option Agreement with
                  Paul A. Bilzerian                           *
10.3              Indemnity Agreement with former
                  officers and directors                      *
10.4              Technology Sale and Purchase
                  Agreement with Brigham Young
                  University                                  *
10.5              1994 Stock Option Plan                      *
10.6              Lease with Capitol Properties Four, L.C.    *
10.7              Agreement with Bicoastal Holding
                  Company for services by Paul A.
                  Bilzerian and Terri L. Steffen              *
10.8              1998 Incentive Stock Option Plan            *
27                Financial Data Schedule                     1

_______________________________________

*     Incorporated by reference