Form 10-Q
period 1998-06-30
CIMETRIX INC
filed 1998-08-05
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period From to


                        Commission File Number: 0-16454

                             CIMETRIX INCORPORATED
             (Exact name of registrant as specified in its charter)

           Nevada                                            87-0439107
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

6979 South High Tech Drive, Salt Lake City, Utah             84047-3757
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (801) 256-6500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         The number of shares outstanding of the registrant's common stock as of July 27, 1998 was 24,743,928.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                   ----------------------------    ---------------------------
                                                         1998           1997             1998           1997
                                                        -----           ----             ----           ----

NET SALES                                          $    1,096    $       541    $       1,859  $       1,053
                                                   ----------    -----------    -------------  -------------

OPERATING EXPENSES
     Cost of sales                                         34            340               76            459
     Selling, marketing and customer support              191            293              384            673
     Research and development                             374            498              694            922
     General and administrative                           444            635              820          1,065
                                                   ----------    -----------    -------------  -------------

         Total operating expenses                       1,043          1,766            1,974          3,119
                                                   ----------    -----------    -------------  -------------

INCOME (LOSS) FROM OPERATIONS                              53        (1,225)             (115)        (2,066)
                                                   ----------    -----------    -------------- --------------

OTHER INCOME (EXPENSES)

     Interest income                                       13             12               28             33
     Interest expense                                     (60)          (16)             (152)           (21)
                                                   -----------   -----------    -------------- --------------

         Total other income (expense)                     (47)           (4)             (124)            12
                                                   -----------   -----------    -------------- -------------

INCOME(LOSS) BEFORE INCOME TAXES                            6        (1,229)             (239)        (2,054)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                 -              -                -              -

NET  INCOME (LOSS)                                 $        6    $   (1,229)    $        (239) $      (2,054)
                                                   ----------    -----------    -------------- --------------

BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                              $      .00    $     (.05)    $        (.01) $        (.10)
                                                          ===          =====             =====          =====

WEIGHTED AVERAGE SHARES
OUTSTANDING                                        24,743,928     22,438,428        24,743,928    21,142,678
                                                   ==========     ==========        ==========    ==========



                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                         June 30,       December 31,
                                                                            1998            1997
                                                                     --------------     -------------
                                                                        (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                      $      1,551         $      1,927
     Accounts receivable, net                                              1,140                  701
     Inventories                                                              48                   53
     Prepaid expenses and other current assets                               115                  121
                                                                    ------------         ------------
         Total current assets                                              2,854                2,802

Property and equipment, net                                                  956                1,101
Capitalized software costs, net                                              413                  511
Technology, net                                                              635                  662
Goodwill, net                                                              2,645                2,753
Other assets                                                                 183                  190
                                                                    ------------         ------------

                                                                    $      7,686         $      8,019
                                                                    ------------         ------------



                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Current portion of long-term debt                              $         33         $         36
     Accounts payable                                                        101                  355
     Accrued expenses                                                        135                  183
     Customer deposits                                                        12                   49
                                                                    ------------         ------------
         Total current liabilities                                           281                  623

LONG TERM DEBT, net of current portion                                     2,919                3,546
                                                                    ------------         ------------
         Total Liabilities                                                 3,200                4,169

COMMITMENTS AND CONTINGENCIES                                                  -                    -

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized; 24,743,928 and 24,343,928 shares issued
        And outstanding, respectively                                          2                    2
     Additional paid-in capital                                           19,756               19,881
     Treasury stock, at cost                                                   -               (1,000)
     Accumulated deficit                                                 (15,272)             (15,033)
                                                                    -------------        -------------

         Net Stockholders' Equity                                          4,486                3,850
                                                                    ------------         ------------

                                                                    $      7,686         $      8,019
                                                                    ------------         ------------


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                              Six Months Ended
                                                                                    June 30,
                                                                           1998             1997
                                                                           ----             ----

Cash Flows to Operating Activities:
     Net Loss                                                       $       (239)      $    (2,054)
     Adjustments to reconcile net loss to net cash used by
        Operating activities:
         Amortization and depreciation                                       399               351
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                    (439)             (186)
              (Increase) decrease in inventory                                 5               132
              (Increase) decrease in prepaid expenses                          6                85
              (Increase) decrease in other assets                              7                --
              Increase (decrease) in accounts payable                       (254)              (87)
              Increase (decrease) in accrued expenses                        (48)             (316)
              Increase (decrease) in customer deposits                       (37)              (59)
                                                                    -------------        ----------


                  Net Cash Flow Used by Operating Activities                (600)           (2,134)
                                                                    -------------        ----------

Cash Flows to Investing Activities:
     Purchase of property and equipment, net of retirements                  (21)             (358)
                                                                    -------------        ----------


Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                   --               475
     Sale of Treasury stock                                                  275                --
     Payments for capital lease obligations, net                              (3)              (10)
     Retirement of long-term debt                                            (27)               --
                                                                    -------------        ----------

                  Net Cash Flow Provided by
                                   Financing Activities                      245               465
                                                                    ------------         ----------

Net Decrease in Cash and Cash Equivalents                                   (376)           (2,027)
Cash and Cash Equivalents at the Beginning of Period                       1,927             2,785
Cash and Cash Equivalents at the End of Period                      $      1,551       $       785
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                   $    146,641       $        10
         Income taxes                                               $         --       $        --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     Issuance of stock upon exercise of non-qualified
        Options or warrant, net of repurchase                       $         --       $       475

       Issuance of stock in exchange for Senior Notes               $        600       $        --


                                                CIMETRIX INCORPORATED
                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the six month period ended June 30, 1997 have been reclassified to conform to the June 30, 1998 classification. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - STOCK OPTIONS AND WARRANTS

          On January 23, 1998, the Company's Board of Directors adopted, effective January 1, 1998, which received shareholder approval at the annual meeting of shareholders held May 16, 1998, a stock option plan under which options may be granted to officers, employees, directors and others. The plan is intended to replace all prior option agreements between the Company and its employees. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan.


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

Overview

              The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, industrial robots and industrial automation equipment that operates on the factory floor. The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and six months ended June 30, 1998 and 1997:


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                         June 30,
                                                       --------------------------      ------------------
                                                          1998           1997             1998            1997
                                                          ----           ----             ----            ----

NET SALES                                                  100%             100%             100%           100%
                                                           ----             ----             ----           ----

OPERATING EXPENSES
     Cost of sales                                            3               63                4             52
     Selling, marketing and customer support                 17               54               21             56
     Research and development                                34               92               37             87
     General and administrative                              41              117               44            101
                                                     ----------     ------------     ------------    -----------

         Total operating expenses                            95              326              106            296
                                                     ----------     ------------     ------------    -----------

INCOME (LOSS) FROM OPERATIONS                                 5            (226)               (6)          (196)

     Interest income                                          1               2                 1              3
     Interest expense                                        (6)             (3)               (8)            (2)
                                                     -----------    ------------     -------------   ------------

NET INCOME (LOSS)                                             1%          (227%)             (13%)         (195%)
                                                     -----------    ------------     -------------   ------------



Results of Operations

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

Net Sales

         Net sales increased by $555,000, or 103%, to $1,096,000 for the three months ended June 30, 1998 from $541,000 for the three months ended June 30, 1997. Net sales increased by $806,000, or 77%, to $1,859,000 for the six months ended June 30, 1998 from $1,053,000 for the six months ended June 30, 1997. The increase in sales represents a greater acceptance of the Company's products by customers in the SMT market.

Cost of Sales

         Cost of sales decreased by $306,000, or 90%, to $34,000 for the three months ended June 30, 1998 from $340,000 for the comparable period in 1997. Cost of sales decreased by $383,000, or 83%, to $76,000 for the six months ended June 30, 1998 from $459,000 for the comparable period in 1997. This decrease was attributable to the elimination of sales of hardware products, effective cost control measures and an increase in chargeable engineering services.

Selling, Marketing and Customer Support

         Selling, marketing and customer support costs decreased by $102,000, or 35%, to $191,000 for the three months ended June 30, 1998 from $293,000 for the comparable period in 1997. Selling, marketing and customer support costs decreased by $289,000, or 43%, to $384,000 for the six months ended June 30, 1998 from $673,000 for the comparable period in 1997. This decrease was primarily due to the closure of sales offices and the elimination of the associated overhead costs. There was also a decrease in the number of sales personnel and related support staff.

Research and Development

         Research and development expenses decreased by $124,000, or 25%, to $374,000 for the three months ended June 30, 1998 from $498,000 for the comparable period in 1997. Research and development expenses decreased by $228,000, or 25%, to $694,000 for the six months ended June 30, 1998 from $922,000 for the comparable period in 1997. The Company's extensive effort to develop its products for WindowsNT and the continued development of the Company's GEM software products represents most of the research and development expenditures. The Company has a need and plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $1.5 million during 1998.

General and Administrative

         General and administrative expenses decreased by $191,000, or 30%, to $444,000 for the three months ended June 30, 1998 from $635,000 for the comparable period in 1997. General and administrative expenses decreased by $245,000, or 23%, to $820,000 for the six months ended June 30, 1998 from $1,065,000 for the comparable period in 1997. The primary reason for this decrease was the closure of the Company's Tampa, Florida office. The closure eliminated the need for administrative and support personnel and associated overhead costs. Discontinuing the sale of hardware products also eliminated the need for additional support personnel and overhead. A decrease in legal expenses also contributed to the reduction in costs.

Liquidity and Capital Resources

         The Company had  approximately  $2.6 million of working capital at June
30, 1998, compared with approximately $2.2 million at December 31, 1997. The increase in working capital from December 31, 1997 to June 30, 1998 was principally due to the sale of 200,000 shares of the Company's treasury stock. The Company also issued 400,000 shares of its common stock to retire $600,000 of its Senior Notes, resulting in significant interest expense savings. Cash used in investing activities for the period ended June 30, 1998 was $21,000 compared with $358,000 for the same period in 1997. Cash provided by financing activities for the period ended June 30, 1998, was $245,000, compared to $465,000 for the same period in 1997. The Company had negative cash flow from operating activities of $600,000 for the quarter ended June 30, 1998, compared to $2,134,000 for the same period in 1997.

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

         The Company does not believe it has been significantly affected by inflation as technological advances and competition within the software industry have generally caused prices of the products purchased by the Company to decline.

         Sales to foreign customers account for a significant percentage of the Company's revenues. Thus far, all the Company's international sales are payable in United States dollars, so foreign currency exchange rates have not had any effect on the Company's liquidity or results of operations. However, there are continued risks inherent in foreign trade with respect to worldwide economic conditions. Management continues to consider such risks with respect to its decision making and strategic planning.

Factors Affecting Future Results

         The Company entered into a new contract with an OEM customer, which establishes a significant long-term relationship. This contract provides for fixed quarterly payments that total $2.6 million over the next 18 months. Management believes this relationship has the potential to generate significant additional sales above the contract amount.

         The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company's products are emerging and specialized, and the Company's technology has been commercially available for a relatively short time. Accordingly, the Company has limited experience with the commercial use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements. There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow or that the Company's existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

         None

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on May 16, 1998 with proxies for the meeting solicited by the Company's Board of Directors, pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The matters voted on at the meeting were as follows: the election of directors; approval of the Company's 1998 Stock Option Plan. There was not any proxy solicitation in opposition to management's proposals or nominees for election as directors.

Both proposals were approved and adopted by the margins indicated below:

1. To elect five directors to the Company's Board of Directors to serve for one year terms.

                                                     Number of Shares
                                            For                        Withheld

Paul A. Bilzerian                           18,808,528                   182,155
Dr. Lowell K. Anderson                      18,815,565                   162,118
Dr. Ron Lumia                               18,833,839                   143,844
Randall A. Mackey                           18,833,639                   144,044
Bill Van Drunen                             18,817,128                   160,555

2. To approve the Cimetrix Incorporated 1998 Stock Option Plan.

                                            For:                      14,973,835
                                            Against:                     400,766
                                            Abstain:                     150,543
                                            Broker Non-Vote:           8,618,784


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                Exhibit No.    Document Name

                3.1            Articles of Incorporation (1)
                3.2            Articles of Merger with Cimetrix (USA)
                               Incorporated (5)
                3.3            Bylaws (1)
                10.1 Proxy Agreement between the Seolas family and Paul A. Bilzerian (3)
                10.2           Consulting and Option Agreement with Paul A.
                               Bilzerian (3)
                10.3 Indemnity Agreement with former officers and directors (4)
                10.4 Technology Sale and Purchase Agreement with Brigham Young University (5)
                10.5           1994 Stock Option Plan (2)
                10.6           Lease with Capitol Properties Four, L.C. (6)
                10.7 Agreement with Bicoastal Holding Company for services by Paul A. Bilzerian and

                               Terri L. Steffen. (6)
                10.8           1998 Incentive Stock Option Plan. (7)
                27             Financial Data Schedule
              ---------------------------------------

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

         (b)   Reports on Form 8-K

              None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                             CIMETRIX INCORPORATED


Dated: July 30, 1998                        By: /s/ Riley G. Astill
                                                --------------------
                                                RILEY G. ASTILL
                                                Vice  President of Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)