Form 10-Q
period 1998-09-30
CIMETRIX INC
filed 1998-11-02
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of shares outstanding of the registrant's common stock as of
                        November 4, 1998 was 24,743,928.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                   ----------------------------    ---------------------------
                                                       1998            1997             1998            1997
                                                       -----           ----             ----            ----

NET SALES                                          $    1,103    $       543    $       2,962  $       1,596
                                                   ----------    -----------    -------------  -------------

OPERATING EXPENSES
     Cost of sales                                         18            162               94            621
     Selling, marketing and customer support              181            319              565            992
     Research and development                             334            583            1,027          1,505
     General and administrative                           453            584            1,273          1,649
                                                   ----------    -----------    -------------  -------------

         Total operating expenses                         986          1,648            2,959          4,767
                                                   ----------    -----------    -------------  -------------

INCOME (LOSS) FROM OPERATIONS                             117         (1,105)               3         (3,171)
                                                   ----------    ------------   -------------  --------------

OTHER INCOME (EXPENSES)

     Interest income                                       17              1               45             34
     Interest expense                                     (58)           (22)            (210)           (43)
                                                   -----------   ------------   -------------- --------------

         Total other income (expense)                     (41)           (21)            (165)            (9)
                                                   -----------   ------------   -------------- --------------

INCOME(LOSS) BEFORE INCOME TAXES                           76         (1,126)            (162)        (3,180)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                 -              -                -              -
                                                   ----------    -----------    -------------  -------------

NET  INCOME (LOSS)                                 $       76    $    (1,126)   $        (162) $      (3,180)
                                                   ----------    ------------   -------------- --------------

BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                              $      .00    $      (.04)   $        (.01) $        (.14)
                                                          ===          =====             =====          =====

WEIGHTED AVERAGE SHARES
OUTSTANDING                                        24,743,928     24,143,928        24,319,686    22,143,095
                                                   ==========     ==========        ==========    ==========






                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                   September 30,        December 31,
                                                                            1998                1997
                                                               -----------------         -----------
                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                      $      1,789         $      1,927
     Accounts receivable, net                                                986                  701
     Inventories                                                              48                   53
     Prepaid expenses and other current assets                               122                  121
                                                                    ------------         ------------
         Total current assets                                              2,945                2,802

Property and equipment, net                                                  865                1,101
Capitalized software costs, net                                              364                  511
Technology, net                                                              622                  662
Goodwill, net                                                              2,590                2,753
Other assets                                                                 168                  190
                                                                    ------------         ------------

                                                                    $      7,554         $      8,019
                                                                    ------------         ------------




                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                              $          1         $         36
     Accounts payable                                                        101                  355
     Accrued expenses                                                        188                  183
     Customer deposits                                                        12                   49
                                                                    ------------         ------------
         Total current liabilities                                           302                  623

LONG TERM DEBT, net of current portion                                     2,689                3,546
                                                                    ------------         ------------
         Total Liabilities                                                 2,991                4,169
                                                                    ------------         ------------

COMMITMENTS AND CONTINGENCIES                                                  -                    -

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized; 24,743,928 and 24,343,928 shares issued
        And outstanding, respectively                                          2                    2
     Additional paid-in capital                                           19,756               19,881
     Treasury stock, at cost                                                   -               (1,000)
     Accumulated deficit                                                 (15,195)             (15,033)
                                                                    -------------        -------------

         Net Stockholders' Equity                                          4,563                3,850
                                                                    ------------         ------------

                                                                    $      7,554         $      8,019
                                                                    ------------         ------------





                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                               1998        1997
                                                               ----        ----

Cash Flows to Operating Activities:
     Net Loss                                                  $  (162)   $(3,180)
     Adjustments to reconcile net loss to net cash used by
        Operating activities:
         Amortization and depreciation                             604        541
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable          (285)       153
              (Increase) decrease in inventory                       5        277
              (Increase) decrease in prepaid expenses                1        144
              (Increase) decrease in other assets                   22       (123)
              Increase (decrease) in accounts payable             (254)        68
              Increase (decrease) in accrued expenses                5       (334)
              Increase (decrease) in customer deposits             (37)       (74)
                                                               -------    -------


                  Net Cash Flow Used by Operating Activities      (101)    (2,528)
                                                               -------    -------

Cash Flows to Investing Activities:
     Purchase of property and equipment, net of retirements        (20)      (556)
                                                               -------    -------


Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                        --         475
     Sale of Treasury stock                                        275       --
     Payments for capital lease obligations, net                   (35)      --
     Retirement of long-term debt                                 (257)      --
                                                               -------    -------

                  Net Cash Flow (Used In) Provided by
                                   Financing Activities            (17)       475
                                                               -------    -------

Net Decrease in Cash and Cash Equivalents                         (138)    (2,609)
Cash and Cash Equivalents at the Beginning of Period             1,927      2,785
                                                               -------    -------
Cash and Cash Equivalents at the End of Period                 $ 1,789    $   176
                                                               -------    -------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                              $   147    $    10
         Income taxes                                          $    --    $    --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     Issuance of stock upon exercise of non-qualified
        Options or warrant, net of repurchase                  $    --    $   475

       Issuance of stock in exchange for Senior Notes          $   600    $    --


                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain amounts for the nine month period ended September 30, 1997 have been reclassified to conform to the September 30, 1998 classification. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1998. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - STOCK OPTIONS AND WARRANTS

          On January 23, 1998, the Company's Board of Directors adopted a stock option plan, effective January 1, 1998, under which options may be granted to officers, employees, directors and others. The plan received shareholder approval at the annual meeting of shareholders held May 16, 1998. The plan is intended to replace all prior option agreements between the Company and its employees. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan, at an exercise price of $2.50. To date 1,279,500 options have been issued to employees, none of which have been exercised.


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

Overview

              The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, industrial robots and industrial automation equipment that operates on the factory floor. The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and nine months ended September 30, 1998 and 1997:

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                          1998             1997             1998            1997

NET SALES                                                  100%             100%             100%           100%
                                                           ----             ----             ----           ----

OPERATING EXPENSES
     Cost of sales                                            2               30                3             39
     Selling, marketing and customer support                 16               59               19             62
     Research and development                                30              107               35             94
     General and administrative                              41              108               43            103
                                                     ----------     ------------     ------------    -----------

         Total operating expenses                            89              304              100            298
                                                     ----------     ------------     ------------    -----------

INCOME (LOSS) FROM OPERATIONS                                11             (203)                0          (199)

     Interest income                                          2               0                 2              2
     Interest expense                                        (5)              (4)              (7)            (3)
                                                     -----------    ------------     -------------   ------------

NET INCOME (LOSS)                                             7%            (207%)             (5%)         (199%)
                                                     -----------    ------------     -------------   ------------




Results of Operations

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

Net Sales

         Net sales increased by $560,000, or 103%, to $1,103,000 for the three months ended September 30, 1998 from $543,000 for the three months ended September 30, 1997. Net sales increased by $1,366,000, or 86%, to $2,962,000 for the nine months ended September 30, 1998 from $1,596,000 for the nine months ended September 30, 1997. The increase in sales represents a greater acceptance of the Company's products by customers in the Surface Mount Technology ("SMT") market.

Cost of Sales

         Cost of sales decreased by $144,000, or 89%, to $18,000 for the three months ended September 30, 1998 from $162,000 for the comparable period in 1997. Cost of sales decreased by $527,000, or 85%, to $94,000 for the nine months ended September 30, 1998 from $621,000 for the comparable period in 1997. This decrease was attributable to the elimination of sales of hardware products, royalties on products sold, effective cost control measures and an increase in chargeable engineering services.

Selling, Marketing and Customer Support

         Selling, marketing and customer support costs decreased by $138,000, or 43%, to $181,000 for the three months ended September 30, 1998 from $319,000 for the comparable period in 1997. Selling, marketing and customer support costs decreased by $427,000, or 43%, to $565,000 for the nine months ended September 30, 1998 from $992,000 for the comparable period in 1997. This decrease was primarily due to the closure of sales offices and the elimination of the associated overhead costs. There was also a decrease in the number of sales personnel and related support staff. These cost reductions were achieved while the Company continued to increase sales and cultivate significant new customers.

Research and Development

         Research and development expenses decreased by $249,000, or 43%, to $334,000 for the three months ended September 30, 1998 from $583,000 for the comparable period in 1997. Research and development expenses decreased by $478,000, or 32%, to $1,027,000 for the nine months ended September 30, 1998 from $1,505,000 for the comparable period in 1997. This decrease was primarily attributable to the elimination of the sales of hardware products. During 1997, significant amounts were spent in the development of hardware products, including wages, product development and product testing. Additional decreases in research and development expenses were attributable to the fact that, with its focus on only software products, the Company was better able to control its software research and development expenses.

         The Company's extensive effort to develop its products for WindowsNT and the continued development of the Company's Generic Equipment Model ("GEM") software products represents a large portion of the research and development expenditures. The Company is also devoting its research and development resources towards the development of new software products. Management believes this is necessary to remain competitive in the rapidly changing software markets in which the Company competes.

         The Company has a need and plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $1.5 million during 1998. Similar expenses are also planned in 1999. Research and development expenses include only direct costs for wages, benefits, supplies and education of technical personnel. Indirect costs are reflected in General and administrative expenses.

General and Administrative

         General and administrative expenses decreased by $131,000, or 22%, to $453,000 for the three months ended September 30, 1998 from $584,000 for the comparable period in 1997. General and administrative expenses decreased by $376,000, or 23%, to $1,273,000 for the nine months ended September 30, 1998 from $1,649,000 for the comparable period in 1997. The primary reason for this decrease was the closure of the Company's Tampa, Florida office. The closure eliminated the need for administrative and support personnel and associated overhead costs. Discontinuing the sale of hardware products also eliminated the need for additional support personnel and overhead. A decrease in legal expenses also contributed to the reduction in costs.

         General and administrative costs include all direct costs for administrative and accounting personnel, all rents and utilities. It also includes all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for the three months ended September 30, 1998 was $205,000, or 45% of all general and administrative expenses, compared to $191,000, or 33% for the comparable period in 1997. Depreciation and amortization expense was $604,000, or 47% of all general and administrative expenses for the nine months ended September 30, 1998, compared to $541,000, or 33% for the comparable period in 1997.

Other Income (expenses)

         Interest income increased by $16,000, or 1600%, to $17,000 for the three months ended September 30, 1998 from $1,000 for the comparable period in 1997. Interest income increased by $11,000, or 32%, to $45,000 for the nine months ended September 30, 1998 from $34,000 for the comparable period in 1997. Improved operating results have allowed the Company to maintain a cash reserve, resulting in increased interest income. Cash reserves are invested in conservative money market fund accounts.

         Interest expense increased by $36,000, or 164%, to $58,000 for the three months ended September 30, 1998 from $22,000 for the comparable period in 1997. Interest expense increased by $167,000, or 388% to $210,000 for the nine months ended September 30, 1998 from $43,000 for the comparable period in 1997. This increase was primarily attributable to interest expense on the Company's 10% Senior Notes. The balance outstanding on the Senior Notes as of September 30, 1998 was $2,691,000. Interest expense is accrued monthly and is paid semi-annually on April 1, and October 1.

Liquidity and Capital Resources

         The Company had approximately $2.6 million of working capital at September 30, 1998, compared with approximately $2.2 million at December 31, 1997. The increase in working capital from December 31, 1997 to September 30, 1998 was due to the sale of 200,000 shares of the Company's treasury stock, and increased sales. The Company also issued 400,000 shares of its common stock to retire $600,000 of its Senior Notes, resulting in significant interest expense savings. Cash used in investing activities for the period ended September 30, 1998 was $20,000 compared with $556,000 for the same period in 1997. In 1997 the Company moved to a new facility, which required capital improvements and technical equipment. The shift away from hardware sales eliminated the need for additional equipment in 1998. Technical equipment for programming and testing will continue to be upgraded in the remainder of 1998 and the fiscal period ended December 31, 1999. Net cash used by financing activities for the period ended September 30, 1998, was $17,000. Retirement of long-term debt represented the largest use of cash in financing activities, with the sale of treasury stock providing all of the cash from financing activities. For the same period in 1997, proceeds from the issuance of common stock provided $475,000 of cash for financing activities. The Company had negative cash flow from operating activities of $101,000 for the period ended September 30, 1998, compared to $2,528,000 for the same period in 1997.

         In September 1998, the Company entered into an agreement with Brigham Young University, whereby the Company's note payable to BYU was eliminated. This results in net cash savings to the Company of $50,000 per year for the next seven years. The agreement allows Brigham Young University the right to use the Company's software products in engineering research projects over a limited period of time.

         Subsequent to the end of the third quarter, in October 1998, the Company purchased and resold 180,722 shares of its common stock, resulting in a positive cash flow to the Company of approximately $55,000.

         The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for 1998. The Company anticipates that capital expenditures for fiscal year 1998, primarily for computer equipment and software, will be approximately $50,000.

         The Company does not believe it has been significantly affected by inflation as technological advances and competition within the software industry have generally caused prices of the products purchased by the Company to decline.

         Sales to foreign customers account for a significant percentage of the Company's revenues. Thus far, all the Company's international sales are payable in United States dollars, so foreign currency exchange rates have not had any effect on the Company's liquidity or results of operations. However, there are continued risks inherent in foreign trade with respect to worldwide economic conditions. Management continues to consider such risks with respect to its decision making and strategic planning. Management is not aware of any significant impact on its sales or operations, from the Asian or world economic problems.

Factors Affecting Future Results

         In the second quarter of 1998 the Company entered into a new contract with an Original Equipment Manufacturer ("OEM") customer, which established a significant long-term relationship. This contract provides for fixed quarterly payments that total $2.6 million over the next 18 months. The first payment has been received and the contract is progressing as anticipated. Management believes this relationship has the potential to generate significant additional sales above the contract amount.

         The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company's products are emerging and specialized, and the Company's technology has been commercially available for a relatively short time. Accordingly, the Company has limited experience with the commercial use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements. There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow or that the Company's existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance. Because of this, the Company continues to devote research and development resources to improve its existing products and devotes additional resources to the development of new products (see Research and Development).

         Because of these and other factors, past financial performance is not necessarily indicative of future performance, historical trends should not be used to anticipate future operating results, and the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results and market conditions.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On August 31, 1998 the Company filed a Registration Statement on Form S-3 relating to the resale of Common Stock issuable upon the exercise of outstanding warrants and options and to certain Common Stockholders. The total amount of Common Stock being registered is 8,408,500 shares. The Registration Statement has not yet become effective.


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


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: November 4, 1998                              By: /s/ Riley G. Astill
                                                         --------------------
                                                     RILEY G. ASTILL
                                                     Vice President of Finance
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)