Form 10-K
period 1998-12-31
CIMETRIX INC
filed 1999-03-31
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

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

            6979 South High Tech Drive, Salt Lake City, UT 84047-3757
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (801) 256-6500

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
 Par Value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 29, 1999, the registrant had 20,715,982(*) shares of its common stock, par value $.0001, issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,115,032.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 15, 1999 are incorporated by reference into Part III hereof.

* Assumes the completion of a March 17, 1999 agreement between the Company and two former directors to repurchase 2,734,946 shares of the Company's common stock.


                               Page 1 of 50 pages.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business...........................................................3

Item 2.    Properties........................................................11

Item 3.    Legal Proceedings.................................................11

Item 4.    Submission of Matters to a Vote of Security Holders...............11

                                     PART II

Item 5.    Market for Company's Common Stock and Related Stockholder
           Matters...........................................................11

Item 6.    Selected Financial Data...........................................13

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  .......................................14

Item 8.    Financial Statements and Supplementary Data.......................19

Item 9.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosures.............................................19

                                    PART III

Item 10.   Directors and Executive Officers of the Company...................19

Item 11.   Executive Compensation............................................19

Item 12.   Security Ownership of Certain Beneficial Owners and Management....19

Item 13.   Certain Relationships and Related Transactions....................19

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...20

Signatures...................................................................22

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

         The following Annual Report on Form 10-K contains various "forward looking statements" within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in US currency. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements.

         These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, those factors contained in Exhibit 99 attached to this Form 10-K.


                                     PART I


ITEM 1.   BUSINESS

         Cimetrix Incorporated ("Cimetrix" or the "Company") was incorporated under the laws of the State of Utah on December 23, 1985. In September, 1990, Cimetrix merged with a newly incorporated Nevada company, effectively changing its domicile to Nevada.

         In October, 1989, the Company began developing and marketing UNIX based software products that control the motion of automated manufacturing equipment by entering into an exclusive license agreement with Brigham Young University. The license agreement granted the Company the rights to develop and market robot inaccuracy compensation techniques developed in conjunction with an off-line programming system (known as ROBLINE) and an accuracy enhancing calibration technique (known as ROBCAL). Effective July 5, 1995, the Company purchased the technology that was then being licensed from Brigham Young University, referred to as ROBLINE and ROBCAL.

General

         Cimetrix is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling motion oriented equipment that operates on the factory floor. The Cimetrix Open Development Environment (CODE(TM)) software products are based on standard computer platforms using Microsoft's Windows NT operating system. Cimetrix believes that manufacturing companies will increasingly demand open architecture, PC-based controllers on the equipment that they purchase, transforming the worldwide controller market from proprietary solutions to open architecture, PC-based solutions.

         Cimetrix software is currently operational in production installations on a wide variety of general industrial robots and specialized electronics industry assembly and surface mount technology (SMT) machines. Cimetrix also has developed two additional software products, GEM Equipment Manager(TM) and

GEM Host Manager(TM). These software products enable compliance with Generic Equipment Model ("GEM"), which is a standard for communications between manufacturing equipment and the factory's host computer in the electronics industry. The GEM software products are designed to run on PCs and UNIX workstations.

         Considerable R&D investments have been made and will continue to be made to transition the original software products to use the latest technology from Microsoft and add new features required by the market. Management feels confident this investment will make both the Cimetrix CODE and GEM products more reliable, easier to deploy and feature rich.

The Industrial Motion Controller Market

         The worldwide market for industrial motion control can be segmented into single axis motion control and multiple axis motion control. Cimetrix products are designed for the multiple axis segment and would be used in applications such as electronics equipment, industrial robots and machine tools. These industry segments utilize some form of computerized motion controller technology to run automated mechanisms. Cimetrix is currently targeting the electronics equipment and industrial robot markets.

   Electronics Equipment Industry

         The electronics equipment market consists of a variety of vertical niches, including equipment for semiconductor wafer fabrication, semiconductor back end, printed circuit board assembly (Surface Mount Technology), electronic component assembly and disk drive assembly. The products of the companies involved in these processes represent "leading edge" technology and many manufacturers have had to develop specialized, proprietary equipment. Automation equipment developed by the electronics industry is very expensive, with individual mechanisms costing up to $500,000 each, versus $30,000 to $100,000 for general industrial robots.

         The Company believes that end-users in this industry are in need of a standard, low cost open architecture set of tools to enable them to efficiently develop specialized control applications quickly. Responding to this, the United States segment of the industry has formed an association known as NEMI (National Electronics Manufacturing Initiative). One of the NEMI teams has produced and released a specification on "Low Cost Controller APIs" aimed at defining an industry standard for an Open Architecture Controller Application Programming Interface ("API"). This specification was subsequently released by the IEEE standards organization as PR1533-1998. Cimetrix has been significantly involved in the development of this specification. As worldwide applications for computer chip technology continue to expand, the variety and volume of automation equipment in the electronics assembly industry is expected to continue to grow rapidly.

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

 Machine Tool Industry (CNC Controllers)

         Machine tools consist of metal cutting machines such as milling machines, lathes, machining centers, grinders, and lasers; and metal forming equipment such as press brakes, turret punches and tube benders. These machine tools, which are used by a wide variety of manufacturers, utilize a computer numerical control, or CNC type controller. Despite the PC revolution that has taken place over the past decade, the underlying technology and software for machine tool controllers has changed very little during the same period. Most major machine tool manufacturers purchase proprietary controllers from several CNC controller vendors. The interest level of tool manufacturers in open architecture CNCs is very high. The proprietary CNC manufacturers are developing ways to configure the graphical user interface of the CNCs so they appear to be open. However, none of the major CNC manufacturers has developed a true open architecture controller that runs on a PC.

The Movement Towards Open Architecture Controllers

         Over the past 15 years, the primary driver for the revolution in and proliferation of office technology was the standardization of the PC's operating system, processors and buses. Expensive hardware components became commodities, with powerful software applications delivering value to the system. The Company believes this movement to standards-based systems is still in the beginning stages in manufacturing.

         Currently, the automation control industry consists of a heterogeneous, complex environment of vendor-specific machines and proprietary control systems, which are limited in function and expensive to use. Motion controllers were originally developed without the benefit of the powerful PCs available today. Robot and controller vendors were forced to develop motion controllers internally, creating an environment in which each vendor's system remains incompatible with the programming and interface methods of the others. As a result, companies today have factory floors with islands of automation, including robots, machine tools and assembly equipment, each separated by vendor-specific hardware peripherals, operating systems and programming languages. The proprietary nature of these systems constrains the design of optimal workcells and prevents end-users from managing the factory floor as a coordinated and unified technology platform. Proprietary control vendors have responded to this challenge by introducing controllers with PC "front-ends" that allow some level of changes primarily in the user interface. True open architecture must occur from an open software design, which few suppliers are willing to offer. At this point, it is unclear whether the manufacturing end users will accept a PC front-end as a long term solution.

Enabling Technologies Drive the Solution

         The current environment of multiple, vendor-specific technology platforms emerged from the motion control industry at a time when PCs were too slow and lacked the power and flexibility required for motion control operations. Vendors developed motion controllers with proprietary hardware platforms, operating systems and assembly code programming languages that often locked end-users into older, slower processors. The software tools on these controllers are constrained by older, legacy hardware and proprietary operating platforms. Hardware upgrades for simple items, such as expanded memory, can cost ten times that of equivalent PC upgrades.

              o PC technology has now advanced so significantly that today's low cost PCs have several times more processing power than many higher cost proprietary controllers.

              o The rapid growth and acceptance of PC technology has facilitated a similar increase in the development of software applications. o The Microsoft Windows NT operating system has become the defacto operating system in manufacturing. Features such as COM, multi-tasking, multi-threading and real time capabilities have set the stage for a common open software solution for machine motion control.

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

              The Cimetrix Solution

                       Cimetrix Open Development  Environment (CODE) software is
              the only software that currently provides all of the following advantages:

              1. Lower Hardware Costs. Because Cimetrix software products are based on the PC computer platform and run on Microsoft's Windows NT operating system, Cimetrix customers benefit from the tremendous price/performance advantage of the PC platform. In addition, the open architecture of Cimetrix software enables Cimetrix customers to "mix and match" components to obtain the optimal motion card, I/O subsystem and vision system for the application.

              2. Increased Software Reliability. The Cimetrix CODE products are designed to allow our OEM and integrator customers to maximize design and code re-use. By re-deploying standard packages over multiple applications, reliability is greatly enhanced.

              3. Reduced Application Development Time. CODE utilizes an extensive library of APIs to access the underlying Cimetrix motion control algorithms, which enable application developers to program at very high levels using the programming languages of their choice. Cimetrix customers estimate this reduces development efforts for new applications by approximately 50%.

              4. Reduced Time to Market. CODE contains two nearly identical versions: (i) an off-line simulation version with output to a video driver (CIMulationO), and (ii) an on-line version with output to motion control equipment (CIMControlO). Unlike existing systems, simulation and control are achieved with the same application software and API set, enabling concurrent engineering and reduced time to market. Cimetrix customers estimate the ability to develop, test and debug an entire application in simulation mode reduces the overall time to market by approximately 30%.

              5. Customers control their own destiny. Cimetrix software provides all of the software source code hooks for Cimetrix customers to implement their own custom software or algorithms. This ensures that Cimetrix customers control their own destiny and are able to develop specialized or proprietary software to differentiate their products.

              PRODUCTS

                           The  Company's  main  product  family is  called  the
              Cimetrix Open Development Environment (CODE). This technology has been packaged into a set of standard products consisting of the core products and a variety of supporting products.

              o CIMulation. A version of the CIMServer in which workcell operation is simulated on a graphical workstation. The graphical simulation provides the programmer with an off-line, virtual workcell, viewed as a three-dimensional solid model with fully functional kinematics. All application programs can be directly transported for use with CIMControl. CIMulation includes CODE API(TM) which is a standard C/C++ library of over 400 function calls used for automation application development. Functions are provided for motion control, machine vision, I/O control, off-line collision checking and other common workcell operations. In addition to C/C++, the CODE API is provided for Visual Basic and Borland's Delphi, two popular rapid application development environments for Microsoft Windows NT.

              o CIMControl. A version of the CIMServer which allows on-line mechanism and I/O control through off-the-shelf servo and I/O control cards. It turns any standards-based PC into an open architecture controller. CIMControl also includes the CODE API.

              Cimetrix has also developed supporting products aimed at shrinking our customer's development cycle.

              o CODE Support Tools(TM): A set of software tools designed to increase the speed of deployment of systems based on CODE. CIMTools(TM) provides a fast method to interact with the CODE database model and tools to assist with debug. CIMCal(TM) is a calibration tool. CODE Support Tools is included with CIMulation or CIMControl.

              o GEM Equipment Manager and GEM HOST Manager: GEM is a standard for communications between manufacturing equipment and the factory's host computer. Equipment builders have been reluctant to provide GEM-compliant technology because of the difficulty in obtaining GEM compliance. Without GEM Equipment Manager, it takes equipment builders between six months to one year to add GEM to their equipment. Recognizing the need to simplify this process, one of the Company's customers urged Cimetrix to develop a comprehensive tool set for implementing the GEM standard. The resulting products, GEM Equipment Manager and GEM HOST Manager, have broad application not only for CODE- based controllers but for many other types of factory equipment. These products enable GEM compliance in a matter of weeks. GEM Equipment Manager provides easy-to-use, graphical tools for configuring, testing and administering all standard requirements, including the communication process and process state model. GEM HOST Manager provides a standard API to link the communication process with application programs at the host level. Both GEM products can be used in conjunction with CODE or with other controllers.

Competition

         The  manufacture  and  sale  of  automation   technology  is  a  highly
competitive industry. Cimetrix believes that its competition is divided into two groups: in-house developed controllers and open controller suppliers.

         In-house developed controllers are potentially competition, but more importantly, they are potential customers. Robot manufacturers, CNC suppliers, and electronics equipment suppliers all develop there own controllers, some on PC platforms and some on proprietary hardware. They have problems hiring top software talent that have experience with the latest Microsoft technologies. Cimetrix offers a distinct advantage to them by increasing software quality through our re-use techniques, decreasing the time to market for a new open architecture controller, and assisting the transition of their engineering staff to the latest technologies such as COM, UML and object technology.

          Open controller suppliers are currently a small segment of the overall controls market. They are mostly small undercapitalized companies. Steeplechase, Nematron, Wizdom and ASAP all market PC-based controllers aimed primarily at sequence control (I/O). Several of them have recently been purchased by larger proprietary controller companies. They typically do not have robust motion solutions and target different markets than Cimetrix. Hewlett Packard's Trellis division has developed both robot and CNC PC based solutions. Management expects to see additional competitors emerge in this group.

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

Sales and Marketing

         During 1998, the Company's sales and marketing team targeted two primary markets: Electronics Assembly/SMT and Robotics. The sales and marketing team is responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. The Company's direct sales force is coordinated by an Executive Vice President of Sales and two supporting regional sales managers. Each salesperson is responsible for pursuing potential customer leads in his or her territory and for qualifying customer relationships. The Company's sales offices are located in Salt Lake City, Utah and Boston, MA.

Operations

         The Company's software operations are conducted through three principal teams: Software Development, Quality/Support, and Technical Services. These teams are responsible for defining and developing new products, performing initial product integration with key OEMs and all aspects of customer support and manufacturing. The Company's strategy is to develop standard software products that have been thoroughly tested and deliver/support these products using major OEMs as the key channel to market. A comprehensive Software Quality Program and rigid coding standards are keys to the development process.

         The Software Development team is responsible for designing and developing new software products. Working closely with customers and other Company teams, they are also responsible for the deployment of software products. This team is also responsible for product enhancements and bug fixes.

         The Quality/Support team supports Cimetrix customers and development engineers. Working closely with Software Development, Quality/Support provides customers with twenty-four hour technical support on the entire Cimetrix product line.

The Technical Services team supports all Cimetrix professionals as well as providing for fulfillment of customer software demonstration, software product, and documentation orders. This team produces the Company's software products on CD-rom, from supplies and materials readily available in the marketplace. This team works closely with their counterparts in Cimetrix to support standard operational systems and software quality systems, including a comprehensive configuration management system, which ensures proper release methods.

Intellectual Property Rights

         The open architecture controller technology upon which the Company's software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest and benefit from this intellectual property.

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

Major Customers and Foreign Sales

         In 1998, three customers accounted for 37%, 11%, and 10% of the Company's revenues, respectively. No other single customer accounted for more than 10% of Company revenues in 1998. In 1997, two customers accounted for 28% and 16% of the Company's revenues, respectively. No other single customer accounted for more than 10% of the Company's revenues in 1997. In 1996, two customers accounted for 34% and 14% of the Company's revenues respectively. No other single customer accounted for more than 10% of revenues. With 58% of the Company's revenues for 1998 coming from three major customers, the loss of any one of the three could have a significant adverse effect on the Company's operations.

The following table summarizes sales to major customers, as a percent of total sales:

                                             Year Ended December 31,
                                    1998              1997             1996

Company A                            37               0                 0
Company B                            11              27                34
Company C                            10              16                 0
Company D                             0               0                14
Affiliates                            8              10                 0
All Others                           34              47                52

         During the year ended December 31, 1998, approximately 54% of the Company's revenues were from export sales, of which 8% were to affiliates.

The following table summarizes domestic and export sales, as a percent of total sales:
                                               Year Ended December 31,
                                     1998              1997             1996
                                     ----              ----             ----

Domestic sales                        46               61                55
Export sales                          54               39                45

         As of December 31, 1998, the Company continues to sign support service agreements which are estimated to generate approximately $400,000 in revenues over the term of the agreements, principally 1999.

Personnel

As of March 29, 1999, the Company had 29 employees, 21 of whom are involved in the technical development and support of customers and products, five in sales and marketing, and three in administrative and clerical. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

         Paul A. Bilzerian, President, Chief Executive Officer and Director, age 48, has been involved in Cimetrix in various capacities since 1994. Mr. Bilzerian has been involved in more than $10 billion dollars of corporate transactions and financing. He has a B.S. Degree from Stanford University and a Masters Degree in Business Administration from Harvard University.

         David P. Faulkner, Executive Vice President of Marketing, age 43, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986-1996. Mr. Faulkner has a B.S. Degree in Electrical Engineering and a Masters Degree in Business Administration from Rensselaer Polytechnic Institute.

         Robert H. Reback, Executive Vice President of Sales, age 39, joined Cimetrix as Vice President of Sales in January 1996 and was promoted to Executive Vice President of Sales and Marketing in January, 1997. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994-1995. From 1985-1993 he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. Degree in Mechanical Engineering and a M.S. Degree in Industrial Engineering from Purdue University.

         Michael D. Feaster, Vice President of Software Development, age 28, joined the Company in April 1998, as Director of Customer Services. In December 1998, Mr. Feaster was promoted to Vice President of Software Development. From 1994 to 1998, Mr. Feaster was employed at Century Software, Inc., as the Vice President of Software Development, directing 25 engineers. Century Software, Inc., is a global supplier of PC to UNIX connectivity software, specializing in internet access of Windows to legacy mission critical applications. From 1988 to 1994 he served as a software engineer contractor/subcontractor for such companies as Fidelity Investments, IAT, Inc., NASA, and Mexico's Border Inspection Division.

     Riley G. Astill, Vice President of Finance, Chief Financial Officer, age 38, originally joined Cimetrix as Controller, in July, 1994. He remained Controller until October, 1996, when he left the Company prior to its moving to Tampa, Florida. Mr. Astill rejoined Cimetrix as Vice President of Finance in

     December, 1997. Mr. Astill was Controller of a privately held Salt Lake City publisher from 1991-1994. From 1990-1991, he was a Senior Accountant for Oryx Energy Company. From 1988-1990 he was an Accountant for Ernst & Young in Dallas Texas. He has a B.S. Degree in Accounting from the University of Utah and a Masters Degree in Accounting from Utah State University.

     Dr. Steven K. Sorensen, Vice President and Chief Engineer, age 40, joined the Company in 1990. Prior to joining Cimetrix, Dr. Sorensen was an Associate Professor at Brigham Young University, where he received his Ph.D. in Mechanical Engineering. Dr. Sorensen has been working to develop the Cimetrix technology for the past twelve years and is one of the principal architects of many of the Company's most important products.

ITEM 2.  PROPERTIES

         The Company operates in a leased facility located at 6979 South High Tech Drive, Midvale, Utah (about six miles south of Salt Lake City). The Company signed a five year lease beginning in March of 1997. The facility consists of 32,000 square feet, of which 20,000 square feet is office and engineering space and 12,000 square feet is warehouse and storage space. Management intends to sublease any excess warehouse and storage space, pursuant to their decision to end its hardware product lines. The Company has no other offices, either owned or leased.

         In February 1999, the Company entered into a six month lease, for $930 per month, for a residential property, which it provides rent-free to the President and other employees as temporary accommodations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1998.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The common stock of the Company is being quoted on the NASDAQ Bulletin Board under the symbol "CMXX". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past three fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

Common Stock

 Period (Calendar Year)                                   Price Range

        1996                                 High Bid                  Low Bid
 ---------------------                       --------                  -------
 First quarter                               $ 15.75                   $   9.75
 Second quarter                              $ 11.25                   $   5.50
 Third quarter                               $  9.00                   $   4.88
 Fourth quarter                              $  8.38                   $   5.50

        1997
 First quarter                               $  7.50                   $   5.50
 Second quarter                              $  6.25                   $   3.25
 Third quarter                               $  4.42                   $   1.50
 Fourth quarter                              $  4.13                   $   1.42

        1998
 First quarter                               $  2.13                   $   1.44
 Second quarter                              $  1.97                   $   1.25
 Third quarter                               $  2.56                   $   1.19
 Fourth quarter                              $  1.50                   $    .56

        1999
 First quarter                               $  1.19                   $    .31


         On March 29, 1999, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was 44(cents) per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     On March 29, 1999, there were 20,715,982 shares of common stock issued and outstanding, held by approximately 2,500 beneficial shareholders. This number excludes 2,734,946 shares which were repurchased on March 17, 1999 from two former directors to be held by the Company as treasury stock.

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

         On December 7, 1998, pursuant to a Form S-3 Registration Statement, the Company registered for resale under the Securities Act of 1933, 8,408,500 shares of its common stock. Registered at that time were (i) 829,000 shares of common stock issuable upon the exercise of 3,316 warrants, at $2.50 per share, issued to purchasers of the Company's 10% Senior Notes; (ii) 1,299,500 options, exercisable at $2.50 per share, which were granted under the Company's 1998 Stock Option Plan; (iii) 500,000 shares of common stock issuable pursuant to a proposed exchange of securities with holders of Senior Notes; (iv) 5,400,000 shares of common stock pursuant to an agreement dated March 21, 1994, between the Company and Paul A. Bilzerian, its President; (v) and 380,000 shares of common stock issued in a sale of treasury stock, in which the Company agreed to register the shares as a condition of the transaction.

         Subsequent to year end, on February 18, 1999, pursuant to the settlement of all outstanding litigation between the Company and two former Directors of the Company, 1,293,000 shares of the Company's common stock, were returned to the Company. These shares were canceled by the Company, reducing the total outstanding shares by that amount.

     On March 17, 1999, the Company agreed to purchase 2,734,946 million shares of its own common stock from two former Directors of the Company at 25(cents)per share in cash. This transaction had not been completed at the filing of this document, but completion is expected in the near future.

         Treasury stock of the Company is recorded at cost and is disclosed in the Stockholders' Equity section of the Company's financial statements. The Company has no plan to resell its treasury shares unless it has a need for additional working capital.

Senior Notes

         On March 29, 1999, there were $2,691,000 of the Company's Senior Notes issued and outstanding, held by 53 bondholders. The Senior Notes are due and payable September 30, 2002. There were also 3,316 warrants related to the Senior Notes, issued and outstanding, held by 55 warrant holders. The number of potential shares represented by these warrants is 829,000, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. On December 7, 1998, the underlying shares from the outstanding warrants were registered with the SEC, under the Securities Act of 1933, on a Form S-3 Registration Statement.

         The Company's Senior Notes are trading at par. The Company's warrants are trading on the NASDAQ Bulletin Board, under the symbol CMXXW.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is derived from the Company's audited financial statements, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.

                                                  Statements of Operations Data
                                                        Years ended December 31,
                                          1998        1997           1996        1995          1994
                                                       (in thousands, except per share data)

Revenues                            $    4,161     $  2,195    $   2,396     $     664     $     463

Operating Expenses:
Cost of revenues                           454        1,057        1,342           446           297
Selling, marketing and
customer support                           713        1,066        1,494           947           217
Research and development                 1,479        2,008        1,179           930           198
General and administrative               1,854        2,288        1,577         1,231         1,217
Impairment loss                          3,526            -            -             -             -
Compensation - stock options                20          234          685             -             -
                                      --------     --------    ---------     ---------      --------
Total operating expenses                 8,046        6,653        6,277         3,554         1,929
                                      --------     --------    ---------     ---------      --------




Loss from operations                    (3,885)      (4,458)      (3,881)       (2,890)       (1,466)
                                      --------     --------     --------     ---------      --------
Net loss                            $   (4,070)    $ (4,490)   $  (3,455)    $  (2,544)    $  (1,145)
                                     =========     ========    ==========    ==========     =========
Loss per common share               $     (.17)    $   (.20)   $    (.19)    $    (.16)    $    (.08)
                                         =====        =====        =====         =====         =====
Dividends per common share                   -            -            -             -             -
                                       =======      =======     ========      ========      ========

Balance Sheet Data
Current assets                      $    2,879     $  2,802    $   4,220     $   3,268     $   3,835
Current liabilities                        398          623        1,344           338         1,451
Working capital                          2,481        2,179        2,876         2,930         2,384
Total assets                             3,762        8,019        9,227         9,722         5,632
Total long-term debt                     2,691        3,546          296           338            44
Stockholders' equity                       673        3,850        7,631         9,070         3,613


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for 1998. The information includes discussions of revenues, expenses, capital resources and other significant items. Generally the information is presented in a three year comparison format using 1998, 1997 and 1996 data, making it possible to easily compare results from year to year.

Statements of Operations Summary

         The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.

                                                                  Year Ended December 31,
                                                       1998              1997             1996
Net revenues                                           100.0%           100.0%            100.0%
                                                       ------           ------            ------

Operating expenses:
     Cost of revenues                                   10.9              48.2              56.0
     Selling, marketing and customer support            17.1              48.6              62.3
     Research and development                           35.5              91.5              49.3
     General and administrative                         44.6             104.1              65.8
     Compensation - stock options                         .5              10.7              28.6
     Impairment Loss                                    84.7               0.0               0.0
                                                       -----             -----            ------
           Total operating expenses                    193.4             303.1             262.0
                                                       -----             -----            ------
Loss from operations                                   (93.4)           (203.1)           (162.0)
     Interest income, net of expense                    (5.1)             (2.0)              2.3
     Other income (expenses)                              .7                .6              15.5
                                                       -----            ------            -------
           Net Loss                                    (97.8)%          (204.6)%          (144.2)%
                                                        ====             =====            ======


Net Revenues

         Net revenues for the three fiscal years ended December 31, 1998, 1997, and 1996 were $4,161,000, $2,195,000, and $2,396,000, respectively. Net revenues for 1998 increased $1,966,000, or 90%, from the same period in 1997. The increase in revenues was due in part to the addition of a significant new customer in 1998. It was also due in part to increased sales to the Company's existing customers and sales to new customers.

         Net revenues for 1998 included approximately $3 million of software revenues, $9,000 of hardware revenues, $685,000 of applications engineering, and the remainder from support agreements and training.
 Net revenues for 1997 included approximately $1.3 million of software revenues, $86,000 of hardware revenues, $530,000 of applications engineering revenues and the remainder from support agreements and training. Net revenues for 1996 included approximately $1.4 million of software revenues, $680,000 of hardware revenues and the remainder from applications engineering and support agreements.

         The following table summarizes net revenues by categories, as a percent of total net revenues:

                                             Year Ended December 31,
                                       1998              1997             1996
                                       ----              ----             ----
Software revenues                       73               59                58
Hardware revenues                        0                4                28
Application revenues                    17               24                 7
Support/Training revenue                10               13                 7

         The above results from 1998 reflect the Company's efforts to focus on software sales.

Cost of Revenues

         The Company's cost of revenues as a percentage of net revenues for the years ended December 31, 1998, 1997, and 1996 were approximately 11%, 48%, and 56%, respectively. The cost of revenues decreased $603,000, or 57% from $1,057,00 in 1997. The cost of revenues decreased in 1998 because the percentage of hardware sales to total revenues decreased from approximately 4% during 1997 to less than 1% during 1998. The cost of revenues did not decrease in direct proportion to the decrease in hardware revenues because certain labor, contract labor and travel costs are classified as costs of revenues, rather than as research and development costs. In addition, certain inventory items were written off as cost of revenues due to the decision by the Company to end its hardware product lines.

         The cost of revenues also decreased in part because the revenues from software products as a percentage of total revenues increased from 59% of revenues during 1997 to 73% of revenues during 1998. The cost of revenues from software revenue was less than 2% while the cost of revenues from applications engineering and support was approximately 8%. In 1999, the cost of revenues for software sales should remain at approximately 2%, while the cost of revenues for applications engineering and support should remain at approximately 8%.

Selling, Marketing and Customer Support

         Selling, marketing and customer support expenses decreased $353,000, or 33%, to $713,000 in 1998, from $1,066,000 in 1997. These expenses also decreased $428,000, or 29%, to $1,066,000 in 1997, from $1,494,000 in 1996. These decreases, reflect the Company's efforts to concentrate sales and marketing efforts on key target markets, thus reducing personnel and related travel and office expenses. These cost reductions were achieved while the Company continued to increase sales and cultivate significant new customers.

         Selling, marketing and customer support expenses in 1998, 1997 and 1996 reflected the payroll and related travel expenses of full-time sales, marketing and customer support personnel, the development of product brochures and other marketing material, and the costs related to the Company's representation at trade shows.

Research and Development

         Research and development expenses decreased by $529,000, or 26%, to $1,479,000 in 1998, from $2,008,000 in 1997. This decrease was attributable to the elimination of the sales of hardware products, and efforts to better allocate software development expenditures. During 1997, considerable amounts were spent on the development of hardware products, including wages, product development and product testing, which were no longer required in 1998. The decrease in research and development expenses was also attributable to a smaller engineering staff.

         The Company's continued efforts to develop its products for Microsoft WindowsNT and the continued development of its GEM products, represented the majority of the research and development expenditures during 1998.

         Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative expenses.

General and Administrative

         General and administrative decreased $434,000, or 19%, to $1,854,000 in 1998, from $2,288,000 in 1997. This decrease was attributable to the elimination of expenses to maintain an office in Tampa, Florida, which was closed in 1997. All Company operations are now consolidated into one location, eliminating the expenses of additional administrative and support personal and related overhead costs. Discontinuing the sale of hardware products also eliminated the need for additional support personnel and overhead. The decrease is also attributable to reduced legal expenses.

         General and administrative costs include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for 1998 was $798,000, or 43% of all general and administrative expenses, compared to $754,000 or 33% for 1997.

Impairment Loss

         In the fourth quarter of 1998, and later confirmed during the audit of the Company's financial statements and records, it was determined that certain asset values were impaired and should be written off. These assets included technology of $608,000, goodwill of $2,536,000, fixed assets of $278,000 and capitalized software of $104,000.

         The impairment of these assets was precipitated by an agreement with Brigham Young University whereby the Company's note payable to Brigham Young University for the purchase of technology was eliminated. It was agreed that the technology that the Company purchased from Brigham Young University in 1994 did not perform as had been represented. As a result, any asset associated with this original technology was determined to be impaired in its value and not recoverable through amortization or depreciation.

         All of these write-offs represent a charge to income in the fourth quarter of 1998, rather than as amortization and depreciation over the estimated useful of the asset. The original estimated life of the technology asset and goodwill was 15 years, which was the estimated product life of the technology purchased from Brigham Young University. The original estimated life of the capitalized software was five years, which was the appropriate estimated useful life for capitalized software costs as allowed for by Generally Accepted Accounting Principles.

         The consequences of these write-offs was a loss of $3,908,000 for the fourth quarter of 1998 and a loss of $4,070,000 for the year ended December 31, 1998.

Other Income (expenses)

         Interest income increased by $10,000, or 19%, to $63,000 for 1998, from $53,000 for 1997. Improved operating results have allowed the Company to maintain a cash reserve, resulting in increased interest income. Cash reserves are invested in conservative money market fund accounts.

         Interest expense increased by $180,000, or 186%, to $277,000 for1998, from $97,000 for 1997. This increase was primarily attributable to interest expense on the Company's 10% Senior Notes. The balance outstanding on the Senior Notes as of December 31, 1998 was $2,691,000. Interest expense is accrued monthly and is paid semi-annually on April 1, and October 1.

Compensation - Stock Options

         During 1998, the Company recorded, in accordance with APB 25, the compensation cost related to all options granted during 1998 and any currently outstanding options that have been previously granted to employees. Additionally, the Company has expensed that portion of the compensation cost related to employee services rendered during 1998. Employee services are assumed to be rendered over the two year vesting period of the options. Compensation expense recorded during 1998 was $20,000, for options issued to directors.

         On January 23, 1998 the Company's Board of Directors adopted a stock option plan, effective January 1, 1998, under which options may be granted to officers, employees, directors and others. The plan received shareholder approval at the annual meeting of shareholders held May 16, 1998. The plan is intended to replace all prior option agreements between the Company and its employees. A total of 2,000,000 shares of common stock have been reserved for issuance under the 1998 plan, at an exercise price of $2.50. At December 31, 1998, 1,259,500 of the 1998 options had been issued, none of which had been exercised. As of March 29, 1999, there were 1,273,500 of the 1998 options issued and outstanding.

         In 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective for the Company's fiscal year ending December 31, 1996. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures in 1999.

Liquidity and Capital Resources

         The Company had $2,481,000 in working capital at December 31, 1998, compared with $2,179,000 and $2,930,000 at the end of fiscal years 1997 and 1996, respectively. The availability of additional working capital at December 31, 1998 was attributable to the increase in revenues and accounts receivable. Current liabilities also decreased substantially. Additional contributing factors were the sale of 380,000 shares of treasury stock, and the issuance of 400,000 shares of its common stock to retire $600,000 of Senior Notes. The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's working capital is sufficient to maintain its current and immediately foreseeable levels of operations.

         The Company had negative cash flow from operating activities of approximately $504,000 for fiscal year ended 1998 compared to approximately $4.1 million for fiscal year 1997 and approximately $2.0 million for fiscal year 1996. Increased revenues were primarily responsible for this improvement.

         The Company anticipates that capital expenditures for fiscal year 1999, primarily for computer equipment and software, will be approximately $120,000. Management believes that the Company has sufficient funds to meet its capital expenditure requirements for 1999.

         The Company has not been adversely affected by inflation as technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company has not been adversely affected by poor economic conditions existing in Asia because the Company's software represents a small portion of our customers product costs. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers account for a significant portion of the Company's revenues.

Year 2000 Issues

         The Securities and Exchange Commission and other regulatory bodies have identified the failure of many computer systems and applications to properly recognize and process date specific information on and after January 1, 2000 as a significant risk to many companies. Because these "non-compliant" applications use only two character date fields, many will, unless altered, incorrectly identify years commencing with the year 2000 as the year 1900, or otherwise incorrectly report date information. The Company has established a plan to address these issues. The components of the plan include: an assessment of internal systems vulnerability; a survey of suppliers to determine their ability to maintain an uninterrupted supply of goods and services; and an evaluation of year 2000 issues on Company products.

         PRODUCTS. The Company is committed to ensuring that its customers will have "date-safe" software products as they move toward, through and past the year 2000. In keeping with this commitment, the Company has conducted a thorough assessment of its products. The Company follows Y2K testing methodologies published by SEMATECH. A complete list of products and their compliance with Y2K standards can be obtained via the Company's World Wide Web site, www.cimetrix.com. In management's opinion, Year 2000 issues will not have a material effect on the Company's products. Those products that are not yet Y2K compliant will be so before the end of 1999. Any changes necessary to our software products to bring them into compliance, will be made in parallel with normal ongoing product enhancements.

         COSTS. The costs associated with the Year 2000 assessment and corrections, if necessary, and costs anticipated to complete the evaluation are not material and are not incremental to the Company. However, there can be no assurance that unforeseen factors will not have a material impact on the Company.

         INTERNAL SYSTEMS. Vendors supply the vast majority of software used in the Company's business applications. The Company has obtained documentation from its vendors supplying software for its primary business applications confirming year 2000 compliance. The Company has also examined the few internally developed business applications used in operations for year 2000 compliance and intends to make only minor modifications to these applications.

         In management's opinion, Year 2000 issues will not have a material effect on the Company's day to day business, its operations or financial condition. The Company will disclose any material change in its year 2000 readiness in future financial reports or information releases.

Contacting Cimetrix

         In an effort to make information available to shareholders and customers, the Company has established its World Wide Web site www.cimetrix.com. All shareholders or other interested parties are encouraged to access the Company's web site before contacting the Company directly. We are committed to keep the information on this site up to date. The Company's web site contains the Company's public filings with the SEC, press releases, letters from the president, detailed product information, customer information, and employment opportunities.

         Management has found that asking shareholders to submit questions electronically or in writing is a much more cost effective and efficient way to manage shareholder relations. Therefore, the Company has made it possible for shareholders to submit questions to management via its web site or through any e-mail provider to investors@cimetrix.com. All questions will be reviewed and those that are thought to be of interest to all shareholders will be answered and posted to the Company web site.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Company called for by this item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

         (a)  Financial Statements and Schedules

              The independent auditors' report with respect to the above-listed financial statements appears on page F2 of this report.

              The financial statements of Cimetrix as set forth under Item 8 are filed as part of this report and appear on page F4 of this report.

              Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements and notes thereto.

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

         (c)  Exhibit Listing

              Exhibit No.                   Description

                 3.1                Articles of Incorporation (1)
                 3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (6)
                 3.3                Bylaws (1)
                10.1 Proxy Agreement between Keith Seolas and his family, and Paul Bilzerian, transferring voting rights to Mr.
                                    Bilzerian (4)
                10.2 Consulting and option agreement between Cimetrix and Paul A. Bilzerian to resolve management difficulties (4)
                10.3 Indemnity agreement between Cimetrix and former officers and directors of Cimetrix for return of shares and release from related payables/receivables (5)
                10.4 Technology Sale and Purchase Agreement between Cimetrix and Brigham Young University (6)
                10.5                Stock Option Plan of Cimetrix
                                    Incorporated (2)
                10.6 Supplementary Consulting Agreement between Cimetrix and Bicoastal Holding Company for services of Paul Bilzerian (3)
                27.0                Financial data schedule (7)
                99.0                Forward Looking Statements Cautionary
                                    Statement (7)



(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended December 31, 1993.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended December 31, 1994.
(3) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended December 31, 1995.
(4) Incorporated by reference to the Quarterly Report on Form 10-QSB For The Quarter Ended March 31, 1994.
(5) Incorporated by reference to the Quarterly Report on Form 10-QSB For The Quarter Ended June 30, 1994.
(6) Incorporated by reference to the Quarterly Report on Form 10-QSB For The Quarter Ended September 30, 1995.
(7)  Attached.

                             SIGNATURES
         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1998.
                             CIMETRIX INCORPORATED
                             By: /S/ RILEY G. ASTILL

                             ----------------------------------
                             RILEY G. ASTILL
                             Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1998.
              SIGNATURE                                      CAPACITY

/S/ PAUL A. BILZERIAN                    President and Chief Executive Officer
                                         and Director (as Director and Principal
--------------------------------         Executive Officer)
PAUL A. BILZERIAN


/S/ BILL VAN DRUNEN                      Director

--------------------------------
BILL VAN DRUNEN


/S/ DR. RONALD LUMIA                     Director

--------------------------------
DR. RONALD LUMIA


/S/ RANDALL A. MACKEY                    Director

--------------------------------
RANDALL A. MACKEY


/S/ DR. LOWELL K. ANDERSON               Director

--------------------------------
DR. LOWELL K. ANDERSON

EXHIBIT 99.0

FORWARD LOOKING STATEMENTS CAUTIONARY STATEMENT

         Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect its financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Most of these factors have been discussed in prior filings by the Company with the Securities and Exchange Commission. Although the Company has attempted to list the factors that it is currently aware may have an impact on its operations, other factors may in the future prove to be important and the following list should not necessarily be considered comprehensive.


         1. EMPHASIS OF MATTER IN AUDITOR'S REPORT. The opinion rendered by Tanner + Co., the Company's independent auditors, on the financial statements of the Company states as of December 31, 1998 the Company incurred a net loss of $4,070,000.The Company had an accumulated deficit of $19,103,000 at December 31, 1998.

         2 LIMITED WORKING CAPITAL; Limited Operating History; Accumulated Deficit; Anticipated Losses. As of December 31, 1998, the Company had working capital of $2,481,000. The Company also has an accumulated deficit of $19,103,000 as of December 31, 1998. Such losses have resulted principally from costs incurred in connection with research and development and marketing of the Company's CODE and GEM software product suites. CODE software was introduced commercially in October 1995, and GEM was introduced during 1997. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

         3. INCOME TAXES. The Company had available at December 31, 1998, unused tax operating loss carry forwards of approximately $18,000,000 that may be applied against future taxable income, which begin to expire in 2004. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FASB
109) requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At December 31, 1998, the total of all deferred tax assets was approximately $6,267,000 and the total of all deferred tax liabilities was approximately $140,000. Because of the uncertainty about whether the Company will generate sufficient future taxable income to realize the deferred tax assets, the Company has established a valuation allowance of $6,127,000 to offset all its deferred tax assets.

         4. DEPENDENCE ON SIGNIFICANT CUSTOMERS. Customer "A" accounted for approximately 0% and 37% of the Company's revenues in 1997 and 1998, respectively. Customer "B" accounted for approximately 27% and 11% of the Company's revenues in 1997 and 1998, respectively. The loss of either customer's business could have a material adverse effect on the Company. Additionally, the quantity of each customer's business with the Company depends substantially on market acceptance of their products that utilizes the Company's software products. The Company could be materially adversely affected by a downturn in either Company's sales or their failure to meet sales expectations. The Company will likely from time to time have other customers that account for a significant portion of its business.

         5. DEPENDENCE ON RELATIVELY NEW PRODUCTS. The Company has only recently begun to install and implement its products with customers. The Company's CODE software system was introduced commercially in October 1995, and its GEM software product suite has been developed during the past three years and was commercially introduced during 1997. As a result, the Company has only limited history with these products, and there can be little assurance that they will achieve market acceptance. The Company's future success will depend on sales of these products, and the failure of these products to achieve market acceptance would have a materially adverse effect on the Company. In addition, the Company has limited experience with the installation, implementation and operation of its products at customer sites. There is no assurance that the Company's products will not require substantial modifications to satisfy performance requirements or to fix previously undetected errors. If customers were to experience significant problems with the Company's products, or if the Company's customers were dissatisfied with the products' functionality, performance, or support, the Company would be materially adversely affected.

         6. PRODUCT LIFE CYCLE; NEED TO DEVELOP NEW PRODUCTS AND ENHANCEMENTS. The markets for the Company's products are new and emerging. As such, these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions. The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time. Accordingly, the life cycle of the Company's products is difficult to estimate. The Company's future success will depend in large part on its ability to enhance its products and develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards. The success of the Company's software development efforts will depend on various factors, including its ability to integrate these products with third-party products. If competitor succeeds in duplicating or surpassing the Company's technological advances, the Company's prospects might be materially adversely affected.

         7.   COMPETITION.   The  automation   technology  market  is  extremely
competitive. Management believes that most, if not all, of the Company's competitors currently have greater financial resources and market presence than it does. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products. Further, manufacturers of industrial robots, machine tools, and other automation equipment which use their own proprietary controllers and software have already established a share of the market for their products and may find it easier to limit market penetration by the Company because of the natural tie-in of their controllers and software to their mechanisms. Management is uninformed as to whether any of these competitors are presently developing additional technology that will directly compete with the Company's product offerings.

         8. EXPORT SALES. Export sales accounted for approximately 45%, 39% and 53% of the Company's business in 1996, 1997 and 1998, respectively. To service the needs of these customers, the Company must provide worldwide sales and product support services. There are a number of risks inherent in international expansion, including language barriers, increased risk of software piracy, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign companies, longer account receivable cycles and increased collection risks, potentially adverse tax consequences, difficulty in repatriating earnings, and the burdens of complying with a wide variety of foreign laws. Thus far, all the Company's export sales have been payable in United States dollars.

     9. DEPENDENCE ON CERTAIN INDIVIDUALS. The Company is highly dependent on the services of its key managerial and engineering personnel, including Paul A. Bilzerian, President and Chief Executive Officer, Michael D. Feaster, Vice President of Software Development, David P. Faulkner, Executive Vice President of Marketing and Robert H. Reback, Executive Vice President of Sales. Any material change in the Company's senior management team could adversely affect the Company's profitability and business prospects. The Company does not maintain key man insurance for any of its key management and engineering personnel.

         10. COPYRIGHT PROTECTION AND PROPRIETARY INFORMATION. The Company's software innovations are proprietary in nature, and the Company has obtained copyright protection for them. It is possible, however, for infringement to occur. Although the Company intends to prosecute diligently any infringement of its proprietary technology, copyright litigation can be extremely expensive and time-consuming, and the results of litigation are generally uncertain. Further, the use by a competitor of the Company's proprietary software to create similar software through "reverse engineering" may not constitute an infringing use. The Company relies on confidentiality and nondisclosure agreements with employees and customers for additional protection against infringements, and the Company's software is encoded to further protect it from unauthorized use.

         11. CONTROL. Investors in the Common Stock (through exercise of the Options or Warrants) will be entitled to vote in the election of the Company's directors, but will not be entitled to separate board representation. The executive officers and directors of the Company have direct or may be deemed to have direct ownership of approximately 25% of the outstanding shares of Common Stock of the Company. The voting power represented by these shares, though not an absolute majority, is probably sufficient to provide effective control over most affairs of the Company.

     12. MARKETABILITY OF COMMON STOCK.The Company's Common Stock is currently traded through three market makers, but is not listed on any securities exchange or quoted on an automated interdealer quotation system, which would provide automated quotations of the stock's price. Trading through market makers tends to limit the volume of sales and can cause wide fluctuations in a stock's price, based on the available supply and demand for the stock at any particular time.

          13. ANTI-TAKEOVER PROVISIONS. Certain provisions of the Nevada General Corporation Law have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with, and to obtain the approval of, the Company's Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. See "Description of Securities -- Certain Provisions of Nevada Law."

         14. QUARTERLY FLUCTUATIONS. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by various factors, including the capital procurement practices of its customers and the electronics industry in general, the timing and acceptance of new product introductions and enhancements, and the timing of product shipments and marketing. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors, the Company's product and customer mix, the level of competition and overall trends in the economy.

         15. POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as the announcement of new products by the Company or its competitors, market conditions in the electronics and precision measurement industries in general and quarterly fluctuations in financial results could cause the market price of the Common Stock to vary substantially. In recent years, the stock market has experienced price and volume fluctuations that have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. The market volatility may adversely affect the market price of the Company's Common Stock.

CIMETRIX INCORPORATED
Financial Statements
December 31, 1998 and 1997

                                                           CIMETRIX INCORPORATED

                                                   Index to Financial Statements

--------------------------------------------------------------------------------



                                                                            Page


Report of Tanner + Co.                                                       F-2


Report of Pritchett, Siler & Hardy, P.C                                      F-3


Balance sheet                                                                F-4


Statement of operations                                                      F-5


Statement of stockholders' equity                                            F-6


Statement of cash flows                                                      F-8


Notes to financial statements                                                F-9
--------------------------------------------------------------------------------





                                      -27-                                   F-1

                                                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Cimetrix Incorporated


We have audited the balance sheet of Cimetrix Incorporated as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Tanner + Co.


Salt Lake City, Utah
February 11, 1999


                                          -28-                               F-2

                                                           CIMETRIX INCORPORATED



Board of Directors
CIMETRIX INCORPORATED


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Cimetrix Incorporated for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the results of operations and cash flows of Cimetrix Incorporated for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Pritchett, Siler & Hardy, P.C.


Salt Lake City,
Utah February 26, 1997





                                          -29-                               F-3

                                                                                     CIMETRIX INCORPORATED
                                                                                             Balance Sheet
                                                                      (In thousands, except share amounts)

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------
              Assets                                                         1998              1997
              ------
                                                                       -----------------------------------
Current assets:
     Cash and cash equivalents                                         $           1,645  $          1,927
     Receivables, net                                                              1,175               701
     Inventories                                                                       -                53
     Prepaid expenses and other current assets                                        59               121
                                                                       -----------------------------------

                  Total current assets                                             2,879             2,802

Property and equipment, net                                                          716             2,274
Goodwill, net                                                                          -             2,753
Other assets                                                                         167               190
                                                                       -----------------------------------

                                                                       $           3,762  $          8,019
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                  $             159  $            355
     Accrued expenses                                                                155               183
     Deferred support revenue                                                         84                49
     Current portion of long-term debt                                                 -                36
                                                                       -----------------------------------

                  Total current liabilities                                          398               623
                                                                       -----------------------------------

Long-term debt                                                                     2,691             3,546
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Common stock, $.0001 par value, 100,000,000 shares
       authorized; 24,743,928 and 24,343,928 shares
       issued and outstanding, in 1998 and 1997, respectively                          2                 2
     Additional paid-in capital                                                   19,787            19,881
     Treasury stock at cost                                                           (1)           (1,000)
     Stock subscription receivable                                                   (12)                -
     Accumulated deficit                                                         (19,103)          (15,033)
                                                                       -----------------------------------

              Total stockholders' equity                                             673             3,850

                                                                       -----------------------------------

                                                                       $           3,762  $          8,019
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                   -30-                      F-4


                                                                                   Statement of Operations
                                                                  (In thousands, except per share amounts)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                            1998             1997              1996
                                                     -----------------------------------------------------

Net sales                                            $            4,161  $         2,195  $          2,396
                                                     -----------------------------------------------------

Operating expenses:
     Cost of sales                                                  454            1,057             1,342
     General and administrative                                   1,854            2,288             1,577
     Selling, marketing and customer support                        713            1,066             1,494
     Research and development                                     1,479            2,008             1,179
     Compensation expense - stock options                            20              234               685
     Impairment loss                                              3,526                -                 -
                                                     -----------------------------------------------------

                                                                  8,046            6,653             6,277
                                                     -----------------------------------------------------

Loss from operations                                             (3,885)          (4,458)           (3,881)
                                                     -----------------------------------------------------

Other income (expense):
     Interest income                                                 63               53               108
     Interest expense                                              (277)             (97)              (52)
     Other income                                                    23               12                10
     Gain on disposition of assets                                    6                -               360
                                                     -----------------------------------------------------

                                                                   (185)             (32)              426
                                                     -----------------------------------------------------

Loss before income taxes                                         (4,070)          (4,490)           (3,455)
Benefit from income taxes                                             -                -                 -
                                                     -----------------------------------------------------

Net loss                                             $           (4,070) $        (4,490) $         (3,455)
                                                     -----------------------------------------------------

Loss per common share - basic and diluted            $             (.17) $          (.20) $           (.19)
                                                     -----------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                   -31-                      F-5

                                                                                     CIMETRIX INCORPORATED

                                                                         Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)

                                                              Years Ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------

                                                                 Unearned
                                                                  Compen-
                                                      Additional sation on   Stock
                   Treasury Stock     Common Stock      Paid-In    Stock  SubscriptionAccumulated
                 -------------------------------------
                  Shares   Amount    Shares   Amount    Capital   Options  Receivable   Deficit    Total
                 ------------------------------------------------------------------------------------------
Balance,
January 1, 1996          -  $    - 18,456,103  $     2  $  16,156  $     - $         - $    (7,088) $ 9,070

Stock
options exercised        -       -    340,325        -      1,081        -           -           -    1,081

Warrants exercised       -       -    125,000        -        250        -           -           -      250

Cancellation of
shares returned by
former directors         -       -   (800,000)       -          -        -           -           -        -

Stock compensation       -       -          -        -        919     (234)          -           -      685

Net loss                 -       -          -        -          -        -           -      (3,455)  (3,455)
                 ------------------------------------------------------------------------------------------

Balance,
December 31, 1996        -       - 18,121,428        2     18,406     (234)          -     (10,543)   7,631

Warrants exercised       -       -  6,192,500        -      1,385        -           -           -    1,385

Purchase of
treasury stock     200,000   (1,000)        -        -          -        -           -           -   (1,000)

Stock
options exercised        -       -     30,000        -         90        -           -           -       90

Stock compensation       -       -          -        -          -      234           -           -      234

Net loss                 -       -          -        -          -        -           -      (4,490)  (4,490)
                 ------------------------------------------------------------------------------------------

Balance,
December 31, 1997  200,000  (1,000) 24,343,928       2     19,881        -           -     (15,033)   3,850

-----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                   -32-                      F-6



                                                                                     CIMETRIX INCORPORATED

                                                                         Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)
                                                                                                 Continued

                                                              Years Ended December 31, 1998, 1997 and 1996
-----------------------------------------------------------------------------------------------------------





                                                                 Unearned
                                                                  Compen-
                                                      Additional sation on   Stock
                   Treasury Stock     Common Stock      Paid-In    Stock  Subscription  Accumulated
                 -------------------------------------
                  Shares   Amount    Shares   Amount    Capital   Options  Receivable   Deficit    Total
                 ------------------------------------------------------------------------------------------

Purchase of
treasury stock     192,722   (125)          -        -          -        -           -           -    (125)

Treasury stock
 issued for:
  Cash            (353,091)   990           -        -       (617)       -           -           -     373
  Senior notes
    payable        (18,182)    91           -        -        (66)       -                       -      25
  Receivable        (8,727)    43           -        -        (31)       -         (12)          -       -

Shares issued for
senior notes             -      -     400,000        -        600        -           -           -     600
payable

Stock compensation       -      -           -        -         20        -           -           -      20

Net loss                 -      -           -        -          -        -           -      (4,070) (4,070)
                 -----------------------------------------------------------------------------------------

Balance,
December 31, 1998   12,722  $  (1) 24,743,928  $     2  $  19,787  $     - $       (12) $   (19,103 $  673
                 -----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                   -33-                      F-7



                                                                                     CIMETRIX INCORPORATED

                                                                                   Statement of Cash Flows
                                                                                            (In thousands)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                     1998          1997          1996
                                                                ------------------------------------------
Cash flows from operating activities:
     Net loss                                                   $       (4,070)  $    (4,490)  $    (3,455)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Amortization and depreciation                                     798           754           635
         Provision for losses on receivables                                94           116             -
         Gain on disposition of assets                                      (6)            -          (360)
         Stock compensation expense                                         20           234           685
         Impairment loss                                                 3,526             -             -
         Other                                                            (247)            -             -
         (Increase) decrease in:
              Receivables                                                 (568)         (200)         (549)
              Inventories                                                   53           284            86
              Prepaid expenses and other current assets                     62           164           (57)
              Other assets                                                  23          (190)            9
         Increase (decrease) in:
              Accounts payable                                            (196)         (316)          497
              Accrued expenses                                             (28)         (276)          337
              Deferred support revenue                                      35          (221)          170
                                                                ------------------------------------------
                  Net cash used in
                  operating activities                                    (504)       (4,141)       (2,002)
                                                                ------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                    (42)         (478)         (256)
     Purchase of real estate property                                        -             -          (198)
     Proceeds from disposal of real estate property                          -             -           453
     Payments for other assets, net                                          -             -           (20)
     Proceeds from disposal of property                                     21             -         1,174
                                                                ------------------------------------------
                  Net cash (used in) provided by
                  investing activities                                     (21)         (478)        1,153
                                                                ------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                373         1,475         1,331
     Proceeds from long-term debt                                            -         3,333           (22)
     Payments on long-term debt                                             (5)          (47)          (20)
     Purchase of treasury stock                                           (125)       (1,000)            -
                                                                ------------------------------------------
                  Net cash provided by
                  financing activities                                     243         3,761         1,289
                                                                ------------------------------------------

Net (decrease) increase in cash and cash equivalents                      (282)         (858)          440

Cash and cash equivalents at beginning of year                           1,927         2,785         2,345
                                                                ------------------------------------------

Cash and cash equivalents at end of year                        $        1,645   $     1,927    $    2,785
                                                                ------------------------------------------

----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                                   -34-                      F-8

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements

                                                December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Organization
Cimetrix Incorporated (Cimetrix or the Company) is primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, and electronic equipment.


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

Inventories
Inventories consist of parts and supplies and are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.


--------------------------------------------------------------------------------


                                                   -35-                      F-9

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1. Organization and Significant Accounting Policies Continued

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


--------------------------------------------------------------------------------


                                                   -36-                     F-10

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
1.   Organization and Significant Accounting Policies Continued

Goodwill
Goodwill reflects the excess of the costs of purchasing the minority interest of Cimetrix (USA) Incorporated over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight line basis over 15 years. During the year ended December 31, 1998 the unamortized portion of the goodwill was written off (see note 8). Amortization expense charged to operations for 1998, 1997, and 1996 was approximately (in thousands) $217, $218, and $218, respectively.

Technology
The Company has purchased technology that is referred to as ROBLINE and ROBCAL. ROBLINE and ROBCAL, together with other technology developed by the Company, have enabled the Company to develop the Cimetrix Open Development Environment ("CODE") which includes "open architecture" standards-based, operating systems software and controller hardware that allow manufacturing engineers to replace cumbersome proprietary systems with open systems when designing automated workcells. The Company purchased all rights, title, interest, and benefit in and to the intellectual property for cash payments of $50,000 per year for ten years, plus 120,000 shares of restricted common stock of the Company valued at $3.75 per share. The cash payments were discounted using an incremental borrowing rate of 9.5% and recorded as a note payable of approximately $344,000. During the year ended December 31, 1998 the unamortized portion of the technology was written off (see note 8). Amortization expense charged to operations for 1998, 1997, and 1996 was approximately (in thousands) $53 per year.


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


--------------------------------------------------------------------------------
                                                   -37-                    F-11

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies Continued

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

2.   Receivables

                                                        December 31,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------
Receivables (in thousands):

     Trade receivables                      $            1,355  $           797
     Other receivables                                      30               20
                                            ------------------------------------

                                                         1,385              817

     Less allowance for doubtful
       accounts                                           (210)            (116)
                                            ------------------------------------

                                            $            1,175  $            701
                                            ------------------------------------


--------------------------------------------------------------------------------


                                                   -38-                    F-12

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3.   Property and Equipment

Property and equipment consists of the following (in thousands):



                                                   December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------


Software development costs                $            464  $           984
Technology                                               -              794
Equipment                                              351              977
Office equipment and software                          304              455
Furniture and fixtures                                 214              267
Leasehold improvements                                  83               83
Automobiles                                              -               13
                                        -----------------------------------

                                                     1,416            3,573

Accumulated depreciation and
  amortization                                        (700)          (1,299)
                                        -----------------------------------

                                          $            716  $         2,274
                                        -----------------------------------


--------------------------------------------------------------------------------


                                                   -39-                    F-13

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4.   Long-Term Debt

Long-term debt is comprised of the following (in thousands):


                                                   December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------


Unsecured 10% senior notes,  due 2002,
with interest  payable  semiannually
on April 1 and October 1 of each year,
(see note 6)                            $            2,691   $        3,316

Note payable to a university in annual
installments of $50,000, including
imputed interest at 9.5%, secured by
technology                                               -              248

Capital lease obligations (see note 5)                   -               18
                                        -----------------------------------

                                                     2,691            3,582

Less current portion                                     -              (36)
                                        -----------------------------------

                                        $            2,691   $        3,546
                                        -----------------------------------



5.   Lease Obligations

The Company leased certain office equipment under noncancellable capital leases during 1997. Assets held under capital leases were included in property and equipment during 1997 as follows (in thousands):



Office equipment                                          $              84
Accumulated amortization                                                (44)
                                                          -----------------

                                                          $              40
                                                          -----------------


Amortization expense on capital leases for the years ended December 31, 1997 and 1996 were (in thousands) $15 and $13, respectively.


--------------------------------------------------------------------------------


                                                   -40-                    F-14

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


5.   Lease Obligations Continued

The Company leases certain office space, vehicles, and residential apartments under noncancellable operating lease agreements. Future minimum lease payments required under operating leases are as follows (in thousands):

                           Year                                     Amount
                                                              ------------------
                           1999                               $              248
                           2000                                              245
                           2001                                              245
                           2002                                               63
                                                              ------------------

                                                              $              801
                                                              ------------------

Rental expense for the years ended December 31, 1998, 1997, and 1996 on operating leases was (in thousands) $273, $269, and $43, respectively.


6.   Senior Notes Payable

During the year ended December 31, 1997, the Company sold $3,316,000 of its 10% unsecured Senior Notes Due 2002 (Senior Notes) in a public offering. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year and mature on September 30, 2002.


Each purchaser of a Senior Note also received, for no additional consideration, one common stock purchase warrant (a Warrant) for each $1,000 principal amount of Senior Notes purchased. Each Warrant entitles the holder to purchase 250 shares of the Company's common stock (Common Stock) for $2.50 per share. The Warrants are exercisable any time after October 31, 1998, and on or before September 30, 2002, as a whole, in part, or increments, but only if the shares of Common Stock issuable upon exercise of the Warrants are registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the Warrant holders reside. During the year ended December 31, 1998, the Company registered the common stock issuable upon exercise of the warrants. The exercise price of the Warrants is payable at the holder's option, either in cash or by the surrender of Senior Notes at their face amount plus accrued interest. The Warrants will be immediately transferable separately from the Senior Notes.


--------------------------------------------------------------------------------


                                                   -41-                    F-15

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

                                                Redemption
                           Period               Price
                                                ----------
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


7.   Income Taxes

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before income taxes for the following reasons (in thousands):


                                   Years Ended
                                  December 31,
                                -------------------------------------------
                                     1998           1997          1996
                                -------------------------------------------

Federal income tax
  benefit at statutory rate     $         1,384  $      1,527  $      1,175
Life insurance and meals                     (3)          (15)            -
Change in valuation allowance            (1,381)       (1,512)       (1,175)
                                -------------------------------------------

                                $             -  $          -  $          -
                                -------------------------------------------


--------------------------------------------------------------------------------


                                                   -42-                    F-16

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Income Taxes Continued

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                   December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Net operating loss carryforwards        $            6,149  $         4,984
Depreciation                                          (140)            (316)
Allowance for doubtful accounts                         71               39
Accrued vacation                                        18               22
Deferred income                                         29               17
                                        -----------------------------------

                                                     6,127            4,746

Less valuation allowance                            (6,127)          (4,746)
                                        -----------------------------------

                                        $                -  $             -
                                        -----------------------------------



At December 31, 1998, the Company has a net operating loss carryforward available to offset future taxable income of approximately (in thousands)
$18,000 which will begin to expire in 2004. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized.


8.   Impairment Loss

During 1998, the Company settled ongoing litigation associated with the purchase of technology and a related subsidiary. Management also determined that the related assets (i.e. goodwill, software development costs, and technology) had been impaired. Consequently, the following adjustments were recorded to write-down these assets to their estimated realizable values (in thousands):


Goodwill                                                  $           2,536
Technology                                                              608
Software development costs                                              104
Fixed assets                                                            278
                                                          -----------------

                                                          $           3,526
                                                          -----------------




--------------------------------------------------------------------------------


                                                   -43-                    F-17

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



9.   Supplemental Cash Flow Information

During the year ended December 31, 1998 (in thousands):

o The Company retired $625 senior notes payable through the issuance of common stock.

o The Company satisfied a capital lease obligation through decreasing property and equipment and long-term debt by $14.

o The Company issued common stock in exchange for a stock subscription receivable of $12.

During the year ended December 31, 1997 (in thousands):

o    The Company received $100 of equipment as customer deposits.

o    The Company reclassified $196 of inventory to property and equipment.

During the year ended December 31, 1996, compensation expense of approximately (in thousands) $685 was recognized for all currently outstanding and unexercised options.


Actual amounts paid for interest and income taxes are as follows (in thousands):


                                   Years Ended
                                  December 31,
                               --------------------------------------------
                                    1998           1997          1996
                               --------------------------------------------

Interest                       $           274  $         35  $          52
                               --------------------------------------------

Income taxes                   $             -   $         -  $           -
                               --------------------------------------------




--------------------------------------------------------------------------------


                                                   -44-                   F-18

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



10.  Major Customers

Sales  to  major   customers   which  exceeded  10  percent  of  net  sales  are
approximately as follows (in thousands):


                                   Years Ended
                                  December 31,
                               --------------------------------------------
                                    1998           1997          1996
                               --------------------------------------------

Company A                      $         1,530  $          -  $           -
Company B                      $           438  $        603  $         815
Company C                      $           429  $        355  $           -
Company D                      $             -  $          -  $         335


Export sales to unaffiliated customers were approximately (in thousands) $1,913, $653, and $1,080, in 1998, 1997, and 1996, respectively. All major export sales were made to Germany and Japan.


11.  Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 15% of their gross wages.


The Company will match 50% of the employees' contribution up to a maximum of 2% of the employees' annual pay. Participants vest in the employers' contribution over a five year period. For the years ended December 31, 1998, 1997, and 1996, the Company contributed approximately (in thousands) $25, $19, and $19, respectively, to the plan.


12.  Related Party Transactions

During the year ended December 31, 1998, 1997, and 1996, the Company incurred consulting fees of approximately (in thousands) $120, $90, and $50, respectively, to a corporation controlled by the current President of the Company.


The Company has an investment in an entity. The investment is accounted for at the lower of cost or market and is included in other assets. During the year ended December 31, 1998, the Company recognized sales of approximately (in thousands) $331 to this entity and as of December 31, 1998, had receivables of approximately (in thousands) $237.


--------------------------------------------------------------------------------


                                                   -45-                    F-19

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



13.  Stock Options and Warrants

The Company has a stock option plan (the Option Plan), which allows a maximum of 2,000,000 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed five years.

Information regarding the stock options and warrants is summarized below:


                                            Number of         Weighted
                                             Options           Average
                                               and            Exercise
                                             Warrants           Price
                                        -----------------------------------

Outstanding at January 1, 1996                   8,493,166  $          1.03
  Granted                                          669,500             7.83
  Exercised                                       (465,325)            2.86
  Forfeited                                       (593,953)            3.36
                                        -----------------------------------

Outstanding at December 31, 1996                 8,103,388             1.32
  Granted                                        1,533,500             6.00
  Exercised                                     (6,222,500)             .24
  Forfeited                                       (832,500)            5.93
                                        -----------------------------------

Outstanding at December 31, 1997                 2,581,888             4.42
  Granted                                        1,554,500             2.50
  Forfeited                                     (1,565,888)            4.48
                                        -----------------------------------

Outstanding at December 31, 1998                 2,570,500  $          2.50
                                        -----------------------------------



--------------------------------------------------------------------------------


                                                   -46-                    F-20

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Stock Options and Warrants Continued

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below (in thousands):


                                   Years Ended
                                  December 31,
                                 ----------------------------------------------
                                       1998           1997           1996
                                 ----------------------------------------------

Net loss - as reported           $         (4,070  $     (4,490  $      (3,455)
Net loss - pro forma             $         (4,438  $     (4,490  $      (3,514)
Loss per share - as reported     $           (.17) $       (.20) $        (.19)
Loss per share - pro forma       $           (.18) $       (.20) $        (.19)
                                 ----------------------------------------------



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                   --------------------------------------------
                                        1998           1997          1996
                                   --------------------------------------------

Expected dividend yield            $           -   $         -   $          -
Expected stock price volatility              148%           69%            89%
Risk-free interest rate                      5.5%          5.5%           6.0%
Expected life of options                  5 years     2-5 years        5 years
                                   --------------------------------------------

The weighted average fair value of options granted during 1998, 1997, and 1996 are $1.26, $3.39, and $.73, respectively.


--------------------------------------------------------------------------------


                                                   -47-                    F-21

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Stock Options and Warrants Continued

The following table summarizes information about stock options and warrants outstanding at December 31, 1998:

                            Outstanding                      Exercisable
--------------------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining                  Number
                 Number     Contractual   Weighted    Exercisable    Weighted
   Exercise   Outstanding at   Life        Average         at        Average
    Price       12/31/98      (Years)   Exercise Price 12/31/98   Exercise Price
--------------------------------------------------------------------------------

  $   2.50     2,570,500       3.94     $  2.50         1,254,100    $   2.50
--------------------------------------------------------------------------------


14.  Earnings Per Share

Financial accounting standards requires companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows (in thousands, except per share amounts):


                                                     Years Ended
                                                    December 31,
                                      -----------------------------------------
                                           1998          1997         1996
                                      -----------------------------------------
Basic and Diluted EPS:
  Net loss available to common
    stockholders                        $    (4,070  $    (4,490)  $    (3,455)
                                      -----------------------------------------

  Weighted average common shares             24,433       22,185        18,517
                                      -----------------------------------------

  Net loss per share                    $      (.17) $      (.20)  $      (.19)
                                      -----------------------------------------



--------------------------------------------------------------------------------

                                                   -48-                    F-22

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

15.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


16.  Continuing Operations

During its existence, the Company has incurred operating losses each year from inception, including (in thousands) $4,070, $4,490, and $3,455, during the years ended December 31, 1998, 1997, and 1996, respectively. Net cash used by operations amounted to approximately (in thousands) $504, $4,141, $2,002, during the same periods.


Historically, the Company has raised the required financing for its activities through the sale of the Company's common shares and from short-term borrowing. The Company has also taken steps to decrease general and administrative expenses. Management of the Company believes that at December 31, 1998, the Company is capable of financially meeting the demands inherent as normal sales continue to develop during 1999.


Because of the cash position of the Company at December 31, 1998, changes in operating costs, and increases in sales activity, the accompanying financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary, should the Company be unable to achieve profitable operations and generate sufficient working capital to fund operations and pay or refinance its current obligations.


--------------------------------------------------------------------------------


                                                   -49-                    F-23

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


17.  Commitments and Contingencies

License Agreement
The Company entered into a license/royalty agreement with a provider of real-time development licenses, which allowed the Company to resell real-time development licenses to its customers. The Company has prepaid licenses, which is being amortized until licenses and services from the provider have been consumed. At December 31, 1998, 1997, and 1996, the amortized prepayment was approximately (in thousands) $-0-, $73, and $130, respectively, and is included in prepaid expenses and other current assets on the Company's balance sheet.


Product Warranties
The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 1998, 1997, and 1996, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refund has been paid to any customer as of December 31, 1998. Management believes that any allowance for warranty would be currently immaterial to the financial condition of the Company.


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


                                                   -50-                    F-24