Form 10-Q
period 1999-03-31
CIMETRIX INC
filed 1999-05-14
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999:

                  Common stock, par value $.0001 - 21,208,968.

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX

                          PART I Financial Information

      Item 1.  Financial Statements

               a) Condensed Statements of Operations...........................1
               b) Balance Sheets...............................................2
               c) Statements of Cash Flows.....................................3

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................5



                            PART II Other Information

      Item 1.  Legal Proceedings..............................................11

      Item 2.  Changes in Securities..........................................11

      Item 3.  Defaults Upon Senior Securities................................11

      Item 4.  Submission of Matters to a Vote of Security Holders............11

      Item 5.  Other Information..............................................11

      Item 6.  Exhibits and Reports on Form 8-K...............................11

      Signature...............................................................12

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                              --------------------------------
                                                                     1999            1998
                                                                    -----            ----

NET SALES                                                     $      1,021    $       764
                                                                     -----            ---

OPERATING EXPENSES
     Cost of sales                                                      15             42
     Selling, marketing and customer support                           192            194
     Research and development                                          374            320
     General and administrative                                        300            376
                                                                       ---            ---

         Total operating expenses                                      881            932
                                                                       ---            ---

INCOME (LOSS) FROM OPERATIONS                                          140           (168)
                                                                       ---           -----

OTHER INCOME (EXPENSES)
     Interest income                                                    17             15
     Interest expense                                                  (69)           (92)
                                                                       ----           ----

         Total other income (expense)                                  (52)           (77)
                                                                       ----           ----

INCOME (LOSS) BEFORE INCOME TAXES                                       88           (245)

INCOME TAX EXPENSE (BENEFIT)                                            --             --

NET INCOME (LOSS)                                             $         88    $      (245)
                                                                        ==           =====

BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                                         $       (.00)   $      (.01)
                                                                      =====          =====

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                                 22,695,800    24,143,928
                                                                 ==========    ==========


                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                           March 31,          December 31,
                                                                              1999               1998
                                                                       ------------------------------
                                                                          (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                        $      1,569        $      1,645
     Accounts receivable, net                                                1,293               1,175
     Inventories                                                                45                   -
     Prepaid expenses and other current assets                                  43                  59
                                                                                --                  --
         Total current assets                                                2,950               2,879

Property and equipment, net                                                    456                 505
Capitalized software costs, net                                                187                 211
Other assets                                                                   160                 167
                                                                               ---                 ---

                                                                      $      3,753        $      3,762
                                                                             =====               =====


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $        324        $        159
     Accrued expenses                                                          128                 155
     Customer deposits                                                         147                  84
                                                                               ---                  --
         Total current liabilities                                             599                 398

LONG TERM DEBT, net of current portion                                       2,690               2,691
                                                                             -----               -----
         Total Liabilities                                                   3,289               3,089

COMMITMENTS AND CONTINGENCIES                                                    -                   -

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized; 21,338,863 and 23,343,928 shares issued
        And outstanding, respectively                                            2                   2
     Additional paid-in capital                                             19,490              19,787
     Treasury stock, at cost                                                    (1)                 (1)
     Stock subscription receivable                                             (12)                (12)
     Accumulated deficit                                                   (19,015)            (19,103)
                                                                           --------            --------

         Net Stockholders' Equity                                              464                 673
                                                                               ---                 ---

                                                                      $      3,753        $      3,762
                                                                             =====               =====


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                      March 31,
                                                                              1999               1998
                                                                              ----               ----
Cash Flows to Operating Activities:
     Net Income (Loss)                                                $         88        $       (245)
     Adjustments to reconcile net loss to net cash used by
        Operating activities:
         Amortization and depreciation                                          89                 197
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                      (118)                (67)
              (Increase) decrease in inventory                                 (45)                 --
              (Increase) decrease in prepaid expenses                           16                   2
              Increase (decrease) in accounts payable                          165                (152)
              Increase (decrease) in accrued expenses                          (27)                 43
              Increase (decrease) in customer deposits                          63                 (25)


                  Net Cash Flow Provided (Used)by Operating Activities         231                (247)
                                                                               ---                -----

Cash Flows to Investing Activities:
     Purchase of property and equipment, net of retirements                     (6)                (12)

                  Net Cash Flow Used by Investing Activities                    (6)                (12)
                                                                                ---                ----

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                     --                  --
     Purchase of Treasury Stock                                               (301)                 --
     Payments for capital lease obligations, net                                --                  (4)

                  Net Cash Flow Provided by (Used in)
                                   Financing Activities                       (301)                 (4)
                                                                              -----                 ---

Net Decrease in Cash and Cash Equivalents                                      (76)                (263)
Cash and Cash Equivalents at the Beginning of Period                         1,645                1,927
Cash and Cash Equivalents at the End of Period                        $      1,569        $       1,664
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $         --        $          --
         Income taxes                                                 $         --        $          --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     Issuance of stock upon exercise of non-qualified
        Options or warrant, net of repurchase                         $         --        $          --

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1999. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - STOCK OPTIONS AND WARRANTS

          As of May 14, 1999, there were issued and outstanding, options for the purchase of 1,649,500 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. All currently outstanding options under the plan are exercisable at $2.50 per share. Approximately 1,400,000 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan. These options will begin to expire in December 2002, and continue to expire through April 2004.

          As of May 14, 1999, there were issued and outstanding, options for the purchase of 462,000 shares of the Company's common stock under the Company's 1994 Stock Option Plan. Of these options, 450,000 are exercisable at $3.00 per share, and expire in September 1999. The remaining 12,000 options are exercisable at $9 and $10 per share and expire in December 1999. These options have not been registered for resale.

          As of May 14, 1999, there were issued and outstanding, warrants for the purchase of 826,500 shares of the Company's common stock. Such warrants were issued to purchasers of the Company's 10% Senior Notes, and are exercisable at the price of $2.50 per share. The shares underlying the warrants are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section.

NOTE 3 - COMMON STOCK

          As of May 14, 1999, pursuant to the settlement of all outstanding litigation between the Company and two former Directors, the Company received at no cost 1,293,000 shares of its common stock and purchased 2,235,238 shares of its common stock, for a total of 3,528,238 shares of common stock. All 3,528,238 shares have been retired to reduce the total number of outstanding shares to 21,208,968.

          The purchase of the 2,235,238 shares differs from the amount of shares reported in the Company's Annual Report and Form 10-K, filed on March 31, 1999. The difference is the result of a settlement of a dispute that arose with respect to the transaction.

NOTE 4 - CONTRACT WITH PRESIDENT

          On April 1, 1999 the Company entered into a new agreement with Bicoastal Holding Company providing for the continued services of Paul A. Bilzerian, as President of Cimetrix. The agreement provides that the Company pays Bicoastal Holding Company for his services at a rate of $10,000 per month through December 31, 2000. In addition, the Company will provide a $1,500 monthly living allowance and reimbursement for reasonable travel expenses.

          The agreement also authorizes Mr. Bilzerian to make special bonus payments, in the event of a sale of a majority of the common stock of Cimetrix to a third party or the sale of substantially all of the assets of Cimetrix. Such bonus payments shall not exceed 5% of the total sales price of the Company's stock or assets, up to a maximum amount of $5,000,000. Such bonus payments shall be payable to Cimetrix employees whom Mr. Bilzerian believes, in his sole discretion, contributed most to the success of Cimetrix.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the first quarter of 1999. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the first quarter data of 1999 and 1998.

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance, and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to certain factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Liquidity and Capital Resources" and "Factors Affecting Future Results."

Overview

         The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, industrial robots and industrial automation equipment that operates on the factory floor. The Cimetrix Open Development Environment (CODE(TM)) software products are based on standard computer platforms using Microsoft Windows NT operating system. Cimetrix believes that manufacturing companies will increasingly demand open architecture, PC-based controllers on the equipment they purchase, transforming the worldwide controller market from proprietary solutions to open architecture, PC-based solutions.

Statements of Operations Summary

         The following table sets forth the percentage of costs and expenses to net sales derived from the Company's Condensed Statements of Operations for the three months ended March 31, 1999 and 1998:

                                                       Three Months Ended
                                                             March 31,

                                                     1999                1998
                                                     ----                ----

NET SALES                                            100%                100%
                                                     ----                ----

OPERATING EXPENSES
     Cost of sales                                      1                  5
     Selling, marketing and customer support           19                 25
     Research and development                          37                 42
     General and administrative                        29                 49

         Total operating expenses                      86                121
                                                       --                ---

INCOME (LOSS) FROM OPERATIONS                          14                (22)

     Interest income                                    2                  2
     Interest expense                                 ( 7)              ( 12)
                                                      ----              -----

NET INCOME (LOSS)                                       9%              (32%)
                                                        ==              =====

Results of Operations

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Sales

     Net sales increased by $257,000, or 34%, to $1,021,000 for the first quarter 1999, from $764,000 for the comparable period in 1998. Net sales for the first quarter of 1999 consisted of sales of software (80%), engineering services (8%) and support and training (12%). Net sales for the same period in 1998 consisted of sales of software (60%), engineering services (25%) and support and training (15%). The increase in revenue is attributable to the addition of a significant new customer. It was also attributable to increased sales to the Company's existing customers.

Major Customers

Sales to major customers that exceeded 10 percent of net sales are approximately as follows (in thousands):

                                                           Three Months Ended
                                                                 March 31,

                                                        1999               1998
                                                        ----               ----

     Company A                                           179                 70
     Company B                                           145                 35
     Company C                                            66                145
     Company D                                            45                176
     Company E                                           432                110

Cost of Sales

         Cost of sales decreased by $27,000, or 64%, to $15,000 for the first quarter 1999, from $42,000 for the comparable period in 1998. This decrease was due in part to effective cost control measures. It was also due in part to a decrease in chargeable engineering services with their related costs of sales. In the first quarter 1999, engineering services represented 8% of sales, compared to 25% in the first quarter of 1998. The profit margin on software is higher than the profit margin on sales of engineering services.

Selling, Marketing and Customer Support

         Selling, marketing and customer support decreased slightly by $2,000, or 1%, to $192,000 for the first quarter of 1999, from $194,000 for the comparable period in 1998. Effective cost control measures held costs constant, while revenues were increased. The number of personnel involved in selling and marketing also remained constant. The current selling and marketing personnel have narrowed their focus to market segments in which the Company can best compete. Through the use of better-trained customer support personnel, the Company is able to provide higher quality support at lower costs.

Research and Development

         Research and development expenses increased by $54,000, or 17% to $374,000 for the first quarter of 1999, from $320,000 for the comparable period in 1998. The increase was attributable to the addition of research and development personnel. Personnel costs represent the most significant portion of the Company's research and development costs, due to its focus on software products. The Company's extensive effort to develop its products for Microsoft Windows NT and the continued development of the Company's GEM software products represents most of the research and development expenditures. The Company plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $1.7 million during 1999. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

         General and administrative expenses decreased by $76,000, or 20%, to $300,000 for the first quarter of 1999, from $376,000 for the comparable period in 1998. The primary reason for this decrease was the reduction of amortization and depreciation expenses. In the fourth quarter of 1998, it was determined that the value of certain assets, which were being amortized and depreciated, were impaired and should be written-off. The result of those write-offs is lower amortization and depreciation expense in future periods.

         General and administrative expenses include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software. Amortization and depreciation expense for the first quarter of 1999 was $89,000, or 30% of all general and administrative expenses, compared to $197,000, or 52%, for the same period in 1998.

Other Income (expenses)

         Interest income increased by $2,000, or 13% to $17,000 for the period ended March 31, 1999, from $15,000 for the same period in 1998. Improved operating results have allowed the Company to maintain a cash reserve. Cash reserves are invested in conservative money market fund accounts.

         Interest expense decreased by $23,000, or 25%, to $69,000 for the period ended March 31, 1999, from $92,000 for the same period in 1998. The decrease was attributable to the retirement of a significant portion of the Company's 10% Senior Notes through stock transactions.

Liquidity and Capital Resources

         The Company had approximately $2.35 million of working capital at March 31, 1999, compared with approximately $2.48 million at December 31, 1998. The Company was able to maintain its working capital primarily because of positive operating results.

         Cash used in investing activities for the period ended March 31, 1999 was $6,000, compared with $12,000 for the same period in 1998, and was for the purchase of computer equipment. Cash used in financing activities for the period ended March 31, 1999, was $301,000 compared to $4,000 for the same period in 1998. The Company used the $301,000 to purchase and retire its own stock. The Company had positive cash flow from operating activities of $231,000 for the period ended March 31, 1999, compared to a negative cash flow of $247,000 for the same period in 1998. This improvement is due to a net income of $88,000 for the first quarter of 1999, compared to a loss of $245,000 for the same period in 1998.

         The Company's future liquidity will continue to be dependent on the Company's ability to achieve positive operating results. Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for 1999. The Company anticipates that capital expenditures for fiscal year 1999, primarily for computer equipment and software, will be approximately $80,000, compared to $42,000 for 1998.

Quantitative and Qualitative Disclosures about Market Risk

         The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including cash equivalents, accounts receivable, lines of credit, is not material.

Year 2000 Issues

         The Company is committed to ensuring that its customers will have "date-safe" or Y2K compliant software products as they move toward, through and past the year 2000. In keeping with this commitment, the Company has conducted a thorough assessment of its products. A complete list of products and their compliance with Y2K standards can be obtained via the Company's World Wide Web site, www.cimetrix.com. The Company continues to modify its software products bringing them into year 2000 compliance, along with normal ongoing product enhancements. Those products that are not yet Y2K compliant will be so before the end of 1999.

         Vendors supply the vast majority of the software used in the Company's business applications and virtually all of the hardware systems used in the Company's business. The Company has obtained documentation from its vendors supplying software for its primary business applications confirming year 2000 compliance. The company has tested all critical hardware systems and confirmed that they are also year 2000 compliant. The testing of all remaining minor systems will be completed prior to the end of the year.

         In management's opinion, year 2000 issues will not have a material effect on the Company's day to day business, its operations or financial condition. The Company will continue to monitor and disclose any material change in its year 2000 readiness in future financial reports.

Factors Affecting Future Results

         The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company's products are emerging and specialized, and the Company's technology has been commercially available for a relatively short time. Accordingly, the Company has limited experience with the commercial use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements. There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow or that the Company's existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance. Because of this, the Company continues to devote significant research and development resources to improve its existing products and to the development of new products.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              27 Financial Data Schedule (Filed electronically with this 10Q).

(b)      Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                             CIMETRIX INCORPORATED
                                   Registrant


Dated: May 14, 1999             By: /s/ Riley G. Astill
                                    ----------------------------------------
                                    RILEY G. ASTILL
                                    Vice President of Finance
                                    and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)