Form 10-Q
period 1999-06-30
CIMETRIX INC
filed 1999-08-16
CIK 786620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From________ to________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of shares outstanding of the registrant's common stock as of August 13, 1999:
                  Common stock, par value $.0001 - 21,208,968.

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

         a) Condensed Statements of Operations.................................1
         b) Balance Sheets.....................................................2
         c) Statements of Cash Flows...........................................3

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................5



                            PART II Other Information

Item 1. Legal Proceedings......................................................9

Item 2.  Changes in Securities.................................................9

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10

Signature.....................................................................11

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                               CIMETRIX INCORPORATED
                                         CONDENSED STATEMENTS OF OPERATIONS
                              (In thousands, except per share and share amounts)
                                                    (Unaudited)


                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        1999            1998              1999            1998
                                                        -----           ----              ----            ----

NET SALES                                           $      934     $    1,096    $       1,954   $       1,859
                                                    ----------     ----------    -------------   -------------

OPERATING EXPENSES
     Cost of sales                                          16             34               31              76
     Selling, marketing and customer support               189            191              381             384
     Research and development                              366            374              740             694
     General and administrative                            299            444              599             820
                                                    ----------     ----------    -------------   -------------

         Total operating expenses                          870          1,043            1,751           1,974
                                                    ----------     ----------    -------------   -------------

INCOME (LOSS) FROM OPERATIONS                               64             53              203            (115)
                                                    ----------     ----------    -------------   --------------

OTHER INCOME (EXPENSES)

     Interest income                                        15             13               32              28
     Interest expense                                      (67)           (60)            (136)           (152)
                                                    -----------    -----------   --------------  --------------

         Total other income (expense)                      (52)           (47)            (104)           (124)
                                                    -----------    -----------   --------------  --------------

INCOME(LOSS) BEFORE INCOME TAXES                            12              6               99            (239)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -                -               -

NET  INCOME (LOSS)                                  $       12     $        6    $          99   $        (239)
                                                    ----------     ----------    -------------   --------------

BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                               $      .00     $      .00    $         .00   $        (.01)
                                                           ===            ===              ===            =====

WEIGHTED AVERAGE SHARES
OUTSTANDING                                         21,217,628     24,743,928       21,956,714      24,743,928
                                                    ==========     ==========       ==========      ==========


                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                           June 30,           December 31,
                                                                              1999               1998
                                                                       ------------------------------
                                                                          (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                        $      1,376        $      1,645
     Accounts receivable, net                                                1,459               1,175
     Inventories                                                                45                   -
     Prepaid expenses and other current assets                                  41                  59
                                                                                --                  --
         Total current assets                                                2,921               2,879

Property and equipment, net                                                    414                 505
Capitalized software costs, net                                                164                 211
Other assets                                                                   152                 167
                                                                               ---                 ---

                                                                      $      3,651        $      3,762
                                                                             =====               =====


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $        140        $        159
     Accrued expenses                                                          220                 155
     Customer deposits                                                         185                  84
                                                                               ---                  --
         Total current liabilities                                             545                 398

LONG TERM DEBT, net of current portion                                       2,680               2,691
                                                                             -----               -----
         Total Liabilities                                                   3,225               3,089

COMMITMENTS AND CONTINGENCIES                                                    -                   -

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized; 21,208,968 and 24,743,928 shares issued
        and outstanding, respectively                                            2                   2
     Additional paid-in capital                                             19,440              19,787
     Treasury stock, at cost                                                    (1)                 (1)
     Stock subscription receivable                                             (12)                (12)
     Accumulated deficit                                                   (19,003)            (19,103)
                                                                           --------            --------

         Net Stockholders' Equity                                              426                 673
                                                                               ---                 ---

                                                                      $      3,651        $      3,762
                                                                             =====               =====

                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                      June 30,
                                                                             1999                1998
                                                                             ----                ----
Cash Flows to Operating Activities:
     Net Income (Loss)                                                $        99         $      (239)
     Adjustments to reconcile net loss to net cash used by
        Operating activities:
         Amortization and depreciation                                        169                 399
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                     (284)               (439)
              (Increase) decrease in inventory                                (45)                  5
              (Increase) decrease in prepaid expenses                          18                   6
              (Increase) decrease in other assets                               -                   7
              Increase (decrease) in accounts payable                         (19)               (254)
              Increase (decrease) in accrued expenses                          65                 (48)
              Increase (decrease) in customer deposits                        101                 (37)
                                                                      ------------         -----------

                  Net Cash Flow Provided (Used) by
                                      Operating Activities                    104                (600)
                                                                      ------------         -----------

Cash Flows to Investing Activities:
     Purchase of property and equipment, net of retirements                   (12)                (21)
                                                                      ------------         -----------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                    --                  --
     Sale (purchase) of Treasury stock                                       (351)                275
     Payments for capital lease obligations, net                               --                  (3)
     Retirement of long-term debt                                             (10)                (27)
                                                                      ------------         -----------

                  Net Cash Flow Provided (Used) by
                                   Financing Activities                      (361)                245
                                                                      ------------         -----------

Net Decrease in Cash and Cash Equivalents                                    (269)               (376)
Cash and Cash Equivalents at the Beginning of Period                        1,645               1,927
Cash and Cash Equivalents at the End of Period                        $     1,376       $       1,551


Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $       136       $         147
         Income taxes                                                 $        --       $          --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     Issuance of stock upon exercise of non-qualified
        Options or warrant, net of repurchase                         $        --       $          --

       Issuance of stock in exchange for Senior Notes                 $        --       $         600



                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1999. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - STOCK OPTIONS AND WARRANTS

          As of August 13, 1999, there were issued and outstanding, options for the purchase of 1,283,500 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. All currently outstanding options under the plan are exercisable at $2.50 per share. Approximately 937,500 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan. These options will begin to expire in December 2002, and continue to expire through June 2004.

          As of August 13, 1999, there were issued and outstanding, options for the purchase of 462,000 shares of the Company's common stock under the Company's 1994 Stock Option Plan. Of these options, 450,000 are exercisable at $3.00 per share, and expire in September 1999. The remaining 12,000 options are exercisable at $9 and $10 per share and expire in December 1999. These options have not been registered for resale.

          As of August 13, 1999, there were issued and outstanding, warrants for the purchase of 826,500 shares of the Company's common stock. Such warrants were issued to purchasers of the Company's 10% Senior Notes, and are exercisable at the price of $2.50 per share. The shares underlying the warrants are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section.

NOTE 3 - COMMON STOCK

          On April 6, 1999, the Company completed the purchase of its own shares of common stock from two former Directors pursuant to the settlement of all outstanding litigation between the Company and two former Directors. As of August 13, 1999, the Company has received at no cost 1,293,000 shares of its common stock and purchased 2,235,238 shares of its common stock, for a total of 3,528,238 shares of common stock. All 3,528,238 shares have been retired to reduce the total number of outstanding shares to 21,208,968.

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

          This agreement was ratified by the shareholders at the Annual Meeting of Shareholders, which was held May 15, 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the second quarter of 1999. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the second quarter and six months data of 1999 and 1998.

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

              The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and six months ended June 30, 1999 and 1998:


                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                         June 30,
                                                       ---------------------------     ----------------------------
                                                            1999              1998            1999             1998
                                                            ----              ----            ----             ----

NET SALES                                                   100%              100%            100%             100%
                                                            ----              ----            ----             ----

OPERATING EXPENSES
     Cost of sales                                             2                 3               2                4
     Selling, marketing and customer support                  20                17              19               21
     Research and development                                 39                34              38               37
     General and administrative                               32                41              31               44
                                                      ----------      ------------    ------------     ------------

         Total operating expenses                             93                95              90              106
                                                      ----------      ------------    ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                  7                 5              10               (6)

     Interest income                                           1                 1               2                1
     Interest expense                                         (7)               (5)             (7)              (8)
                                                      -----------     ------------    ------------     ------------

NET INCOME (LOSS)                                              1%               1%              5%             (13%)
                                                      -----------     ------------    ------------     ------------


Results of Operations

Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998

Net Sales

         Net sales decreased by $162,000, or 15%, to $934,000 for the three months ended June 30, 1999 from $1,096,000 for the three months ended June 30, 1998. Net sales for the second quarter of 1999 consisted of sales of software (80%), engineering services (5%), and support and training (15%). Net sales for the same period in 1998 consisted of sales of software (55%), engineering services (20%), and support and training (25%). While software sales increased significantly for the period, the increase was not enough to offset the large decrease in the sales of engineering services, support and training.

         Net sales increased by $95,000, or 5%, to $1,954,000 for the six months ended June 30, 1999 from $1,859,000 for the six months ended June 30, 1998. Net sales for the six months ended June 30, 1999 consisted of sales of software (80%), engineering services (7%), and support and training (13%). Net sales for the same period in 1998 consisted of sales of software (56%), engineering services (20%), and support and training (24%). While engineering services and support and training sales decreased, sales of software increased significantly and accounted for the overall increase in sales.

Major Customers

Sales to major customers that exceeded 10 percent of net sales are approximately as follows (in thousands):



                            Three Months Ended                Six Months Ended
                                 June 30,                          June 30,
                           --------------------            ---------------------
                           1999            1998            1999             1998
                           ----            ----            ----             ----


Company A                   145               *             324                *
Company B                   116               *             261                *
Company C                     *             225               *              401
Company D                   435             563             867              673
* Less than 10 percent for the period

Cost of Sales

         Cost of sales decreased by $18,000, or 53%, to $16,000 for the three months ended June 30, 1999 from $34,000 for the comparable period in 1998. Cost of sales decreased by $45,000, or 59%, to $31,000 for the six months ended June 30, 1999 from $76,000 for the comparable period in 1998. This decrease was attributable to the decline in the use of materials used to produce the Company's software products such as manuals, which are now available on CD-Rom. Many sales are delivered via the internet and do not require the shipment of any media or materials. The decrease in cost of sales in both periods is also attributable to the decrease in the sales of engineering services and the associated costs of those sales.

Selling, Marketing and Customer Support

         Selling, marketing and customer support costs decreased by $2,000, or 1%, to $189,000 for the three months ended June 30, 1999 from $191,000 for the comparable period in 1998. Selling, marketing and customer support costs decreased by $3,000, or 1%, to $381,000 for the six months ended June 30, 1999 from $384,000 for the comparable period in 1998. The Company believes its current staffing is adequate to service its present customer base, allowing costs to remain fairly constant.

Research and Development

         Research and development expenses decreased by $8,000, or 2%, to $366,000 for the three months ended June 30, 1999 from $374,000 for the comparable period in 1998. Research and development expenses increased by $46,000, or 7%, to $740,000 for the six months ended June 30, 1999 from $694,000 for the comparable period in 1998. The Company's extensive effort to develop its products for WindowsNT and the continued development of the Company's GEM software products represents most of the research and development expenditures. The Company has a need and plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $1.7 million during 1999. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

         General and administrative expenses decreased by $145,000, or 33%, to $299,000 for the three months ended June 30, 1999 from $444,000 for the comparable period in 1998. General and administrative expenses decreased by $221,000, or 27%, to $599,000 for the six months ended June 30, 1999 from $820,000 for the comparable period in 1998. The primary reason for these decreases is reduced depreciation and amortization expenses. Certain assets which were being depreciated and amortized, were written-off in 1998, resulting is lower depreciation and amortization expense in future periods.

Other Income (expenses)

         Interest income increased by $2,000, or 15% to $15,000 for the three months ended June 30, 1999, from $13,000 for the comparable period in 1998. Interest income increased by $4,000, or 14% to $32,000 for the six months ended June 30, 1999, from $28,000 for the comparable period in 1998. Improved operating results have allowed the Company to maintain a cash reserve. Cash reserves are invested in conservative money market fund accounts.

         Interest expense increased by $7,000, or 12%, to $67,000 for the three months ended June 30, 1999, from $60,000 for the comparable period in 1998. Interest expense decreased by $16,000, or 11%, to $136,000 for the six months ended June 30, 1999 from $152,000 for the comparable period in 1998. This decrease was attributable to the retirement of a significant portion of the Company's 10% Senior Notes through stock transactions.

Liquidity and Capital Resources

         The Company had approximately $2.38 million of working capital at June 30, 1999, compared with approximately $2.48 million at December 31, 1998. This overall decrease in working capital was principally due to the purchase of treasury stock. See Note 3 of Item 1, Financial Statements. Positive operating results have allowed the Company to maintain its working capital.

         Cash used in investing activities for the period ended June 30, 1999 was $12,000 compared with $21,000 for the same period in 1998. All amounts were used to purchase computer equipment and software. Cash used in financing activities for the period ended June 30, 1999, was $361,000, compared to cash provided by financing activities of $245,000 for the same period in 1998. The Company purchased a large block of treasury stock with these funds, which is discussed in detail in Note 3 of Item 1, Financial Statements. The Company had positive cash flow from operating activities of $104,000 for the quarter ended June 30, 1999, compared to negative cash flow of $600,000 for the same period in 1998.

         The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for 1999. The Company anticipates that capital expenditures for fiscal year 1999, primarily for computer equipment and software, will be approximately $50,000, compared to $42,000 for 1998.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on May 15, 1999 with proxies for the meeting solicited by the Company's Board of Directors, pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The matters voted on at the meeting were as follows: the election of directors; to ratify a contract with Bicoastal Holding Company. There was not any proxy solicitation in opposition to management's proposals or nominees for election as directors.

Both proposals were approved and adopted by the margins indicated below:

1. To elect five directors to the Company's Board of Directors to serve for one-year terms.

                                                     Number of Shares
                                              For                       Withheld
                                           ----------                   --------
Paul A. Bilzerian                          15,413,188                    331,950
Dr. Lowell K. Anderson                     15,415,688                    329,450
Dr. Ron Lumia                              15,415,688                    329,450
Randall A. Mackey                          15,415,688                    329,450
Bill Van Drunen                            15,415,688                    329,450

2. To ratify the contract with Bicoastal Holding Company.

                                           For:                       10,548,835
                                           Against:                      392,335
                                           Abstain:                       83,750
                                           Broker Non-Vote:            3,144,353


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              27        Financial Data Schedule

(b)      Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: August 13, 1999               By:/s/ Riley G. Astill
                                        -------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)