Form 10-Q
period 1999-09-30
CIMETRIX INC
filed 1999-11-15
CIK 786620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

          The number of shares outstanding of the registrant's common stock as of November 15, 1999:
                  Common stock, par value $.0001 - 21,208,968.

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

a) Condensed Statements of Operations..........................................1
b) Balance Sheets..............................................................2
c) Statements of Cash Flows....................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................5



                            PART II Other Information

Item 1.  Legal Proceedings....................................................10

Item 2.  Changes in Securities................................................10

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signature.....................................................................12

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        1999             1998             1999            1998
                                                        -----            ----             ----            ----

NET SALES                                           $      981     $    1,103    $       2,935   $       2,962
                                                    ----------     ----------    -------------   -------------

OPERATING EXPENSES
     Cost of sales                                           4             18               35              94
     Selling, marketing and customer support               150            181              532             565
     Research and development                              401            334            1,141           1,027
     General and administrative                            288            453              887           1,273
                                                    ----------     ----------    -------------   -------------

         Total operating expenses                          843            986            2,595           2,959
                                                    ----------     ----------    -------------   -------------

INCOME (LOSS) FROM OPERATIONS                              138            117              340                3
                                                    ----------     ----------    -------------   --------------

OTHER INCOME (EXPENSES)

     Interest income                                        16             17               49              45
     Interest expense                                      (67)           (58)            (203)           (210)
                                                    -----------    -----------   --------------  --------------

         Total other income (expense)                      (51)           (41)            (154)           (165)
                                                    -----------    -----------   --------------  --------------

INCOME(LOSS) BEFORE INCOME TAXES                            87             76              186            (162)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -                -               -

NET  INCOME (LOSS)                                  $       87     $       76    $         186   $        (162)
                                                    ----------     ----------    -------------   --------------

BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                               $      .00     $      .00    $         .00   $        (.01)
                                                           ===            ===              ===            =====

WEIGHTED AVERAGE SHARES
OUTSTANDING                                         21,208,968     24,743,928        21,624,299      24,319,686
                                                    ==========     ==========        ==========      ==========


                                                                  (1)

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                       September 30,      December 31,
                                                                             1999              1998
                                                                       ------------------------------
                                                                          (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                        $      1,445        $      1,645
     Accounts receivable, net                                                1,535               1,175
     Inventories                                                               102                   -
     Prepaid expenses and other current assets                                  49                  59
                                                                                --                  --
         Total current assets                                                3,131               2,879

Property and equipment, net                                                    353                 505
Capitalized software costs, net                                                141                 211
Other assets                                                                   140                 167
                                                                               ---                 ---

                                                                      $      3,765        $      3,762
                                                                             =====               =====


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $        173        $        159
     Accrued expenses                                                          272                 155
     Customer deposits                                                         127                  84
                                                                               ---                  --
         Total current liabilities                                             572                 398

LONG TERM DEBT, net of current portion                                       2,680               2,691
                                                                             -----               -----
         Total Liabilities                                                   3,252               3,089

COMMITMENTS AND CONTINGENCIES                                                    -                   -

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized; 21,208,968 and 24,743,928 shares issued
        and outstanding, respectively                                            2                   2
     Additional paid-in capital                                             19,440              19,787
     Treasury stock, at cost                                                    (1)                 (1)
     Stock subscription receivable                                             (12)                (12)
     Accumulated deficit                                                   (18,916)            (19,103)
                                                                           --------            --------

         Net Stockholders' Equity                                              513                 673
                                                                               ---                 ---

                                                                      $      3,765        $      3,762
                                                                             =====               =====

                                                                     (2)

                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                      September 30,
                                                                             1999                1998
                                                                             ----                ----

Cash Flows to Operating Activities:
     Net Income (Loss)                                                $      186          $      (162)
     Adjustments to reconcile net loss to net cash used by
        Operating activities:
         Amortization and depreciation                                       257                  604
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                    (360)                (285)
              (Increase) decrease in inventory                              (102)                   5
              (Increase) decrease in prepaid expenses                         10                    1
              (Increase) decrease in other assets                              4                   22
              Increase (decrease) in accounts payable                         14                 (254)
              Increase (decrease) in accrued expenses                        117                    5
              Increase (decrease) in customer deposits                        43                  (37)
                                                                      ----------          ------------

                  Net Cash Flow Provided (Used) by
                                      Operating Activities                   169                 (101)
                                                                      ----------          ------------

Cash Flows to Investing Activities:
     Purchase of property and equipment, net of retirements                   (8)                 (20)
                                                                      ----------          ------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                   --                   --
     Sale (purchase) of Treasury stock                                      (351)                 275
     Payments for capital lease obligations, net                              --                  (35)
     Retirement of long-term debt                                            (10)                (257)
                                                                      ----------          ------------

                  Net Cash Flow Provided (Used) by
                                   Financing Activities                     (361)                 (17)
                                                                      ----------          ------------

Net Decrease in Cash and Cash Equivalents                                   (200)                (138)
Cash and Cash Equivalents at the Beginning of Period                       1,645                1,927
Cash and Cash Equivalents at the End of Period                        $    1,445          $     1,789


Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $      136          $       147
         Income taxes                                                 $       --          $        --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     Issuance of stock upon exercise of non-qualified
        Options or warrant, net of repurchase                         $       --          $        --

       Issuance of stock in exchange for Senior Notes                 $       --          $       600

                                                              (3)

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 1999. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - STOCK OPTIONS AND WARRANTS

          A total of 2,000,000 shares of common stock have been reserved for issuance under the Company's stock option plans. As of November 12, 1999 there were issued and outstanding under these plans, a total of 1,350,250 options for the purchase of the Company's common stock. Each of the Company's stock option plans is discussed below.

          As of November 12, 1999, there were issued and outstanding, options for the purchase of 1,056,250 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. All currently outstanding options under the plan are exercisable at $2.50 per share. Approximately 721,750 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. These options will begin to expire in December 2002, and continue to expire through June 2004.

          As of November 12, 1999, there were issued and outstanding, options for the purchase of 258,000 shares of the Company's common stock under the Company's Directors Stock Option Plan. All currently outstanding options under the plan are exercisable at $2.50 per share, and begin to expire in January 2003, and continue to expire through January 2004. Approximately 162,000 of these outstanding options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section.

          As of November 12, 1999, there were issued and outstanding, options for the purchase of 36,000 shares of the Company's common stock under the Company's 1995 Stock Option plan. Of these options, 24,000 are exercisable at $2.50 per share, and expire in 2004. The remaining 12,000 options are exercisable at $9 and $10 per share and expire in December 1999.

          As of November 12, 1999, there were issued and outstanding, warrants for the purchase of 826,500 shares of the Company's common stock. Such warrants were issued to purchasers of the Company's 10% Senior Notes, and are exercisable at the price of $2.50 per share. The shares underlying the warrants are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section.

                                       (4)

NOTE 3 - COMMON STOCK

          On April 6, 1999, the Company completed the purchase of its own shares of common stock from two former Directors pursuant to the settlement of all outstanding litigation between the Company and two former Directors. As a result of this transaction, the Company received at no cost 1,293,000 shares of its common stock and purchased 2,235,238 shares of its common stock, for a total of 3,528,238 shares. All 3,528,238 shares have been retired to reduce the total number of outstanding shares to 21,208,968.


NOTE 4 - ACQUISITIONS

     Acquisition of Systematic Designs International

          In October 1999, the Company entered into an agreement to acquire the software products and technology of Systematic Designs International, Inc. of Vancouver, WA (hereinafter "SDI"). The SDI software products enable the communication of data across the plant floor using the SECS/GEM communications standard designed for the semiconductor industry.

          SDI will remain as a separate and independent company providing services in the semiconductor industry. As a part of the agreement SDI will become an OEM distributor and continue to work closely with Cimetrix in this capacity. Closing is scheduled for December 1, 1999.

         To purchase the SDI products and technology, Cimetrix will issue 1,000,000 shares of its common stock. See also Part II - Other Information,
     Item 2. Changes in Securities, of this document.

     Acquisition of Plug n Work

         In September 1999, the Company entered into an agreement to acquire the software products and technology of Plug n Work, Inc. of Greenville, SC
     (formerly known as Object Factory). Plug n Work specializes in component-based machine control software products using open software standards. The combination of the Plug n Work products with those of Cimetrix will provide customers with a complete solution for building component-based workcells on open standards. Closing is scheduled for November 16, 1999.

         To purchase the Plug n Work products and technology, Cimetrix will issue 1,250,000 shares of its common stock, and pay $250,000 in cash. See also Part II - Other Information, Item 2. Changes in Securities, of this document.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the third quarter of 1999. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the three and nine months data of 1999 and 1998.

                                       (5)

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

Overview

              The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling machine tools, industrial robots and industrial automation equipment that operates on the factory floor. The Cimetrix(R) Open Development Environment (CODE(TM)) software products are based on standard computer platforms using the Microsoft Windows NT operating system. Cimetrix believes that manufacturing companies will increasingly demand open architecture, PC-based controllers on the equipment they purchase, transforming the worldwide controller market from proprietary solutions to open architecture, PC-based solutions.

              The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and nine months ended September 30, 1999 and 1998:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                            1999            1998            1999             1998
NET SALES                                                   100%              100%            100%            100%
                                                            ----              ----            ----            ----
OPERATING EXPENSES
     Cost of sales                                             1                 2               1               3
     Selling, marketing and customer support                  15                16              18              19
     Research and development                                 41                30              39              35
     General and administrative                               29                41              30              43
                                                      ----------      ------------    ------------     -----------
         Total operating expenses                             86                89              88             100
                                                      ----------      ------------    ------------     -----------

INCOME (LOSS) FROM OPERATIONS                                 14                11              12               0

     Interest income                                           2                2                2               2
     Interest expense                                         (7)              (5)              (7)             (7)
                                                      -----------     ------------    -------------    ------------

NET INCOME (LOSS)                                              9%               8%               7%            (5%)
                                                      -----------     ------------    -------------    ------------



                                       (6)

Results of Operations

Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

Net Sales

         Net sales decreased by $122,000, or 11%, to $981,000 for the three months ended September 30, 1999 from $1,103,000 for the three months ended September 30, 1998. Net sales for the third quarter of 1999 consisted of sales of software (90%), engineering services (1%), and support and training (9%). Net sales for the same period in 1998 consisted of sales of software (82%), engineering services (14%), and support and training (4%). Software sales increased in proportion to total sales, but overall sales decreased as compared to the third quarter of 1998 due to the decrease in sales of engineering services.

         Net sales decreased by $27,000, or 1%, to $2,935,000 for the nine months ended September 30, 1999 from $2,962,000 for the nine months ended September 30, 1998. Net sales for the nine months ended September 30, 1999 consisted of sales of software (84%), engineering services (5%), and support and training (11%). Net sales for the same period in 1998 consisted of sales of software (66%), engineering services (20%), and support and training (14%). Software sales increased in proportion to total sales, but overall sales decreased slightly as compared to the nine months ended September 30, 1998 due to the decrease in sales of engineering services.

Major Customers

Sales to major customers that exceeded 10 percent of net sales are approximately as follows (in thousands):



                          Three Months Ended               Nine Months Ended
                             September 30,                    September 30,
                         1999            1998             1999             1998


 Company A                129             158              453                *
 Company B                133                *             394                *
 Company C                185                *               *              418
 Company D                425              430           1,292            1,103
 Company D                  *              273               *                *

       * Less than 10 percent for the period

Cost of Sales

         Cost of sales decreased by $14,000, or 78%, to $4,000 for the three months ended September 30, 1999 from $18,000 for the comparable period in 1998. Cost of sales decreased by $59,000, or 63%, to $35,000 for the nine months ended September 30, 1999 from $94,000 for the comparable period in 1998. This decrease was attributable to the decline in the use of materials used to produce the Company's software products such as manuals, which are now available on CD-Rom. Many sales are delivered via the internet and do not require the shipment of any media or materials. The decrease in cost of sales in both periods is also attributable to the decrease in the sales of engineering services and the associated costs of those sales.

                                       (7)

Selling, Marketing and Customer Support

         Selling, marketing and customer support costs decreased by $31,000, or 17%, to $150,000 for the three months ended September 30, 1999 from $181,000 for the comparable period in 1998. Selling, marketing and customer support costs decreased by $33,000, or 6%, to $532,000 for the nine months ended September 30, 1999 from $565,000 for the comparable period in 1998. The Company believes its current staffing is adequate to service its present customer base, allowing costs to remain fairly constant.

Research and Development

         Research and development expenses increased by $67,000, or 20%, to $401,000 for the three months ended September 30, 1999 from $334,000 for the comparable period in 1998. Research and development expenses increased by $114,000, or 11%, to $1,141,000 for the nine months ended September 30, 1999 from $1,027,000 for the comparable period in 1998. The Company's extensive effort to develop its products for WindowsNT and the continued development of the Company's GEM software products represents most of the research and development expenditures. The Company has a need and plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $1.6 million during 1999. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

         General and administrative expenses decreased by $165,000, or 36%, to $288,000 for the three months ended September 30, 1999 from $453,000 for the comparable period in 1998. General and administrative expenses decreased by $386,000, or 30%, to $887,000 for the nine months ended September 30, 1999 from $1,273,000 for the comparable period in 1998. The primary reason for these decreases is reduced depreciation and amortization expenses. Certain assets which were being depreciated and amortized, were written-off in 1998, resulting is lower depreciation and amortization expense in future periods.

Other Income (expenses)

         Interest income decreased by $1,000, or 6% to $16,000 for the three months ended September 30, 1999, from $17,000 for the comparable period in 1998. Interest income increased by $4,000, or 9% to $49,000 for the nine months ended September 30, 1999, from $45,000 for the comparable period in 1998. Improved operating results have allowed the Company to maintain a cash reserve. Cash reserves are invested in conservative money market fund accounts.

         Interest expense increased by $9,000, or 16%, to $67,000 for the three months ended September 30, 1999, from $58,000 for the comparable period in 1998. Interest expense decreased by $7,000, or 3%, to $203,000 for the nine months ended September 30, 1999 from $210,000 for the comparable period in 1998. This decrease was attributable to the retirement of a portion of the Company's 10% Senior Notes through stock transactions.

Liquidity and Capital Resources

         The Company had approximately $2.56 million of working capital at September 30, 1999, compared with approximately $2.48 million at December 31, 1998. This overall increase in working capital was principally due to positive operating results, which have allowed the Company to maintain its working capital.
                                      (8)

Cash used in investing activities for the period ended September 30, 1999 was $8,000 compared with $20,000 for the same period in 1998. All amounts were used to purchase computer equipment and software.

         Cash used in financing activities for the period ended September 30, 1999, was $361,000 compared to $17,000 for the same period in 1998. For the nine months ended September 30, 1999, financing activities consisted of the Company's purchase of treasury stock, which is discussed above in Note 3 of Item 1, Financial Statements. For the nine months ended September 30, 1998, financing activities consisted of the sale of the Company's treasury stock and retirement of long-term debt.

         The Company had positive cash flow from operating activities of $169,000 for the nine months ended September 30, 1999, compared to a negative cash flow from operating activities of $101,000 for the same period in 1998. This improvement is a result of reduced operating expenses.

         The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for 1999. The Company anticipates that capital expenditures for fiscal year 1999, primarily for computer equipment and software, will be approximately $20,000, compared to $42,000 for 1998.

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

                                      (9)

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

Acquisition of Systemic Designs International

Subsequent to the quarter ended September 30, 1999, the Company entered into an agreement to acquire the software products and technology of Systematic Designs International, Inc. of Vancouver, WA (hereinafter "SDI"). SDI will remain as a separate and independent company providing services in the semiconductor industry.

Pursuant to this agreement, the Company will issue 1,000,000 shares of its common stock for the purchase of the SDI products and technology. As of November 12, 1999, the closing price of the Company's common stock was $2.88 per share, which would make the cost of this acquisition approximately $2.9 million. The final purchase price will be determined by the closing price of the Company's common stock on the date of Closing, which is scheduled for December 1, 1999.

The Company  intends to issue these shares pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933. Each shareholder must represent that they are an accredited investor with access to all relevant information necessary. The Company does not intend, nor is it required to by agreement, to file a Registration Statement covering the resale of these securities.

Acquisition of Plug n Work

Prior to the quarter ended September 30, 1999, the Company entered into an agreement to acquire the software products and technology of Plug n Work, Inc. of Greenville, SC.

Pursuant to this agreement, the Company will issue 1,250,000 shares of its common stock and pay $250,000 in cash for the purchase of the Plug n Work products and technology. As of November 12, 1999, the closing price of the Company's common stock was $2.88 per share, which would make the cost of this acquisition approximately $3.9 million. The final purchase price will be determined by the closing price of the Company's common stock on the date of Closing, which is scheduled for November 16, 1999.

The Company  intends to issue these shares pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933. Each shareholder must represent that they are an accredited investor with access to all relevant information necessary. The Company does not intend, nor is it required to by agreement, to file a Registration Statement covering the resale of these securities.

                                      (10)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              27        Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.


                                      (11)

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: November 15, 1999             By: /s/ Riley G. Astill
                                     ----------------------------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance
                                     and Chief Financial Officer
                                     Principal Financial and Accounting Officer)




                                      (12)