Form 10-K
period 1999-12-31
CIMETRIX INC
filed 2000-03-30
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

    Securities registered pursuant to Section 12(g)of the Act: Common Stock,
     Par Value $.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 28, 2000, the registrant had 24,825,690 shares of its common stock, par value $.0001, issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $88,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 20, 2000 are incorporated by reference into Part III hereof.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business............................................................3

Item 2.    Properties.........................................................12

Item 3.    Legal Proceedings..................................................12

Item 4.    Submission of Matters to a Vote of Security Holders................13

                                     PART II

Item 5.    Market for Company's Common Stock and Related Stockholder Matters..13

Item 6.    Selected Financial Data............................................15

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  ........................................16

Item 8.    Financial Statements and Supplementary Data........................20

Item 9.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosures..............................................20

                                    PART III

Item 10.   Directors and Executive Officers of the Company....................21

Item 11.   Executive Compensation.............................................21

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....21

Item 13.   Certain Relationships and Related Transactions.....................21

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....22

Signatures....................................................................23

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

General

         Cimetrix is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling motion oriented equipment that operates on the factory floor. The Cimetrix Open Development Environment (CODE (TM))software products are based on industry and defacto standards and use Microsoft's Windows NT operating systems. Cimetrix believes that manufacturing companies will increasingly demand open architecture, PC-based controllers on the equipment that they purchase, transforming the worldwide controller market from proprietary solutions to open architecture, PC-based software solutions.

         Cimetrix software is currently operational in production installations on a wide variety of general industrial robots and specialized electronics industry assembly and surface mount technology (SMT) machines. Cimetrix has also developed communications software products that enable compliance with the Generic Equipment Model ("GEM"), which is a standard for communications between manufacturing equipment and the factory's host computer in the electronics industry. The GEM software products are designed to run on PCs and are capable of migrating to new or different communications standards.

         Considerable R&D investments have been made and will continue to be made to transition the original software products to use the latest object oriented technology and add new features required by the market. Management feels confident this investment will make both the Cimetrix CODE and communication products more reliable, easier to deploy and feature rich.

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

   Electronics Equipment Industry

         The electronics equipment market consists of a variety of vertical niches, including equipment for semiconductor wafer fabrication, semiconductor back end, printed circuit board assembly (Surface Mount Technology), electronic component assembly and disk drive assembly. The products of the companies involved in these processes represent "leading edge" technology and many manufacturers have had to develop specialized, proprietary equipment. Automation equipment developed by the electronics industry is very expensive, with individual mechanisms costing up to $500,000 each, versus $50,000 to $100,000 for general industrial robots.

         The Company believes that end-users in this industry are in need of a standard, low cost open architecture set of tools to enable them to efficiently develop specialized control applications quickly. Responding to this, the United States segment of the industry has formed an association known as NEMI (National Electronics Manufacturing Initiative). One of the NEMI teams has produced and released a specification on "Low Cost Controller APIs" aimed at defining an industry standard for an Open Architecture Controller Application Programming Interface ("API"). This specification was subsequently released by the IEEE standards organization as IEEE PR 1533-1998 Low-Cost Open Architecture Controller API Specification. Cimetrix has been significantly involved in the development of this specification and has enhanced the CODE product to comply with the specification. As worldwide applications for computer chip technology continue to expand, the variety and volume of automation equipment in the electronics assembly industry is expected to continue to grow rapidly.

         The Company also believes that the SECS/GEM communications standards used in the semiconductor and SMT industries will be of growing importance to end users to increase information flow on the plant floor. At the request of a major end user customer with extensive semiconductor and SMT operations, the Company has developed SECS/GEM products to provide low cost connections between plant floor and host level systems.

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

         Nearly all robot controllers are proprietary devices manufactured by the major industrial robot vendors, which are supplied with their own robot systems as a complete, proprietary solution. These robot controllers are only compatible with robots supplied by the same vendor, and in many cases, are only compatible with specific robot models of that vendor. These systems represent an enormous technology investment "legacy," and are difficult and time consuming to program, configure, implement and modify. The RIA (Robotic Industries Association) has started an effort to address the use of open architecture controllers for robots. The Company plans to play an active role in this effort.

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

The Movement Towards Open Architecture Controllers

         Over the past 16 years, the primary driver for the revolution in and proliferation of office technology was the standardization of the PC"s operating system, processors and buses. Expensive hardware components became commodities, with powerful software applications delivering value to the system. The evolution of software standards and Object Oriented design techniques significantly increased the reliability of software applications due to software re-use. The Company believes this movement to standards-based systems is still in the beginning stages in manufacturing.

         Currently, the automation control industry consists of a heterogeneous, complex environment of vendor-specific machines and proprietary control systems, which are limited in function and expensive to use. Motion controllers were originally developed without the benefit of the powerful PCs and software design tools available today. Robot and controller vendors were forced to develop motion controllers internally, creating an environment in which each vendor's system remains incompatible with the programming and interface methods of the others. As a result, companies today have factory floors with islands of automation, including robots, machine tools and assembly equipment, each separated by vendorspecific hardware peripherals, operating systems and programming languages. The proprietary nature of these systems constrains the design of optimal workcells and prevents end-users from managing the factory floor as a coordinated and unified technology platform. Proprietary control vendors have responded to this challenge by introducing controllers with PC "front-ends" that allow some level of changes primarily in the user interface. True open architecture must occur from an open software design, which few suppliers are willing to offer. At this point, it is unclear whether the manufacturing end users will accept a PC front-end as a long term solution.

Enabling Technologies Drive the Solution

         The current environment of multiple, vendor-specific technology platforms emerged from the motion control industry at a time when PCs were too slow and standard computer operating systems lacked the power and flexibility required for motion control operations. Until now, these vendors developed motion controllers with proprietary hardware platforms, operating systems and assembly code programming languages that often locked end-users into older, slower solutions. The software tools on these controllers are constrained by older, legacy hardware and proprietary operating platforms. Hardware upgrades for simple items, such as expanded memory, can cost ten times that of equivalent PC upgrades. Today, the following improvements in PC technology have made most vendor-specific motion control solutions less desirable:

              o PC technology has now advanced so significantly that today's low cost PCs have several times more processing power than many higher cost proprietary controllers.

              o The rapid growth and acceptance of PC technology has facilitated a similar increase in the development of software applications.

              o Software architecture design has shifted to using OO (Object Oriented) analysis and design techniques, which result in component based software solutions. This technology delivers increased reliability and maximizes software re-use.

              o The Microsoft Windows NT operating system has become the defacto operating system in manufacturing. Features such as COM, multi-tasking, multi-threading and real time capabilities have set the stage for a common open software solution for machine motion control. The recent introduction of NT Embedded allows further tailoring of NT for industrial applications.

              o New and advanced motion control servo cards, machine vision processor cards and I/O cards are now available from a variety of vendors for use on standard hardware platforms in the industrial environment.

         The Cimetrix Solution

                  Cimetrix Open Development Environment (CODE(TM)) software is the only software that currently provides all of the following advantages:

              1. Lower Hardware Costs. Because Cimetrix software products are based on the PC computer platform and run on Microsoft's Windows NT operating system,Cimetrix customers benefit from the tremendous price/performance advantage of the PC platform. In addition, the open architecture of Cimetrix software enables Cimetrix customers to "mix and match" components to obtain the optimal motion card, I/O subsystem and vision system for the application.

              2. Increased Software Reliability. The Cimetrix CODE products are designed to allow our OEM and integrator customers to maximize design and code re-use. By using OO design and redeploying standard packages over multiple applications, reliability is greatly enhanced.

              3. Reduced Application Development Time. CODE utilizes an extensive library of APIs to access the underlying Cimetrix motion control and I/O control algorithms, which enable application developers to program at very high levels using the programming languages of their choice. Cimetrix customers estimate this reduces development efforts for new applications by approximately 50%.

              4. Reduced Time to Market. CODE contains two nearly identical versions: (i) an off-line simulation version with output to a video driver (CIMulation(TM)), and (ii) an on-line version with output to motion control equipment (CIMControl(TM)). Unlike existing systems, simulation and control are achieved with the same application software and API set, enabling concurrent engineering and reduced time to market. Cimetrix customers estimate the ability to develop, test and debug an entire application in simulation mode reduces the overall time to market by approximately 30%.

              5. Customers control their own destiny. Cimetrix software provides all of the software source code hooks for Cimetrix customers to implement their own custom software or algorithms. This ensures that Cimetrix customers control their own destiny and are able to develop specialized or proprietary software to differentiate their products.

              6. Conforms  to  NEMI/IEEE   Standard.   Cimetrix  CODE   software
              substantially conforms to the NEMI/IEEE standard for PC motion controllers.

              PRODUCTS

                           The  Company's  main  product  family is  called  the
              Cimetrix Open Development Environment (CODE(TM)). This technology has been packaged into a set of standard products consisting of the core products and a variety of supporting products.

              o CIMulation(TM): A version of the CIMServer in which workcell operation is simulated on a graphical workstation. The graphical simulation provides the programmer with an off-line, virtual workcell, viewed as a three-dimensional solid model with fully functional kinematics. All application programs can be directly transported for use with CIMControl. CIMulation includes the CODE API(TM), which is a standard C/C++ library of over 400 function calls used for automation application development. It is also available as an OO class structure. Functions are provided for motion control, machine vision, I/O control, off-line collision checking and other common workcell operations. In addition to C/C++, customers can also develop their applications using Visual Basic, Borland' Delphi and Cimetrix' CIMBuilder, a non-programmers development environment based on the popular IEC-61131-3 style of graphical programming.

              o CIMControl(TM): A version of the CIMServer which allows on-line mechanism and I/O control through off-the-shelf servo and I/O control cards. It turns any standards-based PC into an open architecture controller. CIMControl also includes the CODE API. Customer developed applications using CIMulation are directly transportable to run on the physical mechanism using CIMControl. Cimetrix has also developed supporting products aimed at shrinking our customers' development cycle.

              o CIMAppObjects(TM): A set of object oriented packages that solve basic needs in customer's applications. This includes an implementation of COM for the communication of data between software components, a recipe handler, a diagnostics engine, and a logging package. These packages allow faster development of OEM's software applications, but still allow machine design differentiation.

              o CIMBuilder(TM): An Integrated Development Environment (IDE) that can be used to build customer applications instead of C++,VB or Delphi. CIMBuilder is technology purchased from Plug-N-Work (Object Factory) and provides a graphical programming technique complying with IEC-61131-3, a standard developed to program programmable logic controllers. CIMBuilder enhances the standard by allowing customers to use object oriented techniques without being computer programmers. Also included in the IDE is a browser-based Human Machine Interface

              (HMI) builder using Java Beans technology, a database connection, a machine statistics package, and robot programming commands.

              o CODE Support Tools: A set of software tools designed to increase the speed of deployment of systems based on CODE. CIMTools(TM) provides a fast method to interact with the CODE database model and tools to assist with debug.

              o CIMConnect(TM) and CIMHost(TM): These second generation communications products are designed to provide protocol and message format neutral object oriented solutions that allow communication between equipment on the factory floor and host level systems. GEM is the current standard for communications between manufacturing equipment and the factory's host computer. Equipment builders have been reluctant to provide GEM-compliant technology because of the difficulty and cost associated with obtaining GEM compliance. CIMConnect allows rapid implementation of GEM with a clear migration to new emerging Internet based standards. Without CIMConnect, it takes equipment builders between six months to one year to add GEM compliance to their equipment. Recognizing the need to simplify this process, one of the Company's customers in the SMT industry urged Cimetrix to develop a comprehensive tool set for implementing the GEM standard. The resulting products, CIMConnect and CIMHost, have broad application not only for CODE-based machines but also for many other types of factory equipment. These products enable GEM compliance in a matter of weeks. Cimetrix acquired technology from SDI, in Vancouver, WA in December 1999 to broaden the communication line to solve semiconductor communications in addition to those in the SMT industry. This technology is currently being integrated into CIMConnect and CIMHost and will allow Cimetrix to address a broader communications market.

Competition

         The  manufacture  and  sale  of  automation   technology  is  a  highly
competitive industry. Cimetrix believes that its competition is divided into two groups: in-house developed controllers and open controller suppliers.

         In-house developed controllers are potentially competition, but more importantly, they are potential customers. Robot manufacturers, CNC suppliers, and electronics equipment suppliers all develop there own controllers, some on PC platforms and some on proprietary hardware. They have problems hiring top software talent that have experience with the latest Microsoft technologies. Cimetrix offers a distinct advantage to them by increasing software quality through our re-use techniques, decreasing the time to market for a new open architecture controller, and assisting the transition of their engineering staff to the latest technologies such as COM, UML and object oriented analysis and design techniques. The Company's CODE and equipment communications software products offer these advantages.

         Open controller suppliers are currently a small segment of the overall controls market. They are mostly small undercapitalized companies. Steeplechase, Nematron, and ASAP all market PC-based controllers aimed primarily at sequence control (I/O). Several of them have recently been purchased by larger proprietary controller companies. They typically do not have robust motion solutions and target different markets than Cimetrix. Trellis, a traditional Cimetrix competitor, was recently purchased by KUKA Robotics. Management expects to see additional competitors emerge in this group. None of these competitors offer equipment communications software products.

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

Sales and Marketing

         During 1999, the Company's sales and marketing team targeted two primary markets: Electronics Assembly/SMT and Robotics. The sales and marketing team is responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. The Company's direct sales force is coordinated by an Executive Vice President of Sales and four supporting regional sales managers. Each salesperson is responsible for pursuing potential customer leads in his or her territory and for qualifying customer relationships. The Company's sales offices are located in Salt Lake City, UT, Boston, MA, Monmouth Junction, NJ and Greenville, SC.

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

Intellectual Property Rights

         The open architecture controller technology upon which the Company's CODE software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest and benefit from this intellectual property.

         In December of 1999, the Company purchased the software products of Plug n' Work, Inc., formerly known as Object Factory, Inc. of Greenville, South Carolina. Plug n' Work's software products, which were marketed under the name AART(TM), provide a graphical programming technique complying with IEC-61131- 3, a standard developed to program programmable logic controllers. This technology will now be marketed under the product name CIMBuilder, and will enhance the standard by allowing customers to use object oriented techniques without being computer programmers.

         In December of 1999, the Company also purchased the software products of Systematic Designs International, Inc. ("SDI"), of Vancouver, WA. These newly acquired products will broaden the Company's communication product line, now focused in the SMT industry, to solve semiconductor industry communications. This technology is currently being integrated into the Company's CIMConnect and CIMHost products.

         The technology purchased from Brigham Young University, Plug n' Work, Inc, and SDI, along with other technology developed internally, is proprietary in nature. The Company has obtained two patents on certain aspects of the technology, issued in May 1989 and March 1994, respectively. In addition, the Company has registered its entire CODE software system with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products acquired through acquisitions. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.

Major Customers and Foreign Sales

         In 1999, two customers accounted for 34% and 12% of the Company's revenues, respectively, with sales to affiliates accounting for 17% of revenues. No other single customer accounted for more than 10% of Company revenues in 1999. In 1998, three customers accounted for 37%, 11% and 10% of the Company's revenues, respectively. No other single customer accounted for more than 10% of the Company's revenues in 1998. In 1997, two customers accounted for 27% and 16% of the Company's revenues respectively, with sales to affiliates accounting for 10% of revenues. No other single customer accounted for more than 10% of revenues in 1997. With 46% of the Company's revenues for 1999 coming from two major customers, the loss of either customer could have a significant adverse effect on the Company's operations.

         Subsequent to year end, the Company strengthened its relationship with its Japanese affiliate, Aries, Inc., by investing an additional $478,000 for the purchase of an additional 500 shares of Aries stock, bringing the Company's holdings to 600 shares. The stock was purchased in a sale of 2,950 shares by Aries and brings the Company's total ownership in Aries to approximately 18%. Aries is the Company's distributor in Japan and sales to Aries represented 17% of the Company's total sales in 1999.

The following table summarizes sales to major customers, as a percent of total sales:

                                            Year Ended December 31,
                                     1999            1998             1997
                                     ----            ----             ----
         Company A                    34              37                 0
         Company B                     9              11                27
         Company C                     3              10                16
         Company D                    12               8                 5
         Affiliates                   17               8                10
         All Others                   25              26                42


         During the year ended December 31, 1999, approximately 67% of the Company's revenues were from export sales, of which 17% were to affiliates.

The following table summarizes domestic and export sales, as a percent of total sales:

                                           Year Ended December 31,
                                   1999              1998             1997
                                   ----              ----             ----

         Domestic sales              33               46                61
         Export sales                67               54                39

         As of December 31, 1999, the Company continues to sign support service agreements which are estimated to generate approximately $400,000 in revenues over the term of the agreements, principally in the year 2000.

Personnel

     As of March 28, 2000, the Company had 32 employees, 23 of whom are involved in the technical development and support of customers and products, six in sales and marketing and the remainder in finance and administrative positions. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

         Paul A. Bilzerian, President, Chief Executive Officer and Director, age 49, has been involved in Cimetrix in various capacities since 1994. Mr. Bilzerian has been involved in more than $10 billion dollars of corporate transactions and financing. He has a B.S. Degree from Stanford University and a Masters Degree in Business Administration from Harvard University.

         David P. Faulkner, Executive Vice President of Marketing, age 44, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986-1996. Mr. Faulkner has a B.S. Degree in Electrical Engineering and a Masters Degree in Business Administration from Rensselaer Polytechnic Institute.

         Robert H. Reback, Executive Vice President of Sales, age 40, joined Cimetrix as Vice President of Sales in January 1996 and was promoted to Executive Vice President of Sales and Marketing in January, 1997. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994-1995. From 1985-1993 he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. Degree in Mechanical Engineering and a M.S. Degree in Industrial Engineering from Purdue University.

         Michael D. Feaster, Vice President of Software Development, age 29, joined the Company in April 1998, as Director of Customer Services. In December 1998, Mr. Feaster was promoted to Vice President of Software Development. From 1994 to 1998, Mr. Feaster was employed at Century Software, Inc., as the Vice President of Software Development, directing 25 engineers. Century Software, Inc., is a global supplier of PC to UNIX connectivity software, specializing in internet access of Windows to legacy mission critical applications. From 1988 to 1994 he served as a software engineer contractor/subcontractor for such companies as Fidelity Investments, IAT, Inc., NASA, and Mexico's Border Inspection Division.

        Riley G. Astill, Vice President of Finance, Chief Financial Officer, age 39, originally joined Cimetrix as Controller, in July, 1994. He remained Controller until October, 1996, when he left the Company prior to its moving to Tampa, Florida. Mr. Astill rejoined Cimetrix as Vice President of Finance in December, 1997. Mr. Astill was Controller of a privately held Salt Lake City publisher from 1991-1994. From 1990-1991, he was a Senior Accountant for Oryx Energy Company. From 1988-1990 he was an Accountant for Ernst & Young in Dallas Texas. He has a B.S. Degree in Accounting from the University of Utah and a Masters Degree in Accounting from Utah State University.

        Dr. Steven K.Sorensen, Vice President and Chief Engineer, age 41, joined the Company in 1990. Prior to joining Cimetrix, Dr. Sorensen was an Associate Professor at Brigham Young University, where he received his Ph.D. in Mechanical Engineering. Dr. Sorensen has been working to develop the Cimetrix technology for the past twelve years and is one of the principal architects of many of the Company's most important products.

ITEM 2.  PROPERTIES

         The Company operates in a leased facility located at 6979 South High Tech Drive, Midvale, Utah (about six miles south of Salt Lake City). The Company signed a five year lease beginning in March of 1997. The facility consists of 32,000 square feet, of which 20,000 square feet is office and engineering space and 12,000 square feet is warehouse and storage space.

         In December 1999, the Company entered into a six month lease, for $2,350 per month, for a residential property, which it provides rent-free to the President and other employees as temporary accommodations.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1999.


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

Common Stock

              Period (Calendar Year)                   Price Range

                         1997                  High Bid                  Low Bid
                  ---------------------        --------                  -------
                  First quarter                 $  7.50                $   5.50
                  Second quarter                $  6.25                $   3.25
                  Third quarter                 $  4.42                $   1.50
                  Fourth quarter                $  4.13                $   1.42

                         1998
                  First quarter                 $  2.13                $   1.44
                  Second quarter                $  1.97                $   1.25
                  Third quarter                 $  2.56                $   1.19
                  Fourth quarter                $  1.50                $    .56

                         1999
                  First quarter                 $  1.19                $    .31
                  Second quarter                $  1.03                $    .45
                  Third quarter                 $  4.06                $    .56
                  Fourth quarter                $  3.50                $   1.88

                         2000
                  First quarter (as of 3/28/00) $  7.00                $   2.25


         On March 28, 2000, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was $4.69 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

         On March 28, 2000, there were 24,425,690 shares of common stock issued and outstanding, held by approximately 2,500 beneficial shareholders.

         The total outstanding shares of 24,425,690, includes the issuance of 2,160,000 shares used to acquire the software products and intellectual property rights of Systematic Designs International, Inc., of Vancouver, WA, ("SDI"), and Plug n' Work, Inc., of Greenville, SC, formerly known as Object Factory.

         To date, the Company has not paid dividends with respect to its common stock. There are no restrictions on the declaration or payment of dividends set forth in the Articles of Incorporation of Cimetrix or any other agreement with its shareholders. Management anticipates retaining any potential earnings for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying dividends on the common stock in the foreseeable future.

         Treasury stock of the Company is recorded at cost and is disclosed in the Stockholders' Equity section of the Company's financial statements. The Company has no plan to resell its treasury shares or issue additional shares of stock unless it has a need for additional working capital.

Acquisitions

         On December 1, 1999, the Company closed its transaction to acquire the software products of Plug n' Work, in exchange for 1,200,000 shares of common stock and approximately $300,000 in cash. The acquired software products specialize in component-based machine control using open software standards. The combination of the Plug n' Work products with those of Cimetrix will provide customers with a complete solution for building component-based workcells on open standards.

         On December 3, 1999, the Company closed its transaction to acquire the software products of SDI, in exchange for 960,000 shares of common stock. The acquired software products enable the communication of data across the plant floor using the SECS/GEM communications standard designed for the semiconductor industry.

Options

         A total of 2,000,000 shares of common stock have been reserved for issuance under the Company's stock option plans. As of March 28, 2000, there were issued and outstanding a total of 1,668,000 options for the purchase of the Company's common stock. Each of the Company's stock option plans is discussed below.

         As of March 28, 2000, there were issued and outstanding , options for the purchase of 1,410,000 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. Of these options, 1,067,500 are exercisable at $2.50 per share with the remaining 342,500 exercisable at $3.00 per share. Approximately 725,000 of these options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. These options will begin to expire in December 2002, and continue to expire through January 2005.

         As of March 28, 2000, there were issued and outstanding , options for the purchase of 258,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. All of these options are exercisable at $2.50 per share. Approximately 160,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through June 2004.

         As of December 31, 1999, all options previously outstanding under the Company's 1995 Stock Option Plan, which were exercisable at $3.00 to $10.00 per share, expired.

Senior Notes and Common Stock Warrants

         As of March 28, 2000, there were $2,681,000 of the Company's Senior Notes issued and outstanding, held by 52 bondholders. The Senior Notes are due and payable September 30, 2002. There were also 3,306 warrants issued with the Senior Notes, issued and outstanding, held by 52 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. On December 9, 1998, the underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

Subsequent Events

         Significant events which occurred subsequent to the close of the Company's fiscal year ended December 31, 1999 are discussed below.

         On March 1,2000, the Company agreed to repurchase 250,000 shares of its common stock, issued to SDI as part of the technology acquisition, for $500,000. SDI will receive a one-time cash payment in the amount of $500,000, which is due April 15, 2000.

         Beginning on March 10, 2000, the Company sold 1,700,000 shares of its common stock for $4,250,000 in a Private Placement. The net proceeds to the Company from the private placement was approximately $4,243,000 The shares were offered only to "accredited investors" as that term is defined in Regulation D promulgated under the 1933 Act. The shares sold in the offering were restricted shares and were therefore discounted from the existing market price at that time. This item is not reflected in the Company's audited financial statements as of December 31, 1999, but will be reflected in the appropriate Forms 10-Q for the first and second quarters of 2000.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is derived from the Company's audited financial statements, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.



Statements of Operations Data
                                                        Years ended December 31,
                                          1999         1998         1997        1996         1995
                                          ----         ----         ----        ----         ----
                                             (in thousands, except per share data)

Revenues                            $    3,853     $  4,161   $    2,195   $   2,396      $   664

Operating Expenses:
Cost of revenues                           103          454        1,057       1,342          446
Selling, marketing and
customer support                           734          713        1,066       1,494          947
Research and development                 1,508        1,479        2,008       1,179          930
General and administrative               1,281        1,854        2,288       1,577        1,231
Impairment loss                              -        3,526            -           -            -
Compensation - stock options                12           20          234         685            -
                                    ----------     --------     --------      ------       ------
Total operating expenses                 3,638        8,046        6,653       6,277        3,554
                                    ----------     --------     --------      ------       ------
Income (loss) from operations              215      (3,885)      (4,458)      (3,881)      (2,890)
                                    ----------     --------     --------      ------       -------
Net Income (loss)                   $      102     $(4,070)   $  (4,490)   $  (3,455)     $(2,544)
                                    ==========     ========     ========      ======       =======
Income (Loss) per
  common share                      $      .01 $      (.17)   $    (.20)   $    (.19)     $  (.16)
                                         =====        =====       =====        =====        =====
Dividends per common share                   -            -           -            -            -
                                         =====        =====       =====        =====       ======

Balance Sheet Data
Current assets                      $    2,590     $  2,839   $    2,802   $   4,220    $   3,268
Current liabilities                        883          398          623       1,344          338
Working capital                          1,707        2,441        2,179       2,876        2,930
Total assets                             9,374        3,762        8,019       9,227        9,722
Total long-term debt                     2,681        2,691        3,546         296          338
Stockholders' equity                     5,810          673        3,850       7,631        9,070



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for 1999. The information includes discussions of revenues, expenses, capital resources and other significant items. Generally the information is presented in a three year comparison format using 1999, 1998 and 1997 data.

Statements of Operations Summary

         The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.

                                                     Year Ended December 31,
                                              1999          1998           1997
Net revenues                                  100%          100%           100%
                                            ------        ------         ------
Operating expenses:
     Cost of revenues                            3            11             48
     Selling, marketing and customer support    19            17             49
     Research and development                   39            36             92
     General and administrative                 33            45            104
     Compensation - stock options                0             1             11
     Impairment Loss                             0            85              0
                                            ------        ------          -----
           Total operating expenses             94           193            303
                                            ------        ------          -----
Income (loss) from operations                    6           (93)          (203)
     Interest income, net of expense            (5)           (5)            (2)
     Other income (expenses)                     2             1              1
                                            ------        ------          ------
           Net Income (loss)                     3%          (98)%        (205)%
                                            ======        ======          ======

Net Revenues

         Net revenues for the three fiscal years ended December 31, 1999, 1998, and 1997 were $3,853,000, $4,161,000, and $2,195,000 respectively. Net revenues for 1999 decreased $308,000, or 7%, from the same period in 1998. The decrease in revenues was primarily due to the decrease in sales of engineering services, as the Company continues to concentrate its efforts on the sale of its software products.

         Net revenues for 1999 included approximately $3.1 million of software revenues, $265,000 of application engineering, and the remainder from support agreements and training. Net revenues for 1998 included approximately $3 million of software revenues, $685,000 of application engineering revenues and the remainder from support agreements and training. Net revenues for 1997 included approximately $1.3 million of software revenues, $86,000 of hardware revenues, $530,000 of application engineering revenues and the remainder from support agreements and training.

         The following table summarizes net revenues by categories, as a percent of total net revenues:

                                              Year Ended December 31,
                                       1999              1998             1997
                                       ----              ----             ----
         Software revenues               81               73                59
         Hardware revenues                0                0                 4
         Application revenues             7               17                24
         Support/training revenue        12               10                13

         The above results from 1999 reflect the Company's efforts to focus on its OEM software sales channels and cultivate new OEM software customers.

Cost of Revenues

         The Company's cost of revenues as a percentage of net revenues for the years ended December 31, 1999, 1998, and 1997 were approximately 3%, 11%, and 48%, respectively. The cost of revenues decreased $351,000, or 77% to $103,000 in 1999, from $454,000 in 1998. This decrease is attributable to the decrease in the sales of engineering services and the associated costs of those sales. It is also attributable to the decline in the use of materials used to produce the Company's software products such as manuals, which are now available on CD-Rom. Many sales are also delivered via the Internet and do not require the shipment of media which eliminates shipping costs.

         As software revenues increase as a percentage of total revenues, the cost of revenues will continue to decline. The cost of revenues from software revenue was approximately 1% while the cost of revenues from applications engineering and support was approximately 16%. In 2000, the cost of revenues for software sales should remain less than 2%.

Selling, Marketing and Customer Support

         Selling, marketing and customer support expenses increased $21,000, or 3%, to $734,000 in 1999, from $713,000 in 1998. This minimal increase, reflects the Company's efforts to concentrate sales and marketing efforts on key target markets, thus reducing the need for additional personnel and related travel and office expenses in 1999.

         Selling, marketing and customer support expenses in 1999, 1998 and 1997 reflected the payroll and related travel expenses of full-time sales, marketing and customer support personnel, the development of product brochures and other marketing material, and the costs related to the Company's representation at trade shows.

Research and Development

         Research and development expenses increased by $29,000, or 2%, to $1,508,000 in 1999, from $1,479,000 in 1998. These costs remained fairly constant due to the Company's efforts to better allocate and control software development expenditures. The large decrease in research and development costs from 1997 to 1998 resulted from the elimination of research and development costs related to hardware products. In 1997, considerable amounts were spent on the development of hardware products, including wages, product development and product testing, which were no longer required in 1998.

         The Company's continued efforts to develop its products for Microsoft WindowsNT and the continued development of its GEM products, represented the majority of the research and development expenditures during 1999.

         Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative expenses.

General and Administrative

         General and administrative expenses decreased $573,000, or 31%, to $1,281,000 in 1999, from $1,854,000 in 1998. This decrease was primarily attributable to the reduction of depreciation and amortization expenses. Certain assets which were being depreciated and amortized, were written-off in 1998, resulting in lower expenses in 1999. Continued efforts to reduce operating and legal expenses also contributed to the savings in 1999.

         General and administrative costs include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for 1999 decreased $492,000 or 62%, to $306,000, from $798,000 in 1998. In 1999 depreciation and amortization expenses represented 24% of all general and administrative expenses, compared to 43% in 1998.

Other Income (expenses)

         Interest income increased by $2,000, or 3%, to $65,000 for 1999, from $63,000 for 1998. Improved operating results have allowed the Company to maintain a cash reserve, resulting in increased interest income. Cash reserves are invested in conservative money market fund accounts.

         Interest expense decreased by $7,000, or 3%, to $270,000 for1999, from $277,000 for 1998. This decrease was primarily attributable to the retirement of a portion of the Company's 10% Senior Notes through stock transactions. The balance outstanding on the Senior Notes as of December 31, 1999 was $2,681,000. Interest expense is accrued monthly and is paid semi-annually on April 1, and October 1.

Compensation - Stock Options

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures for stock option grants to employees. During 1999, the Company recorded, in accordance with FAS 123, the compensation cost related to all options granted for non-employee services rendered during 1999.

Liquidity and Capital Resources

     The Company had $1,707,000 in working capital at December 31, 1999, compared with $2,441,000 at December 31, 1998. The decrease of working capital in 1999 resulted from a decrease in cash, which was used to acquire treasury shares and used in acquisition transactions. Positive operating results allowed the Company to maintain its working capital position.

         The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's working capital is sufficient to maintain its current and immediately foreseeable levels of operations.

     The Company had positive cash flow from operating activities of $86,000 for 1999, compared to a negative cash flow from operating activities of $504,000 and $4,141,000 for 1998 and 1997 respectively. Reduced costs were primarily responsible for this improvement.
                                      -19-

         The Company anticipates that capital expenditures for fiscal year 2000, primarily for computer equipment and software, will be approximately $50,000. Management believes that the Company has sufficient funds to meet its capital expenditure requirements for 2000.

         The Company has not been adversely affected by inflation as technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company has not been adversely affected by economic conditions existing in Asia because the Company's software represents a small portion of our customers product costs. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers account for a significant portion of the Company's revenues.

Year 2000 Issues

         The Company experienced no significant or material Year 2000 issues nor did any such issues have an effect on the Company's day to day business, its operations or financial condition. The Company is also not aware of any Year 2000 issues which affected its customers through the use of the Company's software products.

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

              The financial statements of Cimetrix as set forth under Item 8 are filed as part of this report and appear on page F3 of this report.

              Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements and notes thereto.

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

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

                                   SIGNATURES
         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.
                                   CIMETRIX INCORPORATED
                                   By: /S/ RILEY G. ASTILL
                                   -----------------------
                                   RILEY G. ASTILL
                                   Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.
SIGNATURE                                                         CAPACITY

/S/ PAUL A. BILZERIAN                    President and Chief Executive Officer
                                         and Director (as Director and Principal
---------------------                    Executive Officer)
PAUL A. BILZERIAN


/S/ BILL VAN DRUNEN                      Director
---------------------
BILL VAN DRUNEN


/S/ DR. RONALD LUMIA                     Director
---------------------
DR. RONALD LUMIA


/S/ RANDALL A. MACKEY                    Director
---------------------
RANDALL A. MACKEY


/S/ DR. LOWELL K. ANDERSON               Director
---------------------
DR. LOWELL K. ANDERSON

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


         1. EMPHASIS OF MATTER IN AUDITOR'S REPORT. The opinion rendered by Tanner + Co., the Company's independent auditors, on the financial statements of the Company states as of December 31, 1999 the Company earned a net income of $102,000. The Company had an accumulated deficit of $19,001,000 at December 31, 1999.

         2 LIMITED WORKING CAPITAL; Limited Operating History; Accumulated Deficit; Anticipated Losses. As of December 31, 1999, the Company had working capital of $1,707,000. The Company also has an accumulated deficit of $19,001,000 as of December 31, 1999. Such losses have resulted principally from costs incurred in connection with research and development and marketing of the Company's CODE and GEM software product suites. CODE software was introduced commercially in October 1995, and GEM was introduced during 1997. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

         3. INCOME TAXES. The Company had available at December 31, 1999, unused tax operating loss carry forwards of approximately $15,000,000 that may be applied against future taxable income, which begin to expire in 2004. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FASB
109) requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At December 31, 1999, the total of all deferred tax assets was approximately $6,200,000 and the total of all deferred tax liabilities was approximately $100,000. Because of the uncertainty about whether the Company will generate sufficient future taxable income to realize the deferred tax assets, the Company has established a valuation allowance of $6,100,000 to offset all its deferred tax assets.

         4. DEPENDENCE ON SIGNIFICANT CUSTOMERS. Customer "A" accounted for approximately 34% and 37% of the Company's revenues in 1999 and 1998, respectively. Customer "B" accounted for approximately 9% and 11% of the Company's revenues in 1999 and 1998, respectively. Customer "C" accounted for approximately 3% and 10% of the Company's revenues in 1999 and 1998, respectively. Customer "D" accounted for approximately 12% and 8% of the Company's revenues in 1999 and 1998, respectively. The loss of any customer's business could have a material adverse effect on the

Company. Additionally, the quantity of each customer's business with the Company depends substantially on market acceptance of their products that utilizes the Company's software products. The Company could be materially adversely affected by a downturn in either Company's sales or their failure to meet sales expectations. The Company will likely from time to time have other customers that account for a significant portion of its business.

         5. DEPENDENCE ON RELATIVELY NEW PRODUCTS. The Company has only recently begun to install and implement its products with customers. The Company's CODE software system was introduced commercially in October 1995, and its GEM software product suite has been developed during the past three years and was commercially introduced during 1997. In addition, the Company will only begin to introduce commercially in 2000, its new software products recently purchased from SDI and Plug n' Work. As a result, the Company has only limited history with these products, and there can be little assurance that they will achieve market acceptance. The Company's future success will depend on sales of these products, and the failure of these products to achieve market acceptance would have a materially adverse effect on the Company. In addition, the Company has limited experience with the installation, implementation and operation of its products at customer sites. There is no assurance that the Company's products will not require substantial modifications to satisfy performance requirements or to fix previously undetected errors. If customers were to experience significant problems with the Company's products, or if the Company's customers were dissatisfied with the products' functionality, performance, or support, the Company would be materially adversely affected.

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

         8. EXPORT SALES. Export sales accounted for approximately 67%, 54% and 39% of the Company's business in 1999, 1998 and 1997, respectively. To service the needs of these customers, the Company must provide worldwide sales and product support services. There are a number of risks inherent in international expansion, including language barriers, increased risk of software piracy, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign companies, longer account receivable cycles and increased collection risks, potentially adverse tax consequences, difficulty in repatriating earnings, and the burdens of complying with a wide variety of foreign laws. Thus far, all the Company's export sales have been payable in United States dollars.

         9.DEPENDENCE ON CERTAIN INDIVIDUALS. The Company is highly dependent on the services of its key managerial and engineering personnel, including Paul A. Bilzerian, President and Chief Executive Officer, Michael D. Feaster, Vice President of Software Development, David P. Faulkner, Executive Vice President of Marketing and Robert H. Reback, Executive Vice President of Sales. Any material change in the Company's senior management team could adversely affect the Company's profitability and business prospects. The Company does not maintain key man insurance for any of its key management and engineering personnel.

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

         11. CONTROL. Investors in the Common Stock (through exercise of the Options or Warrants) will be entitled to vote in the election of the Company's directors, but will not be entitled to separate board representation. The executive officers and directors of the Company have direct or may be deemed to have direct ownership of approximately 24% of the outstanding shares of Common Stock of the Company. The voting power represented by these shares, though not an absolute majority, is probably sufficient to provide effective control over most affairs of the Company.

        12.MARKETABILITY OF COMMON STOCK.The Company's Common Stock is currently traded through three market makers, but is not listed on any securities exchange or quoted on an automated interdealer quotation system, which would provide automated quotations of the stock's price. Trading through market makers tends to limit the volume of sales and can cause wide fluctuations in a stock's price, based on the available supply and demand for the stock at any particular time.

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

CIMETRIX INCORPORATED
Financial Statements
December 31, 1999 and 1998



                              CIMETRIX INCORPORATED

                          Index to Financial Statements


--------------------------------------------------------------------------------





                                                                            Page


Independent auditors' report                                                 F-2


Balance sheet                                                                F-3


Statement of operations                                                      F-4


Statement of stockholders' equity                                            F-5


Statement of cash flows                                                      F-7


Notes to financial statements                                                F-8
--------------------------------------------------------------------------------




                                   -28-                                      F-1

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Cimetrix Incorporated


We have audited the balance sheet of Cimetrix Incorporated as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.







Salt Lake City, Utah
February 11, 2000, except for
note 19, which is dated
March 24, 2000




                                    -29-                                     F-2

                                                           CIMETRIX INCORPORATED
                                                                   Balance Sheet
                                            (In thousands, except share amounts)

                                                                    December 31,
--------------------------------------------------------------------------------

              Assets                                      1999              1998
              ------
                                             -----------------------------------

Current assets:
     Cash and cash equivalents               $           1,042  $          1,645
     Receivables, net                                    1,440             1,175
     Inventories                                           102                 -
     Prepaid expenses and other current assets               6                19
                                              ----------------------------------

                  Total current assets                   2,590             2,839

Property and equipment, net                                459               716
Technology, net                                          6,149                 -
Other assets                                               176               207
                                             -----------------------------------

                                             $           9,374  $          3,762
                                             -----------------------------------

--------------------------------------------------------------------------------

                            Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                        $             170  $            159
     Accrued expenses                                      643               155
     Deferred support revenue                               70                84
                                             -----------------------------------

                  Total current liabilities                883               398
                                             -----------------------------------

Notes payable                                            2,681             2,691
                                             -----------------------------------

Commitments and contingencies                                -                 -

Stockholders' equity:
     Common stock, $.0001 par value, 100,000,000 shares
       authorized; 23,125,690 and 24,743,928 shares
       issued and outstanding, respectively                  2                 2
     Additional paid-in capital                         24,810            19,787
     Treasury stock 6,722 and 12,722 shares, at cost        (1)              (1)
     Stock subscription receivable                           -              (12)
     Accumulated deficit                               (19,001)         (19,103)
                                             -----------------------------------

              Total stockholders' equity                 5,810               673
                                             -----------------------------------

                                             $           9,374  $          3,762
                                             -----------------------------------

                                    -30-                                     F-3

--------------------------------------------------------------------------------



See accompanying notes to financial statements.


                                            Statement of Operations
                                                                      (In thousands, except share amounts)

                                                                                  Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------




                                                                   1999             1998              1997
                                                     -----------------------------------------------------

Net sales                                            $            3,853  $         4,161  $          2,195
                                                     -----------------------------------------------------

Operating expenses:
     Cost of sales                                                  103              454             1,057
     General and administrative                                   1,281            1,854             2,288
     Selling, marketing and customer support                        734              713             1,066
     Research and development                                     1,508            1,479             2,008
     Compensation expense - stock options                            12               20               234
     Impairment loss                                                  -            3,526                 -
                                                     -----------------------------------------------------

                                                                  3,638            8,046             6,653
                                                     -----------------------------------------------------

Income (loss) from operations                                       215           (3,885)           (4,458)
                                                     -----------------------------------------------------

Other income (expense):
     Interest income                                                 65               63                53
     Interest expense                                              (270)            (277)              (97)
     Other income                                                    92               23                12
     Gain on disposition of assets                                    -                6                 -
                                                     -----------------------------------------------------

                                                                   (113)            (185)              (32)
                                                     -----------------------------------------------------

Income (loss) before income taxes                                   102           (4,070)           (4,490)
Provision for income taxes                                            -                -                 -
                                                     -----------------------------------------------------

Net income (loss)                                    $              102  $        (4,070  $         (4,490)
                                                     -----------------------------------------------------

Income (loss) per common share -
  basic and diluted                                  $              .01  $         (.17)  $          (.20)
                                                     -----------------------------------------------------



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                      -31-                                   F-4



                                                                                              CIMETRIX INCORPORATED

                                                                                  Statement of Stockholders' Equity
                                                                               (In thousands, except share amounts)

                                                                       Years Ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------



                                                                          Unearned
                                                                          Compen-
                                                              Additional sation on     Stock
                        Treasury Stock       Common Stock       Paid-In    Stock   Subscription  Accumulated
                     -----------------------------------------
                       Shares    Amount     Shares    Amount    Capital   Options   Receivable     Deficit    Total
                     ------------------------------------------------------------------------------------------------

Balance at
  January 1, 1997             -  $      -  18,121,428  $     2  $  18,406  $   (234)  $        -   $  (10,543) $7,631

Warrants exercised            -         -   6,192,500        -      1,385         -            -            -   1,385

Purchase of
  treasury stock        200,000    (1,000)          -        -          -         -            -            -  (1,000)

Common stock
  options exercised           -         -      30,000        -         90         -            -            -      90

Amortization of
  unearned
  compensation                -         -           -        -          -       234            -            -     234

Net loss                      -         -           -        -          -         -            -       (4,490) (4,490)
                     ------------------------------------------------------------------------------------------------

Balance at
  December 31, 1997     200,000    (1,000) 24,343,928        2     19,881         -            -      (15,033)  3,850


Purchase of
  treasury stock        192,722      (125)          -        -          -         -            -            -    (125)

Treasury stock issued for:
  Cash                 (353,091)      990           -        -       (617)        -            -            -     373
  Senior notes
    payable             (18,182)       91           -        -        (66)        -                         -      25
  Receivable             (8,727)       43           -        -        (31)        -          (12)           -       -

Common stock issued
  for senior notes
  payable                     -         -     400,000        -        600         -            -            -     600

Stock compensation            -         -           -        -         20         -            -            -      20

Net loss                      -         -           -        -          -         -            -       (4,070) (4,070)
                     ------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                     -32-                                    F-5


                                                                                     CIMETRIX INCORPORATED

                                                                         Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)
                                                                                                 Continued

                                                              Years Ended December 31, 1999, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------





                                                                            Unearned
                                                                            Compen-
                                                                Additional sation on     Stock
                        Treasury Stock       Common Stock         Paid-In    Stock   Subscription  Accumulated
                     -----------------------------------------
                       Shares    Amount     Shares    Amount      Capital   Options   Receivable     Deficit    Total
                     ------------------------------------------------------------------------------------------------
Balance at
  December 31, 1998      12,722        (1) 24,743,928        2     19,787         -       (12)      (19,103)      673

Treasury stock issued
  as compensation        (6,000)        -           -        -          4         -         -             -         4

Retirement of common
  stock                       -         -  (3,528,238)       -       (351)        -         -             -      (351)

Collection of stock
  subscription
  receivable                  -         -           -        -          -         -        12             -        12

Common stock issued
  for technology              -         -   1,910,000        -      5,358         -         -             -     5,358

Stock option
  compensation                -         -           -        -         12         -         -             -        12

Net income                    -         -           -        -          -         -         -           102       102
                     ------------------------------------------------------------------------------------------------

Balance at
  December 31, 1999       6,722  $     (1) 23,125,690  $     2    $24,810      $  -   $     -     $ (19,001) $  5,810
                     ------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                     -33-                                    F-6



                                                                                     CIMETRIX INCORPORATED
                                                                             Notes to Financial Statements
                                                                      (In thousands, except share amounts)
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------



                                                                                   Statement of Cash Flows
                                                                                            (In thousands)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                     1999          1998          1997
                                                                ------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                          $          102  $     (4,070)  $    (4,490)
     Adjustments to reconcile net income(loss) to net
       cash provided by (used in) operating activities:
         Amortization and depreciation                                     306           798           754
         Provision for losses on receivables                              (145)           94           116
         Gain on disposition of assets                                       -            (6)            -
         Stock compensation expense                                         16            20           234
         Impairment loss                                                     -         3,526             -
         Other                                                               -          (247)            -
         (Increase) decrease in:
              Receivables                                                 (120)         (568)         (200)
              Inventories                                                 (102)           53           284
              Prepaid expenses and other current assets                     13            62           164
              Other assets                                                  31            23          (190)
         Increase (decrease) in:
              Accounts payable                                              11          (196)         (316)
              Accrued expenses                                             (12)          (28)         (276)
              Deferred support revenue                                     (14)           35          (221)
                                                                ------------------------------------------
                  Net cash provided by (used in)
                  operating activities                                      86          (504)       (4,141)
                                                                ------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                    (13)          (42)         (478)
     Purchase of technology                                               (327)            -             -
     Proceeds from disposal of property                                      -            21             -
                                                                ------------------------------------------
                  Net cash used in
                  investing activities                                    (340)          (21)         (478)
                                                                ------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  -           373         1,475
     Proceeds from long-term debt                                            -             -         3,333
     Payments on long-term debt                                            (10)           (5)          (47)
     Collection of stock subscription receivable                            12             -             -
     Retirement of common stock                                           (351)
     Purchase of treasury stock                                              -          (125)       (1,000)
                                                                ------------------------------------------
                  Net cash (used in) provided by
                  financing activities                                    (349)          243         3,761
                                                                ------------------------------------------

Net decrease in cash and cash equivalents                                 (603)         (282)         (858)

Cash and cash equivalents at beginning of year                           1,645         1,927         2,785
                                                                ------------------------------------------

Cash and cash equivalents at end of year                        $        1,042  $      1,645  $      1,927
                                                                ------------------------------------------

----------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                                   -34-                                      F-7

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)

                                                December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------


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


Inventories
Inventories consist of finished goods and are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.


--------------------------------------------------------------------------------


                                -35-                                         F-8

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies (Continued)

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


Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Software costs are carried at the unamortized cost or net realizable value. Net realizable value is reviewed on an annual basis after assessing potential sales of the product in that the unamortized capitalized cost relating to each product is compared to the net realizable value of that product and any excess is written off as required by SFAS No. 86.


Technology
Technology consists of the costs to obtain the Company's AART and SDI SECS/GEM technology (see Note 4). The technology is being amortized on the straight-line method over twelve years.

--------------------------------------------------------------------------------


                                    -36-                                     F-9

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1. Organization and Significant Accounting Policies (Continued)

Goodwill
Goodwill reflects the excess of the costs of purchasing the minority interest of Cimetrix (USA) Incorporated over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight line basis over 15 years. During the year ended December 31, 1998 the unamortized portion of the goodwill was written off (see note 8). Amortization expense charged to operations for 1998 and 1997 was approximately $217 and $218, respectively.


Patents and Copyrights
The Company has obtained two patents related to certain technology. In addition, the Company has registered its entire software system products with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.


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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted per share calculation when their effect is antidilutive.

--------------------------------------------------------------------------------


                                -37-                                        F-10

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




2.   Receivables

                                                        December 31,
                                            ------------------------------------
                                                   1999              1998
                                            ------------------------------------
Receivables:

     Trade receivables                      $     1,505        $    1,355
     Other receivables                                -                30

                                            ------------------------------------
                                                  1,505             1,385

     Less allowance for doubtful
       accounts                                     (65)             (210)
                                            ------------------------------------
                                            $     1,440        $    1,175
                                            ------------------------------------


3.   Property and Equipment

Property and equipment consists of the following:


                                                     December 31,
                                        -----------------------------------
                                                1999             1998
                                        -----------------------------------

Software development costs              $        464  $           464
Equipment                                        362              351
Office equipment and software                    306              304
Furniture and fixtures                           214              214
Leasehold improvements                            83               83
                                        -----------------------------------

                                               1,429            1,416

Accumulated depreciation and
  amortization                                  (970)            (700)
                                        -----------------------------------

                                        $        459  $           716
                                        -----------------------------------




--------------------------------------------------------------------------------


                                        -38-                                F-11

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



4.   Technology

AART
During the year ended December 31, 1999, the Company purchased technology that is referred to as AARTTM. This technology uses a component-based approach to control machines using industry standard languages. When combined with the Company's other products, the combined product line now offers an integrated complete solution for building component-based workcells using open software standards. The Company purchased all rights, title, interest, and benefit in and to the technology for 1,200,000 shares of restricted common stock of the Company valued at $3,450 plus cash of $327.


SDI SECS/GEM
During the year ended December 31, 1999, the Company purchased technology that is referred to as the sdiStationTM. This technology is used in the semiconductor and electronics industries. The Company purchased all rights, titles, interest, and benefit in and to the technology for 710,000 shares of restricted common stock of the Company as well as a payable for $500,000. The shares were valued at $1,908.

Amortization expense on this technology for 1999 was approximately $36.


Robcal and Robline
The Company purchased technology that is referred to as ROBLINE and ROBCAL. ROBLINE and ROBCAL, together with other technology developed by the Company, has enabled the Company to develop the Cimetrix Open Development Environment ("CODE") which includes "open architecture" standards-based, operating systems software and controller hardware that allow manufacturing engineers to replace cumbersome proprietary systems with open systems when designing automated workcells. The Company purchased all rights, title, interest, and benefit in and to the intellectual property for cash payments of $50 per year for ten years, plus 120,000 shares of restricted common stock of the Company valued at $3.75 per share. The cash payments were discounted using an incremental borrowing rate of 9.5% and recorded as a note payable of approximately $344. During the year ended December 31, 1998 the unamortized portion of the technology was written off (see note 8). Amortization expense charged to operations for 1998, and 1997 was approximately $53 per year.



--------------------------------------------------------------------------------


                                  -39-                                      F-12

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



5.   Lease Obligations
The Company leases certain office space and vehicles under noncancellable operating lease agreements. Future minimum lease payments required under operating leases are as follows:


                           Year Ending December 31:                 Amount
                                                              ------------------

                           2000                               $              246
                           2001                                              246
                           2002                                               63
                                                              ------------------

                                                              $              555
                                                              ------------------

Rental expense for the years ended December 31, 1999, 1998, and 1997 on operating leases was $244, $273, and $269, respectively.


The Company subleases certain office space under a noncancellable operating lease arrangement. Future minimum rentals to be received under the sublease are as follows:


                           Year Ending December 31:

                           2000                               $               27
                           2001                                               27
                           2002                                                7
                                                              ------------------

                                                              $               61
                                                              ------------------

Rental income for the years ended December 31, 1999, 1998, and 1997 on subleases was $16, $0, $0, respectively.


6.   Senior Notes Payable
The Company has 10% unsecured Senior Notes Due 2002 (Senior Notes) in a public offering. Interest on the Senior Notes is payable semiannually on April 1 and October 1 of each year and mature on September 30, 2002.


--------------------------------------------------------------------------------


                                     -40-                                   F-13

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



6.   Senior Notes Payable Continued
Each purchaser of a Senior Note also received, for no additional consideration, one common stock purchase warrant (a Warrant) for each $1,000 principal amount of Senior Notes purchased. Each Warrant entitles the holder to purchase 250 shares of the Company's common stock for $2.50 per share. The Warrants are exercisable any time before September 30, 2002, as a whole, in part, or increments, but only if the shares of common stock issuable upon exercise of the Warrants are registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the Warrant holders reside. During the year ended December 31, 1998, the Company registered the common stock issuable upon exercise of the warrants. The exercise price of the Warrants is payable at the holder's option, either in cash or by the surrender of Senior Notes at their face amount plus accrued interest. The Warrants are transferable separately from the Senior Notes.


The Senior Notes were not redeemable by the Company prior to October 1, 1999. Beginning October 1, 1999, the Senior Notes are redeemable at the Company's option, as a whole or in part, in increments of $1,000, at any time or from time to time, at the redemption prices stated below plus accrued interest, upon not fewer than 30 or more than 60 days advance notice. The redemption prices (expressed in percentages of principal amount) for the 12-month period commencing on October 1 of each year indicated are as follows:


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


The balance due to senior note holders at December 31, 1999 and 1998 were $2,681 and $2,691.



--------------------------------------------------------------------------------


                                        -41-                                F-14

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income Taxes
The (provision) benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes for the following reasons:


                                                   Years Ended
                                                   December 31,
                                -------------------------------------------
                                         1999           1998          1997
                                -------------------------------------------

Federal income tax
(provision) benefit at
statutory rate                  $           (34)  $    1,384  $      1,527
Life insurance and meals                     (6)          (3)          (15)
Change in valuation
allowance                                    40       (1,381)       (1,512)
                                -------------------------------------------

                                $                 $        -  $          -
                                -------------------------------------------


Deferred tax assets (liabilities) are comprised of the following:


                                                    December 31,
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------

Net operating loss carryforwards        $            5,020  $         6,149
Asset impairment                                     1,105                -
Depreciation and amortization                         (105)            (140)
Allowance for doubtful accounts                         22               71
Accrued vacation                                        21               18
Deferred income                                         24               29
                                        -----------------------------------

                                                     6,087            6,127

Less valuation allowance                            (6,087)          (6,127)
                                        -----------------------------------

                                        $                -  $             -

                                        -----------------------------------



At December 31, 1999, the Company has a net operating loss carryforward available to offset future taxable income of approximately $15,000 which will begin to expire in 2004. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforward which could be utilized.

--------------------------------------------------------------------------------


                                      -42-                                  F-15

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


8.   Impairment Loss
During 1998, the Company settled ongoing litigation associated with the purchase of technology and a related subsidiary. Management also determined that the related assets (i.e. goodwill, software development costs, and technology) had been impaired. Consequently, the following adjustments were recorded to write-down these assets to their estimated realizable values:


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
                                                          -----------------

9.   Supplemental Cash Flow Information
During the year ended December 31, 1999 the Company issued common stock in exchange for technology of $5,358 and a payable of $500.


During the year ended December 31, 1998:

o The Company retired $625 senior notes payable through the issuance of common stock.

o The Company satisfied a capital lease obligation through decreasing property and equipment and long-term debt by $14.

o The Company issued common stock in exchange for a stock subscription receivable of $12.


Actual amounts paid for interest and income taxes are as follows:


                                               Years Ended
                                               December 31,
                               --------------------------------------------
                                    1999           1998          1997
                               --------------------------------------------

Interest                       $     269      $     274    $       35
                               --------------------------------------------

Income taxes                   $       -      $       -    $        -
                               --------------------------------------------



--------------------------------------------------------------------------------


                                     -43-                                   F-16

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




10.  Major Customers
Sales  to  major   customers   which  exceeded  10  percent  of  net  sales  are
approximately as follows:


                                               Years Ended
                                               December 31,
                               --------------------------------------------
                                    1999             1998          1997
                               --------------------------------------------

Company A                      $         1,317  $        1,530  $        -
Company B                      $           446  $            -  $        -
Company C                      $             -  $          438  $      603
Company D                      $             -  $          429  $      355


Export sales to unaffiliated customers were approximately $1,908, $1,913, and $653, in 1999, 1998, and 1997, respectively. All major export sales were made to Germany and Japan.


11.  Employee Benefit Plan
The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20% of their gross wages.


The Company will match 50% of the employees' contribution up to a maximum of 2% of the employees' annual pay. Participants vest in the employers' contribution over a five year period. For the years ended December 31, 1999, 1998, and 1997, the Company contributed approximately $25, $25, and $19, respectively, to the plan.


12.  Related Party Transactions
During the years ended December 31, 1999, 1998, and 1997, the Company incurred fees of approximately $120, $120, and $90, respectively, to a corporation managed by the current President of the Company. The fees were paid for the individual to act as President of the Company. In addition the Company leased a home and vehicle for the President. Lease expense paid during the years ended December 31, 1999, 1998 and 1997 was approximately $20 each year.


--------------------------------------------------------------------------------


                                -44-                                        F-17

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



12.  Related Party Transactions (Continued)
The Company has an investment in a corporate entity. The investment is accounted for at the lower of cost or market and is included in other assets. During the years ended December 31, 1999 and 1998, the Company recognized sales of approximately $671 and $331 to this entity, respectively. In addition as of December 31, 1999 and 1998, the Company had receivables of approximately $862 and $237, respectively.


13.  Stock Options and Warrants
The Company has a stock option plan (Incentive Option Plan), which allows a maximum of 2,000,000 options which may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Incentive Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years.


The Company has a stock option plan (Directors Option Plan), which allows a maximum of 400,000 shares of common stock to be granted to purchase, at a price of the greater of $2.50 or 100% of the fair market value at the date of grant. Under the Directors Option Plan, Directors will receive 24,000 shares annually on each anniversary date during the term of this plan.


--------------------------------------------------------------------------------


                                     -45-                                   F-18

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



13.  Stock Options and Warrants Continued
Information regarding the stock options and warrants is summarized below:


                                             Number of        Weighted
                                              Options          Average
                                                and           Exercise
                                             Warrants           Price
                                         ----------------------------------

Outstanding at January 1, 1997                   8,103,388  $          1.32
  Granted                                        1,533,500             6.00
  Exercised                                     (6,222,500)             .24
  Forfeited                                       (832,500)            5.93
                                         ----------------------------------

Outstanding at December 31, 1997                 2,581,888             4.42
  Granted                                        1,554,500             2.50
  Forfeited                                     (1,565,888)            4.48
                                         ----------------------------------

Outstanding at December 31, 1998                 2,570,500             2.50
Granted                                            463,000             2.57
Forfeited                                         (869,000)            2.50
                                         ----------------------------------

Outstanding at December 31, 1999                 2,164,500  $          2.52
                                         ----------------------------------



--------------------------------------------------------------------------------


                                       -46-                                 F-19

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




13.  Stock Options and Warrants (Continued)
The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                  Years Ended
                                                  December 31,
                                 ----------------------------------------------
                                       1999           1998           1997
                                 ----------------------------------------------

Net income (loss) - as
reported                         $            102  $      (4,070) $      (4,490)
Net loss - pro forma             $           (342) $      (4,438) $      (4,490)
Income (loss) per share -
  as reported                    $            .01  $        (.17) $        (.20)
Loss per share - pro forma       $           (.02) $        (.18) $        (.20)
                                 ----------------------------------------------



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                 December 31,
                                   --------------------------------------------
                                        1999           1998          1997
                                   --------------------------------------------

Expected dividend yield            $            -  $          -           $  -
Expected stock price volatility              114%          148%             69%
Risk-free interest rate                      5.5%          5.5%            5.5%
Expected life of options                  5 years       5 years        2-5 years
                                   --------------------------------------------

The weighted average fair value of options granted during 1999, 1998, and 1997 was $.91, $1.26, and $3.39, respectively.


--------------------------------------------------------------------------------


                                       -47-                                 F-20

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




13.  Stock Options and Warrants (Continued)
The following table summarizes information about stock options and warrants outstanding at December 31, 1999:


                            Outstanding                      Exercisable
--------------------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining    Weighted                   Weighted
                            Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number       Exercise
    Price      Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$ 2.50 - 3.00   2,164,500        3.19   $     2.52    1,400,750    $     2.50
--------------------------------------------------------------------------------


14.  Earnings Per Share
Financial accounting standards requires companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:


                                                  Years Ended
                                                  December 31,
                                      -----------------------------------------
                                           1999          1998         1997
                                      -----------------------------------------
Basic EPS:
Net income (loss) available to
  common stockholders                 $          102  $     (4,070) $    (4,490)
                                      -----------------------------------------

  Weighted average common
    shares                                22,080,000    24,433,000   22,185,000
                                      -----------------------------------------

  Net income (loss) per share         $          .01  $       (.17) $      (.20)
                                      -----------------------------------------

Diluted EPS:
Net income (loss) available to
  common stockholders                 $          102  $     (4,070) $     4,490
                                      -----------------------------------------

  Weighted average common
    shares                                22,161,000    24,433,000   22,185,000
                                      -----------------------------------------

  Net income (loss) per share         $          .01  $       (.17) $      (.20)
                                      -----------------------------------------




--------------------------------------------------------------------------------


                                       -48-                                 F-21

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



15.  Fair Value of Financial Instruments
The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as to the individual borrowings bear interest at market interest rates.


16.  Continuing Operations
During its existence, the Company has incurred operating losses, with the exception of the current year, including $4,070, and $4,490, during the years ended December 31, 1998 and 1997, respectively. Net cash used by operations amounted to approximately $504 and $4,141, during the same periods.


Historically, the Company has raised the required financing for its activities through the sale of the Company's common shares and from short-term borrowing. The Company has also taken steps to decrease general and administrative expenses. Management of the Company believes that at December 31, 1999, the Company is capable of financially meeting the demands inherent as normal sales continue to develop during 2000.


Because of the cash position of the Company at December 31, 1999, changes in operating costs, and increases in sales activity, the accompanying financial statements do not contain any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary, should the Company be unable to achieve profitable operations and generate sufficient working capital to fund operations and pay or refinance its current obligations.


17.  Commitments and Contingencies
Employment Agreements
The Company has entered employment agreements with certain employees which requires annual aggregate payments of $415 through 2001 and $220 through 2002. In addition, the Company has agreed to reimburse each employee associated with these agreements up to $15 to relocate.


--------------------------------------------------------------------------------


                                      -49-                                  F-22

                                                           CIMETRIX INCORPORATED
                                                   Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


17.  Commitments and Contingencies Continued
Product Warranties
The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 1999, 1998, and 1997, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refund has been paid to any customer as of December 31, 1999. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.


Litigation
The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse effect on its financial position.


18.  Recent Accounting Pronouncements
In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


19.  Subsequent Event
On March 24, 2000, the Company completed a private placement of common stock, selling 1,700,000 shares at a price of $2.50 per share. The net proceeds to the Company from the private placement was approximately $4,243,000.


--------------------------------------------------------------------------------


                                     -50-                                   F-23