Form 10-Q
period 2000-03-31
CIMETRIX INC
filed 2000-05-15
CIK 786620

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Number of shares outstanding of each of the issuer's classes of common stock as of May 12, 2000: Common stock, par value $.0001 - 24,426,690.

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX

                          PART I Financial Information

         Item 1.  Financial Statements
         a)  Condensed Statements of Operations...............................1
         b)  Balance Sheets...................................................2
               c)  Statements of Cash Flows...................................3

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................5



                            PART II Other Information

         Item 1. Legal Proceedings...........................................10

         Item 2. Changes in Securities.......................................10

         Item 3. Defaults Upon Senior Securities.............................10

         Item 4. Submission of Matters to a Vote of Security Holders.........10

         Item 5. Other Information...........................................10

         Item 6. Exhibits and Reports on Form 8-K............................10

         Signature...........................................................11

                                                                 1
                         PART 1 - FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                --------------------------------
                                                    2000             1999

NET SALES                                           $757            1,021
                                                     ---            -----

OPERATING EXPENSES
Cost of sales                                         34               15
Selling, marketing and customer support              229              192
Research and development                             500              374
General and administrative                           408              300
                                                     ---              ---

Total operating expenses                           1,171              881
                                                   -----              ---

INCOME (LOSS) FROM OPERATIONS                       (414)             140
                                                   -----              ---

OTHER INCOME (EXPENSES)
         Interest income                              20               17
         Interest expense                            (67)             (69)
                                                    ----             ----

                  Total other income (expense)       (47)             (52)
                                                    ----             ----

INCOME (LOSS) BEFORE INCOME TAXES                   (461)              88

INCOME TAX EXPENSE (BENEFIT)                          --               --

NET INCOME (LOSS)                          $        (461)    $         88
                                                   =====               ==

BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                      $        (.02)    $       (.00)
                                                   =====            =====

WEIGHTED AVERAGE SHARES OUTSTANDING           23,139,976       22,695,800

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                           March 31,           December 31,
                                               2000                1999
                                         ------------              ----
                                         (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents        $        4,472      $        1,042
    Accounts receivable, net                    712               1,440
    Inventories                                 162                 102
    Stock subscription receivable               250                   -
    Prepaid expenses and other current assets     4                   6
                                                  -                   -
            Total current assets              5,600               2,590

Property and equipment, net                     327                 340
Capitalized software costs, net                  95                 119
Technology, net                               6,017               6,149
Investment in affiliate                         522                 132
Other assets                                    124                  44
                                                ---                  --
                                     $       12,685      $        9,374
                                             ======               =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                 $          134      $          170
    Accrued expenses                            713                 643
    Customer deposits                            63                  70
                                                 --                  --
        Total current liabilities               910                 883

LONG TERM DEBT, net of current portion        2,681               2,681
                                              -----               -----
                  Total Liabilities           3,591               3,564

COMMITMENTS AND CONTINGENCIES                     -                   -

STOCKHOLDERS' EQUITY
 Common stock, $.0001 par value:
   100,000,000 shares authorized;
   24,426,690 and 23,125,690 shares issued
   and outstanding, respectively                  3                   2
 Additional paid-in capital                  29,054              24,810
 Treasury stock, at cost                         (1)                 (1)
Stock subscription receivable                  (500)                  -
         Accumulated deficit                (19,462)            (19,001)
                                            -------            --------

                  Net Stockholders' Equity    9,094               5,810
                                              -----               -----

                                     $       12,685     $         9,374
                                             ======               =====


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               2000              1999
                                                                               ----              ----
Cash Flows to Operating Activities:
         Net Income (Loss)                                            $        (461)      $        88
         Adjustments to reconcile net loss to net cash used by
            Operating activities:
                  Amortization and depreciation                                 203                89
                  Changes in assets and liabilities:
                           (Increase)decrease in accounts receivable            698              (118)
                           (Increase) decrease in inventory                     (60)              (45)
                           (Increase) decrease in prepaid expenses                2                16
                           Increase (decrease) in accounts payable              (36)              165
                           Increase (decrease) in accrued expenses               70               (27)
                           Increase (decrease) in other assets                    8                 -
                           Increase (decrease) in customer deposits              (7)               63

                  Net Cash Flow Provided(Used)by Operating Activities           417               231
                                                                                ---               ---
Cash Flows to Investing Activities:
         Purchase of property and equipment, net of retirements                  (9)              (6)
         Investment in affiliates                                              (478)              --

                  Net Cash Flow Used by Investing Activities                   (487)              (6)
                                                                                ---               --

Cash Flows from Financing Activities:
         Proceeds from issuance of common stock                               3,250               --
         Purchase of Treasury Stock                                              --             (301)
         Proceeds from stock subscription receivable                            250               --

                  Net Cash Flow Provided (Used) by Financing Activities       3,500             (301)
                                                                              -----              ---

Net Increase (Decrease) in Cash and Cash Equivalents                          3,430              (76)
Cash and Cash Equivalents at the Beginning of Period                          1,042            1,645
Cash and Cash Equivalents at the End of Period                        $       4,472       $    1,569

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:
                  Interest                                            $          --       $       --
                  Income taxes                                        $          --       $       --

Supplemental Schedule of Noncash Investing and Financing
Activities:
         Issuance of stock upon exercise of non-qualified
            Options or warrant, net of repurchase                     $          --       $       --

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         NOTE 2 - STOCK OPTIONS, SENIOR NOTES AND WARRANTS

                      A total of 2,000,000 shares of common stock have been reserved for issuance under the Company's stock option plans. As of May 12, 2000, there were issued and outstanding, options for the purchase of 1,350,000 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. Of these options, approximately 345,000 are exercisable at $3.00 per share with the remaining 1,005,000 exercisable at $2.50 per share. Additionally 1,005,000 of these options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. These options will begin to expire in December 2003, and continue to expire through February 2005.

                      As of May 12, 2000, there were issued and outstanding, options for the purchase of 258,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. All of these options are exercisable at $2.50 per share. Approximately 160,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through June 2004.

                      As of May 12, 2000, there were $2,681,000 of the Company's Senior Notes issued and outstanding, held by 52 bondholders. The Senior
     Notes are due and payable September 30, 2002. There were also 3,306 warrants issued with the Senior Notes, all of which are outstanding, held by 52 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. On December 9, 1998, the underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

         NOTE 3 - COMMON STOCK

                      On May 12, 2000, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was $4.69 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

          On May 12, 2000, there were 24,426,690 shares of common stock issued and outstanding, held by approximately 2,500 beneficial shareholders.

         NOTE 4 - PRIVATE PLACEMENT

          Beginning on March 10, 2000, the Company sold 1,700,000 shares of its common stock for $4,250,000 in a Private Placement. The net proceeds to the Company from the private placement was approximately $4,245,000. The shares were offered only to "accredited investors" as that term is defined in Regulation D promulgated under the 1933 Act. The shares sold in the offering were restricted shares and were therefore discounted from the existing market price at that time.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the first quarter of 2000. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the first quarter data of 2000 and 1999.

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

         Statements of Operations Summary

                  The following table sets forth the percentage of costs and expenses to net sales derived from the Company's Condensed Statements of Operations for the three months ended March 31, 2000 and 1999:

                                                       Three Months Ended
                                                           March 31,

                                                      2000               1999
                                                      ----               ----
NET SALES                                              100%              100%
                                                       ----              ----
OPERATING EXPENSES
         Cost of sales                                   5                  1
         Selling, marketing and customer support        30                 19
         Research and development                       66                 37
         General and administrative                     54                 29
               Total operating expenses                155                 86
                                                       ---                 --

INCOME (LOSS) FROM OPERATIONS                          (55)                14

Interest income                                          3                  2
Interest expense                                       ( 9)               ( 7)
                                                       ----               ----

NET INCOME (LOSS)                                      (61)%                9%
                                                        ==                 ==

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Sales

         Net sales decreased by $264,000, or 26%, to $757,000 for the three months ended March 31, 2000, from $1,021,000 for the comparable period in 1999. Net sales for the first quarter of 2000 consisted of sales of software (52%), engineering services (31%) and support and training (16%). Net sales for the same period in 1999 consisted of sales of software (80%), engineering services (8%) and support and training (12%).

          The Company anticipated a large amount of work to integrate its newly acquired IEC 1131 and GEM software products with its existing products and had forecasted a loss for the first quarter. However the integration of these new products required substantially more engineering effort than originally planned, resulting in a delay in the Company's products and a decrease in sales. The Company has completed this work and the new products are now available. The Company also intends to broaden its coverage of the PLC (Programmable Logic Controller) market by integrating and offering products developed by a major international supplier. The Company has signed a contract with this supplier of PLC products, which the Company believes will add significant value to its current product line. The Company expects to announce the details of the contract and its estimated future impact on sales in the third quarter of 2000.

Major Customers

Sales to major customers that exceeded 10 percent of net sales are approximately as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,

                                                        2000                1999
                                                        ----                ----

         Company A                                         *                 179
         Company B                                         *                 145
         Company C                                         *                 432
         Company D                                       104                   *
         Company E                                       114                   *



Cost of Sales

         Cost of sales increased by $19,000, or 127%, to $34,000 for the three months ended March 31, 2000, from $15,000 for the comparable period in 1999. This increase was attributable to an increase in sales of engineering services, which have a higher cost of sales. In the first quarter 2000, engineering services represented 31% of sales, compared to 8% in the first quarter of 1999. Disproportionate amounts of engineering services are required in the early stages of major OEM contracts. This increase reflects two new major OEM relationships.

Selling, Marketing and Customer Support

         Selling, marketing and customer support increased by $37,000, or 19%, to $229,000 for the three months ended March 31, 2000, from $192,000 for the comparable period in 1999. This increase, which was anticipated, resulted from the addition of sales personnel that coincided with the release of the Company's new software products and the targeting of new markets.

Research and Development

         Research and development expenses increased by $126,000, or 34% to $500,000 for the three months ended March 31, 2000, from $374,000 for the comparable period in 1999. This increase, which was anticipated, was attributable to the addition of research and development personnel working on the Company's newly acquired software products. Personnel costs represent the most significant portion of the Company's research and development costs, due to its focus on software products. The Company plans to continue to make significant investments in research and development and expects to incur research and development expenses of approximately $2.0 million during 2000. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

         General and administrative expenses increased by $108,000, or 36%, to $408,000 for the three months ended March 31, 2000, from $300,000 for the comparable period in 1999. The primary reason for this increase was the increase in amortization expense.

         General and administrative expenses include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the three months ended March 31, 2000, was $203,000, or 50% of all general and administrative expenses, compared to $89,000, or 30%, for the same period in 1999. Amortization expense increased due to the addition of approximately $6,000,000 in intangible technology assets, being amortized over a 12 year period, resulting in an additional $500,000 of expense annually. All other general and administrative costs remained constant or declined compared to the prior year.

Other Income (expenses)

           Interest income increased slightly by $3,000, or 18% to $20,000 for the three months ended March 31, 2000, from $17,000 for the same period in 1999. Improved operating results have allowed the Company to maintain a cash reserve. Cash reserves are invested in conservative money market fund accounts.

           Interest expense decreased slightly by $2,000, or 3%, to $67,000 for the three months ended March 31, 2000, from $69,000 for the same period in 1999. The decrease was attributable to the retirement of a small portion of the Company's 10% Senior Notes.

Liquidity and Capital Resources

         The Company had approximately $4.69 million of working capital at March 31, 2000, compared with approximately $1.71 million at December 31, 1999. This increase was a result of a positive cash flow of $417,000 from operations and the sale of 1,700,000 shares of the Company's common stock in a Private Placement, discussed in Note 4 to the financial statements.

         Cash used in investing activities for the three months ended March 31, 2000 was $487,000, compared with $6,000 for the same period in 1999, and was for the purchase of an additional interest in the Company's Japanese affiliate as well as computer software and hardware. Cash provided by financing activities for the period ended March 31, 2000, was $3,500,000 compared to cash used in investing activities of $301,000 for the same period in 1999. The Company also had a positive cash flow from operating activities of $417,000 for the three months ended March 31, 2000, compared to a positive cash flow of $231,000 for the same period in 1999.

         Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for 2000. The Company anticipates that capital expenditures for fiscal year 2000, primarily for computer software and equipment, will be approximately $50,000, compared to $25,000 for 1999.

Quantitative and Qualitative Disclosures about Market Risk

           The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including cash equivalents, accounts receivable, lines of credit, is not material.

Factors Affecting Future Results

         The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company's products are emerging and specialized, and the Company's technology has been commercially available for a relatively short time. Accordingly, the Company has limited experience with the commercial use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements. There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow or that the Company's existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance. Because of this, the Company continues to devote significant research and development resources to improve its existing products and towards the development of new products.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits

               27 Financial Data Schedule (Filed electronically with this 10-Q).

         (b)Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT
                              CIMETRIX INCORPORATED
                                   Registrant


Dated: May 15, 2000              By: /s/ Riley G. Astill
                                     -------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)