Form 10-Q
period 2000-06-30
CIMETRIX INC
filed 2000-08-14
CIK 786620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                        For the Transition Period From_______ to________



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
   The number of shares outstanding of the registrant's common stock as of August 11, 2000: Common stock, par value $.0001 - 24,841,690.

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

         a) Condensed Statements of Operations.................................1
         b) Balance Sheets.....................................................2
         c) Statements of Cash Flows...........................................3
         d) Notes to Financial Statements......................................4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................5



                            PART II Other Information

Item 1.  Legal Proceedings.....................................................9

Item 2.  Changes in Securities.................................................9

Item 3.  Defaults Upon Senior Securities.......................................9

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

Signature.....................................................................11

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              CIMETRIX INCORPORATED
                                         CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share and share amounts)
                                                     (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                          2000           1999             2000            1999
                                                         -----           ----             ----            ----

NET SALES                                           $    1,587     $      934    $       2,345   $       1,954
                                                    ----------     ----------    -------------   -------------

OPERATING EXPENSES
     Cost of sales                                          37             16               71              31
     Selling, marketing and customer support               275            189              504             381
     Research and development                              435            366              935             740
     General and administrative                            419            299              827             599
                                                    ----------     ----------    -------------   -------------

         Total operating expenses                        1,166            870            2,337           1,751
                                                    ----------     ----------    -------------   -------------

INCOME (LOSS) FROM OPERATIONS                              421             64                8             203
                                                    ----------     ----------    -------------   -------------

OTHER INCOME (EXPENSES)

     Interest income                                        58             15               77              32
     Interest expense                                      (67)           (67)            (134)           (136)
                                                    -----------    -----------   --------------  --------------

         Total other income (expense)                       (9)           (52)             (57)           (104)
                                                    -----------    -----------   --------------  --------------

INCOME(LOSS) BEFORE INCOME TAXES                           412             12              (49)             99

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -                -               -

NET  INCOME (LOSS)                                  $      412     $       12    $         (49)  $          99
                                                    ==========     ==========    ==============  =============

BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                               $      .02     $      .00    $         .00   $         .00
                                                           ===            ===              ===             ===

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC AND DILUTED                      24,796,000     21,218,000       23,778,000      21,957,000
                                                    ==========     ==========       ==========      ==========


                   See notes to condensed financial statements

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                 June 30,           December 31,
                                                     2000               1999
                                               ------------        -------------
                                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                 $      4,043        $      1,042
     Accounts receivable, net                         1,682               1,440
     Inventories                                        167                 102
     Prepaid expenses and other current assets          433                   6
                                                        ---                   -
         Total current assets                         6,325               2,590

Property and equipment, net                             280                 340
Capitalized software costs, net                          72                 119
Technology, net                                       5,884               6,149
Investment in affiliate, net                            522                 132
Other assets                                            117                  44
                                                        ---                  --

                                               $     13,200        $      9,374
                                                     ======               =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $        184        $        170
     Accrued expenses                                   163                 643
     Customer deposits                                  128                  70
                                                        ---                  --
         Total current liabilities                      475                 883

LONG TERM DEBT, net of current portion                2,681               2,681
                                                      -----               -----
         Total Liabilities                            3,156               3,564

COMMITMENTS AND CONTINGENCIES                             -                   -

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized; 24,841,690 and 23,125,690 shares issued
        and outstanding, respectively                     3                   2
     Additional paid-in capital                      29,092              24,810
     Treasury stock, at cost                             (1)                 (1)
     Accumulated deficit                            (19,050)            (19,001)
                                                   --------            --------

         Net Stockholders' Equity                    10,044               5,810
                                                     ------               -----

                                               $     13,200        $      9,374
                                                     ======               =====




                   See notes to condensed financial statements


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                      June 30,
                                                                               2000                1999
                                                                               ----                ----
Cash Flows to Operating Activities:
     Net Income (Loss)                                                $        (49)       $         99
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                         412                 169
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                      (272)               (284)
              (Increase) decrease in inventory                                 (65)                (45)
              (Increase) decrease in prepaid expenses                           15                  18
              (Increase) decrease in other assets                              (11)                  -
              Increase (decrease) in accounts payable                           14                 (19)
              Increase (decrease) in accrued expenses                         (480)                 65
              Increase (decrease) in customer deposits                          58                 101
                                                                      ------------        ------------

                  Net Cash Flow Provided by (Used in)
                                      Operating Activities                    (378)                 104
                                                                      ------------        -------------

Cash Flows to Investing Activities:
     Purchase of property and equipment, net of retirements                    (10)                 (12)
     Investment in affiliates                                                 (478)                   -
     Principal advances on note receivable                                    (416)                   -

                  Net Cash Flow Used in Investing Activities                  (904)                 (12)
                                                                              -----                ----

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                  4,283                   --
     Sale (purchase) of Treasury stock                                          --                 (351)
     Retirement of long-term debt                                               --                  (10)
                                                                      ------------        -------------
                                                                                                   (361)
                  Net Cash Flow Provided by (Used in)
                                   Financing Activities                      4,283                 (361)
                                                                      ------------        -------------

Net Increase (Decrease) in Cash and Cash Equivalents                         3,001                 (269)
Cash and Cash Equivalents at the Beginning of Period                         1,042                1,645
Cash and Cash Equivalents at the End of Period                               4,043                1,376


Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $        135        $         136
         Income taxes                                                 $         --        $          --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     During the six months ended June 30, 2000, the Company           $     30,000        $          --
         acquired equipment in satisfaction of accounts receivable

                                                CIMETRIX INCORPORATED
                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - STOCK OPTIONS AND WARRANTS

          As of August 11, 2000, there were issued and outstanding, options for the purchase of 1,470,000 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. The following table summarizes the quantity and exercise price of the options.

          Option Price              Quantity
          $2.50                      820,000
          $3.00                      400,000
          $3.50                      250,000
                                     -------
          Total Options            1,470,000

          Approximately 705,000 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan. These options will begin to expire in December 2002, and continue to expire through July 2005.

          As of August 11, 2000, there were issued and outstanding, options for the purchase of 378,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. Of these options, 258,000 are exercisable at $2.50 per share, and 120,000 are exercisable at $3.50 per share. Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through July 2004.

          As of August 11, 2000, there were $2,681,000 of the Company's Senior Notes issued and outstanding, held by 52 bondholders. The Senior Notes are due and payable September 30, 2002. There were also 3,306 warrants issued with the Senior Notes, all of which are outstanding, held by 52 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. On December 9, 1998, the underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

NOTE 3 - COMMON STOCK

          On August 11, 2000, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was $3.22 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

         On August 11,  2000,  there were  24,841,690  shares  of common   stock
     issued and outstanding,held by approximately 3,000 beneficial shareholders.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the second quarter of 2000. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the second quarter data of 2000 and 1999.

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


              The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999:

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                         June 30,
                                                        --------------------------      ------------------
                                                            2000            1999              2000             1999
                                                            ----            ----              ----             ----

NET SALES                                                   100%            100%              100%             100%
                                                            ----            ----              ----             ----

OPERATING EXPENSES
     Cost of sales                                             2               2                 3                2
     Selling, marketing and customer support                  17              20                21               19
     Research and development                                 28              39                40               38
     General and administrative                               26              32                35               31
                                                      ----------      ----------      ------------     ------------

         Total operating expenses                             73              93                99               90
                                                      ----------      ----------      ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                 27               7                 1               10

     Interest income                                           4               1                 3                2
     Interest expense                                         (5)             (7)               (6)              (7)
                                                      -----------     -----------     -------------    -------------

NET INCOME (LOSS)                                             26%              1%               (2)%             5%
                                                      ------------    -----------     -------------    -------------

Results of Operations

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended
 June 30, 1999

Net Sales

         Net sales increased by $653,000, or 70%, to $1,587,000 for the three months ended June 30, 2000 from $934,000 for the three months ended June 30, 1999. Net sales for the three months ended June 30, 2000 consisted of sales of software (83%), engineering services (9%), and support and training (8%). Net sales for the same period in 1999 consisted of sales of software (80%), engineering services (5%), and support and training (15%). The increase in overall sales is a result of an increase in software sales.

         Net sales increased by $391,000, or 20%, to $2,345,000 for the six months ended June 30, 2000 from $1,954,000 for the six months ended June 30, 1999. Net sales for the six months ended June 30, 2000 consisted of sales of software (73%), engineering services (16%), and support and training (11%). Net sales for six months ended June 30, 1999, consisted of sales of software (80%), engineering services (7%), and support and training (13%). The increase is primarily due to an increase in software and services revenues.

Major Customers

Sales to major customers that exceeded 10 percent of net sales are approximately as follows (in thousands):



                            Three Months Ended               Six Months Ended
                                 June 30,                         June 30,
                           --------------------------      ------------------
                           2000            1999            2000             1999
                           ----            ----            ----             ----


Company A                     *             145               *              324
Company B                     *             116               *              261
Company C                    52               *              37                *
Company D                     *             435               *              867

       * Less than 10 percent for the period

Cost of Sales

         Cost of sales increased by $21,000, or 131%, to $37,000 for the three months ended June 30, 2000 from $16,000 for the comparable period in 1999. Cost of sales increased by $40,000, or 129%, to $71,000 for the six months ended June 30, 2000 from $31,000 for the comparable period in 1999. This increase is attributable to cost of sales related to the sale of engineering services. As service revenue increases, related cost of sales increase.

Selling, Marketing and Customer Support

         Selling, marketing and customer support costs increased by $86,000, or 46%, to $275,000 for the three months ended June 30, 2000 from $189,000 for the comparable period in 1999. Selling, marketing and customer support costs increased by $123,000, or 32%, to $504,000 for the six months ended June 30, 2000 from $381,000 for the comparable period in 1999. These increases are due to the addition of sales personnel to cover new areas in Europe and in the Semiconductor market place. The European market place is expected to yield additional motion control software sales, while the Semiconductor market place is expected to yield additional communications software sales.

Research and Development

         Research and development expenses increased by $69,000, or 19%, to $435,000 for the three months ended June 30, 2000 from $366,000 for the comparable period in 1999. Research and development expenses increased by $195,000, or 26%, to $935,000 for the six months ended June 30, 2000 from $740,000 for the comparable period in 1999. These increases are due to the increased personnel costs associated with the newly acquired IEC 1131 and GEM software products that were purchased in the fourth quarter of 1999. These costs are expected to remain at their present levels throughout the remainder of 2000. The Company will continue to make significant investments in research and development and expects to incur research and development expenses of approximately $2.0 million during 2000. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

         General and administrative expenses increased by $120,000, or 40%, to $419,000 for the three months ended June 30, 2000 from $299,000 for the comparable period in 1999. General and administrative expenses increased by $228,000, or 38%, to $827,000 for the six months ended June 30, 2000 from $599,000 for the comparable period in 1999. These increases are due to the increase in amortization expense.

         General and administrative expenses include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the three months ended June 30, 2000, was $209,000, or 50% of all general and administrative expenses, compared to $70,000, or 20%, for the same period in 1999. Amortization expense increased due to the addition of approximately $6,000,000 in intangible technology assets, being amortized over a 12 year period, resulting in an additional $500,000 of expense annually. All other general and administrative costs declined compared to the prior year.

Other Income (expenses)

         Interest income increased by $43,000, or 287% to $58,000 for the three months ended June 30, 2000, from $15,000 for the comparable period in 1999. Interest income increased by $45,000, or 141% to $77,000 for the six months ended June 30, 2000, from $32,000 for the comparable period in 1999. Improved operating results have allowed the Company to maintain a cash reserve. In additional the Company raised an additional $4,250,000 in a private placement. Cash reserves are invested in conservative money market fund accounts.

         Interest expense remained constant at $67,000 for the three months ended June 30, 2000, compared to the same period in 1999. Interest expense decreased by $2,000, or 1%, to $134,000 for the six months ended June 30, 2000 from $136,000 for the comparable period in 1999. This decrease was attributable to the retirement of a small portion of the Company's 10% Senior Notes.

Liquidity and Capital Resources

         The Company had approximately $5.85 million of working capital at June 30, 2000, compared with approximately $1.71 million at December 31, 1999. This increase was a result of the sale of 1,700,000 shares of the Company's common stock in a Private Placement in the first quarter of 2000.

         Cash used in investing activities for the period ended June 30, 2000 was $904,000 compared with $12,000 for the same period in 1999. Investment in affiliates and advances on notes receivable accounted for the increase in the current period. Cash provided by financing activities for the period ended June 30, 2000, was $4,283,000, compared to cash used in financing activities of $361,000 for the same period in 1999. This increase is a result of the sale of common stock discussed earlier in this section.

         The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for 2000. The Company anticipates that capital expenditures for fiscal year 2000, primarily for computer equipment and software, will be approximately $75,000, compared to $25,000 for 1999.

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

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on May 20, 2000 with proxies for the meeting solicited by the Company's Board of Directors, pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The matters voted on at the meeting were as follows: the election of directors. There was not any proxy solicitation in opposition to management's proposals or nominees for election as directors.

The proposal was approved and adopted by the margins indicated below:

1. To elect five directors to the Company's Board of Directors to serve for one-year terms.

                                                     Number of Shares
                                          For             Against       Withheld

Paul A. Bilzerian                      18,171,242        1,200,000        22,180
Dr. Lowell K. Anderson                 18,078,042        1,200,000       115,380
Dr. Ron Lumia                          18,188,342        1,200,000         5,080
Randall A. Mackey                      18,188,342        1,200,000         5,080
Bill Van Drunen                        18,188,342        1,200,000         5,080



ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              27        Financial Data Schedule

(b)      Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: August 14, 2000               By: /s/ Riley G. Astill
                                     -----------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)