Form 10-Q
period 2000-09-30
CIMETRIX INC
filed 2000-11-14
CIK 786620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        For the Transition Period From____ to ___


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of shares outstanding of the registrant's common stock as of November 13, 2000:Common stock, par value $.0001 - 24,456,690

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                          PART I Financial Information

 Item 1.  Financial Statements

          a) Condensed Statements of Operations................................1
          b) Balance Sheets....................................................2
          c) Statements of Cash Flows..........................................3
          d) Notes to Financial Statements.....................................4

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................5



                            PART II Other Information

      Item 1.  Legal Proceedings..............................................10

      Item 2.  Changes in Securities..........................................10

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

      Signature...............................................................12

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                CIMETRIX INCORPORATED
                                         CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share and share amounts)
                                                     (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                          2000           1999             2000            1999
                                                          ----           ----             ----            ----

NET SALES                                           $    1,775     $      981    $       4,120   $       2,935
                                                    ----------     ----------    -------------   -------------

OPERATING EXPENSES
     Cost of sales                                          90              4              161              35
     Selling, marketing and customer support               332            150              837             532
     Research and development                              345            401            1,280           1,141
     General and administrative                            434            288            1,261             887
                                                    ----------     ----------    -------------   -------------

         Total operating expenses                        1,201            843            3,539           2,595
                                                    ----------     ----------    -------------   -------------

INCOME (LOSS) FROM OPERATIONS                              574            138              581             340
                                                    ----------     ----------    -------------   -------------

OTHER INCOME (EXPENSES)

     Interest income                                        49             16              126              49
     Interest expense                                      (67)           (67)            (200)           (203)
                                                    -----------    -----------   --------------  --------------

         Total other income (expense)                      (18)           (51)             (74)           (154)
                                                    -----------    -----------   --------------  --------------

INCOME(LOSS) BEFORE INCOME TAXES                           556             87              507             186

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -                -               -

NET  INCOME (LOSS)                                  $      556     $       87    $         507   $         186
                                                    ==========     ==========    =============   =============


BASIC INCOME PER COMMON SHARE                       $      .02     $      .00    $         .02   $         .00
                                                           ===            ===              ===             ===

DILUTED INCOME PER COMMON SHARE                     $      .02             --    $         .02              --
                                                           ===                             ===

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC                                  24,579,506     21,208,968        24,189,862      21,624,299
                                                    ==========     ==========        ==========      ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING, DILUTED                                24,918,868             --        24,863,183              --
                                                    ==========                       ==========



                                     See notes to condensed financial statements

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                               September 30,        December 31,
                                                        2000                1999
                                               -------------        ------------
                                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                 $      4,102         $      1,042
     Accounts receivable, net                         1,310                1,440
     Inventories                                        171                  102
     Prepaid expenses and other current assets           34                    6
                                                         --                   --
         Total current assets                         5,617                2,590

Property and equipment, net                             286                  340
Capitalized software costs, net                          49                  119
Technology, net                                       5,752                6,149
Investment in affiliate, net                            522                   44
Related party note receivable                           415                   --
Other assets                                            186                  132
                                                        ---                  ---

                                               $     12,827         $      9,374
                                                     ======                =====


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $        158         $        170
     Accrued expenses                                   266                  643
     Customer deposits                                   85                   70
                                                         --                   --
         Total current liabilities                      509                  883

LONG TERM DEBT, net of current portion                2,681                2,681
                                                      -----                -----
         Total Liabilities                            3,190                3,564

COMMITMENTS AND CONTINGENCIES                             -                    -

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized; 24,456,690 and 23,125,690 shares issued
        and outstanding, respectively                     2                    2
     Additional paid-in capital                      28,130               24,810
     Treasury stock, at cost                             (1)                 (1)
     Accumulated deficit                            (18,494)            (19,001)
                                                     ------              ------

         Net Stockholders' Equity                     9,637                5,810
                                                      -----                -----

                                               $     12,827         $      9,374
                                                     ======                =====




                   See notes to condensed financial statements

                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              2000                 1999
                                                                              ----                 ----

Cash Flows to Operating Activities:
     Net Income (Loss)                                                $        507        $         186
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                         619                  257
         Common stock retired as payment for product                        (1,000)                  --
         Increase in receivables allowance account                              34                   --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        66                 (360)
              (Increase) decrease in inventory                                 (69)                (102)
              (Increase) decrease in prepaid expenses                          (28)                  10
              (Increase) decrease in other assets                              (54)                   4
              Increase (decrease) in accounts payable                          (12)                  14
              Increase (decrease) in accrued expenses                         (377)                 117
              Increase (decrease) in customer deposits                          15                   43
                                                                           -------              -------

                  Net Cash Flow Provided by (Used in)
                                      Operating Activities                    (299)                 169
                                                                           -------              -------

Cash Flows to Investing Activities:
     Purchase of property and equipment, net of retirements                    (68)                  (8)
     Investment in affiliates                                                 (478)                  --
     Principal advances on note receivable                                    (415)                  --

                  Net Cash Flow Used in Investing Activities                  (961)                  (8)
                                                                           -------                   --

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                  4,320                   --
     Sale (purchase) of treasury stock                                          --                 (351)
     Retirement of long-term debt                                               --                  (10)
                                                                           -------              -------
                  Net Cash Flow Provided by (Used in)
                                   Financing Activities                      4,320                 (361)
                                                                           -------              -------

Net Increase (Decrease) in Cash and Cash Equivalents                         3,060                 (200)
Cash and Cash Equivalents at the Beginning of Period                         1,042                1,645
Cash and Cash Equivalents at the End of Period                               4,102                1,445


Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $        135        $         136
         Income taxes                                                 $        ---        $         ---

Supplemental Schedule of Noncash Investing and Financing
Activities:
     During the nine months ended September 30, 2000, the             $         30        $         ---
         Company acquired equipment in satisfaction of accounts
         receivable.

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - STOCK OPTIONS AND WARRANTS

          As of November 13, 2000, there were issued and outstanding, options for the purchase of 1,470,000 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. The following table summarizes the quantity and exercise price of the options.

          Option Price              Quantity
          $2.50                      805,000
          $3.00                      415,000
          $3.50                      270,000
                                     -------
          Total Options            1,490,000

          Approximately 452,000 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan. These options will begin to expire in December 2002, and continue to expire through August 2005.

          As of November 13, 2000, there were issued and outstanding, options for the purchase of 354,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. Of these options, 258,000 are exercisable at $2.50 per share, and 96,000 are exercisable at $3.50 per share. Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through July 2004.

          As of November 13, 2000, there were $2,681,000 of the Company's Senior Notes issued and outstanding, held by 52 bondholders. The Senior Notes are due and payable September 30, 2002. There were also 3,306 warrants issued with the Senior Notes, all of which are outstanding, held by 52 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. On December 9, 1998, the underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

NOTE 3 - COMMON STOCK

          On November 13, 2000, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was $1.97 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

          On November 13,2000,there were 24,456,690 shares of common stock issued and outstanding,held by approximately 3,000 beneficial shareholders.

         On September 20, 2000, Cimetrix announced that its Board of Directors has approved the purchase of up to one million of its shares of common stock in either privately negotiated transactions or in the public market. As of November 13, 2000, 414,500 shares have been acquired.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the third quarter of 2000. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the third quarter data of 2000 and 1999.

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

              The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and nine months ended September 30, 2000 and 1999:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                           2000            1999            2000             1999

NET SALES                                                   100%              100%            100%            100%
                                                            ----              ----            ----            ----

OPERATING EXPENSES
     Cost of sales                                             5               1                 4                1
     Selling, marketing and customer support                  19              15                20               18
     Research and development                                 19              41                31               39
     General and administrative                               24              29                31               30
                                                      ----------      ----------      ------------     ------------

         Total operating expenses                             68              86                86               88
                                                      ----------      ----------      ------------     ------------

INCOME (LOSS) FROM OPERATIONS                                 32              14                14               12

     Interest income                                           3               2                 3                2
     Interest expense                                         (4)             (7)               (5)              (7)
                                                      -----------     -----------     -------------    -------------

NET INCOME (LOSS)                                             31%              9%               12%               7%
                                                      -----------     -----------     -------------    -------------


Results of Operations

Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months
 Ended September 30, 1999

Net Sales

         Net sales increased by $794,000, or 81%, to $1,775,000 for the three months ended September 30, 2000 from $981,000 for the three months ended September 30, 1999. Net sales for the three months ended September 30, 2000 consisted of sales of software (91%), engineering services (4%), and support and training (5%). Net sales for the same period in 1999 consisted of sales of software (90%), engineering services (1%), and support and training (9%). The increase in quarterly sales is primarily the result of a significant increase in software revenues, which includes sales to new customers.

         Net sales increased by $1,185,000, or 40%, to $4,120,000 for the nine months ended September 30, 2000 from $2,935,000 for the nine months ended September 30, 1999. Net sales for the nine months ended September 30, 2000 consisted of sales of software (81%), engineering services (10%), and support and training (09%). Net sales for nine months ended September 30, 1999, consisted of sales of software (84%), engineering services (5%), and support and training (11%). The increase in overall year to date sales is the combination of a significant increase in software sales, modest increases in engineering services and support revenues from the Company's existing customers as well as new customers.

Major Customers

Companies A, B, C, and D accounted for 13% and 15%, 14% and 13%, 19% and less than 10%, 43% and 44%, of the Company's revenue for the three and nine months ended September 30, 1999, respectively. Company E accounted for 57% and 27% of the Company's revenues for the three and nine months ended September 30, 2000, respectively. Company F accounted for 21% of the Company's revenue for the nine months ended September 30, 2000. All other sales to the Company's customers, for the three and nine months ended September 30, 1999 and 2000, were less than 10 percent of the Company's revenues.

Cost of Sales

         Cost of sales increased by $86,000, or 2,150%, to $90,000 for the three months ended September 30, 2000 from $4,000 for the comparable period in 1999. Cost of sales increased by $126,000, or 360%, to $161,000 for the nine months ended September 30, 2000, from $35,000 for the comparable period in 1999. This increase is attributable to cost of sales related to the sale of engineering services. As service revenue increases, related cost of sales increase. These large percentage increases are not expected to continue.

Selling, Marketing and Customer Support

         Selling, marketing and customer support costs increased by $182,000, or 121%, to $332,000 for the three months ended September 30, 2000, from $150,000 for the comparable period in 1999. Selling, marketing and customer support costs increased by $305,000, or 57%, to $837,000 for the nine months ended September 30, 2000, from $532,000 for the comparable period in 1999. These increases are due to the addition of sales personnel to cover new areas in Europe and in the Semiconductor market place. The European market place is expected to yield additional motion control software sales, while the Semiconductor market place is expected to yield additional communications software sales. The Company expects to add additional sales personnel in both of these markets in order to meet anticipated demand.

Research and Development

         Research and development expenses decreased by $56,000, or 14%, to $345,000 for the three months ended September 30, 2000 from $401,000 for the comparable period in 1999. Research and development expenses increased by $139,000, or 12%, to $1,280,000 for the nine months ended September 30, 2000 from $1,141,000 for the comparable period in 1999. The slight decrease for the quarter is within expected limits of normal quarterly fluctuations. The year to date increase is due to increased personnel costs. The Company will continue to make significant investments in research and development and expects to incur research and development expenses of approximately $2.0 million during 2000. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

      General and administrative expenses increased by $146,000, or 51%, to $434,000 for the three months ended September 30, 2000 from $288,000 for the comparable period in 1999. General and administrative expenses increased by $374,000, or 42%, to $1,261,000 for the nine months ended September 30, 2000 from $887,000 for the comparable period in 1999. These large increases are due entirely to the increase in amortization expense of acquired software technologies.

         General and administrative expenses include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the three months ended September 30, 2000, was approximately $218,000, or 50% of all general and administrative expenses, compared to $86,000, or 30%, for the same period in 1999. Amortization and depreciation expense for the nine months ended September 30, 2000, was approximately $619,000, or 49% of all general and administrative expenses, compared to $257,000, or 29%, for the same period in 1999. Amortization expense increased due to the addition of approximately $6,000,000 in intangible technology assets, being amortized over a 12 year period, resulting in an additional $500,000 of expense annually. All other general and administrative costs declined compared to the prior year.

Other Income (expenses)

         Interest income increased by $33,000, or 206% to $49,000 for the three months ended September 30, 2000, from $16,000 for the comparable period in 1999. Interest income increased by $77,000, or 157% to $126,000 for the nine months ended September 30, 2000, from $49,000 for the comparable period in 1999. Improved operating results have allowed the Company to maintain a cash reserve. In addition the Company raised an additional $4,250,000 in a private placement in the first quarter of 2000. Cash reserves are invested in conservative money market and bond mutual fund accounts.

         Interest expense remained constant at $67,000 for the three months ended September 30, 2000, compared to the same period in 1999. Interest expense decreased by $3,000, or 1%, to $200,000 for the nine months ended September 30, 2000 from $203,000 for the comparable period in 1999. This decrease was attributable to the retirement of a small portion of the Company's 10% Senior Notes.

Other Items

         The Company is involved in legal  actions,  which are discussed in Item
1. Legal Proceedings, of Part II - Other Information, below in this document. These actions relate to intellectual property acquired in December 1999 for which the Company has capitalized an intangible asset of approximately $3.8 million. Pending the outcome of these legal actions, the Company will evaluate its valuation of the related intangible asset.

Liquidity and Capital Resources

         The Company had approximately $5.1 million of working capital at September 30, 2000, compared with approximately $1.71 million at December 31, 1999. This increase was a result of the sale of 1,700,000 shares of the Company's common stock in a Private Placement in the first quarter of 2000 and improved operating results in 2000.

         Cash used in investing activities for the period ended September 30, 2000 was $961,000 compared with $8,000 for the same period in 1999. Investment in affiliates and advances on notes receivable accounted for the majority of the increase in the current period. An additional $68,000 was used to acquire new equipment. Cash provided by financing activities for the period ended September 30, 2000, was $4,320,000, compared to cash used in financing activities of $361,000 for the same period in 1999. This increase is a result of the sale of common stock discussed earlier in this section.

         The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for the remainder of 2000. The Company anticipates that capital expenditures for fiscal year 2000, primarily for computer equipment and software, will be approximately $75,000, compared to $25,000 for 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 1, 1999 the Company acquired the AART software products from Plug n Work, Inc., a South Carolina corporation in exchange for 1,200,000 shares of its common stock and approximately $300,000 in cash. The software was purchased so that the Company could provide its customers with a more complete solution for developing various applications in conjunction with the Company's CODE software products.

         The Company capitalized an intangible asset of approximately $3.8 million as a result of the purchase of the AART products. This asset is being amortized over a twelve-year period and the resulting amortization expense for the nine months ended September 30, 2000 was approximately $240,000. In addition the Company incurred development costs of approximately $204,000 for the same period.

         On April 5, 2000, the Company filed suit in Utah State Court against Plug n Work, Scott McCrary and John Fisher (herein after the "Defendants"). The Company brought this action alleging that the Defendants failed to disclose significant material liabilities with respect to the intellectual property purchased from Plug n Work in December 1999. The Company brought causes of action for fraud in the inducement, common law fraud and civil conspiracy. Although the Defendants have filed counterclaims, the Company believes that they have no merit.

         On September 19, 2000, the Company also filed suit in Utah State Court against Advanced Automation. The Company brought this action alleging that Advanced Automation failed to disclose significant material liabilities with respect to the intellectual property purchased from Plug n Work in December 1999. The Company brought causes of action for fraud in the inducement and common law fraud.

         In both actions, the Company is seeking relief by asking the courts to either rescind the transaction of December 1, 1999 or award the Company damages in excess of $5 million. Although Management believes that there is a reasonable likelihood that the Company will prevail and that its claims are meritorious, the Company is unable to predict the outcome of the litigation. Management believes that the litigation will have no material adverse effect on the Company's financial condition.

     Due to the actions above, the Company has not openly marketed the AART products. Instead, it has sought and found an alternative solution. On November 6, 2000, the Company announced that it has reached agreement with Siemens Energy & Automation, Inc., of Alpharetta, Ga., for the licensing and resale of the Siemens 1131 programming products, which the Company will market and sell in lieu of the AART products. Cimetrix expects to announce a new product line featuring the integration of its CODE products with the Siemens' products in the first quarter of 2001.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              27        Financial Data Schedule

(b)      Reports on Form 8-K

         On September 27, 2000, the Company filed a report on Form 8-K. The report supplied information under Item 5 thereof, captioned "Other Events", relating to changes in the Company's Board of Directors and the announcement of a stock buyback.

         On September 15, 2000, the Company accepted the resignation of Paul A. Bilzerian, as a member of its Board of Directors. The Company has not yet determined whether or not it will fill the vacancy on its Board left by Mr. Bilzerian's resignation.

         On September 20, 2000, Cimetrix announced that its Board of Directors has approved the purchase of up to one million of its shares of common stock in either privately negotiated transactions or in the public market. As of November 13, 2000, 403,500 shares have been acquired.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            REGISTRANT

                                        CIMETRIX INCORPORATED


Dated: November 14, 2000             By: /s/ Riley G. Astill
                                     -----------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)