Form 10-K
period 2000-12-31
CIMETRIX INC
filed 2001-04-02
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period From _______to________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 29, 2001, the registrant had 24,057,690 shares of its common stock, par value $.0001, issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 29, 2001 was approximately $25,148,324.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 12, 2001 are incorporated by reference into Part III hereof.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business...........................................................3

Item 2.    Properties........................................................16

Item 3.    Legal Proceedings.................................................16

Item 4.    Submission of Matters to a Vote of Security Holders...............17

                                     PART II

Item 5.    Market for Company's Common Stock and Related Stockholder Matters.18

Item 6.    Selected Financial Data...........................................20

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  .......................................21

Item 7A    Quantitative and Qualitative Disclosures about Market Risk........24

Item 8.    Financial Statements and Supplementary Data.......................24

Item 9.    Changes and Disagreements with Accountants on Accounting
           and Financial Disclosures.........................................24

                                    PART III

Item 10.   Directors and Executive Officers of the Company...................25

Item 11.   Executive Compensation............................................25

Item 12.   Security Ownership of Certain Beneficial Owners and Management....25

Item 13.   Certain Relationships and Related Transactions....................25

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...26

Signatures...................................................................27

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

         These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, those factors listed at the end of Part I, Item 1. Business, titled "FORWARD LOOKING STATEMENTS CAUTIONARY STATEMENT".


                                     PART I


ITEM 1.   BUSINESS

         Cimetrix is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling motion-oriented equipment that operates on the factory floor. Cimetrix introduced its first motion control products in 1989, and has developed considerable expertise through working with demanding original equipment manufacturer (OEM) customers. We have since expanded our original solutions to include products that simulate and control production equipment; and communicate data to host computers and the Internet. Our products allow equipment OEMs to build new products in less time, and equipment users to benefit from modern PC technologies. We develop significant expertise in each market we target, and tailor our products to give the OEMs and Users the benefits they demand. Our core strengths are in complex motion control, object-oriented designs, and the implementation of standards.

         In 2000, Cimetrix designed and introduced two new product families using the latest in software technologies. Both products compliment complement our CODE motion control family. CIMConnect(TM) is a next generation design for enabling production equipment in the electronics industries to communicate data to the factory's host computer using the SECS/GEM SEMI (Semiconductor Equipment and Materials International) standard. It also allows easy migration to new emerging Internet communications standards. The CIM300 family is a set of five software products that reduces the time required to connect new semiconductor 300mm semiconductor tools to each other and host computers into a factory by using the new SEMI 300mm standards. With the large semiconductor industry push to develop and ship 300mm tools, we expect rapidly increasing revenues from these new products.

         Cimetrix has invested significant resources to update our original software products with the latest object oriented technology and add new features required by the market. Considerable investments in research and development have been made and will continue to be made to transition the original software products to use the latest object oriented technology and add new features required by the market. In addition, we are always listening to our customers to learn new ideas for products to reduce their costs and improve performance. CIM300 is an excellent example of this, and the market is responding very positively.

Target Markets

         Cimetrix has chosen a business approach of targeting specific vertical markets that, need solutions for complex motion control; are adopting PC based solutions; and understand the value of software based solutions. We then develop expertise and specific product features for each market. This approach allows us to continually broaden our potential market by adding new vertical markets. The result of this screening process has us focused heavily in the electronics markets, as they are most amenable to new technologies. It has also allowed us to develop considerable expertise in using the SECS/GEM communications standards for moving equipment data to host computers and the Internet. Each year, we will select new verticals and develop products and channels to serve a new audience of customers.

SMT Industry

         The  Surface  Mount   Technology  (SMT)  market  includes  all  factory
equipment to produce and test printed circuit boards. Applications involve high-speed multi-axis motion control with very tight integration with vision. The need to connect factory equipment to host computer systems is growing in importance. Typical equipment can cost up to $500,000 or more. This industry has quickly adopted the use of PCs as equipment controllers and uses very few proprietary controllers. With electronic components changing very rapidly, each OEM is under pressure to create new faster machines in short time periods. Cimetrix supplies software to most major suppliers in this industry and is actively involved in industry organizations such as NEMI (National Electronics Manufacturing Initiative) and IPC. One of the NEMI teams has produced and released a specification on "Low Cost Controller APIs" aimed at defining an industry standard for an Open Architecture Controller Application Programming Interface (API). This specification was subsequently released by the IEEE standards organization as IEEE PR 1533-1998 Low-Cost Open Architecture Controller API Specification. Cimetrix has been significantly involved in the development of this specification and has enhanced the CODE product to comply with the specification.

Semiconductor Industry

         The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers. It is a very large cyclical industry that spent $48 billion in 2000 on semiconductor equipment. Starting last year, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers. This will require the wafer fabs to significantly increase the level of automation. Processed in "boats" of 25 wafers, the product is both too heavy for workers to move in the fab and too expensive (approximately $1 million per boat) to risk human error. The industry organization (SEMI) has created many new standards to assist with and promote increased automation. Management responded quickly to this opportunity by building five new software products, named CIM300(TM), and staffing a new separate division to quickly penetrate and support new customers. Shortly, we will be offering new motion control products that will provide flexibility and cost savings to semiconductor OEMs. Management expects this industry to have an increasing role in future revenues.

Small Parts Assembly Industry

         This industry assembles small parts such as cell phones, engine control modules and disk drives. Accuracy, integration with vision, time to market, and open architecture are all needs of this diverse industry. Long time Cimetrix customers such as Delphi and Lucent are experts in deploying assembly cells. These cells typically involve a small Cartesian or SCARA robot and require integration with many other automation components. The CODE solution allows all these components to be controlled with one PC instead of several different proprietary controllers. Our new CIMBuilder(TM) product will add new potential customers in this market.

Robotics Industry

         Industrial robots are used for tasks that are tedious, repetitive and exhausting for humans and typically are employed to reduce the costs and improve the quality of highly labor-intensive tasks. Industrial robots are typically multi-axis manipulators used for welding, painting and material handling applications. The automotive industry is currently the primary end-user of robots. Other end-users include the aerospace, steel, heavy equipment, packaging and electronics industries.

         Nearly all robot controllers are proprietary devices manufactured by the major industrial robot vendors, which are supplied with their own robot systems as a complete, proprietary solution. These robot controllers are only compatible with robots supplied by the same vendor, and in many cases, are only compatible with specific robot models of that vendor. These systems represent an enormous technology investment "legacy," and are difficult and time consuming to program, configure, implement and modify. The RIA (Robotic Industries Association) has started an effort to address the use of open architecture controllers for robots, but is meeting significant resistance from the traditional robot OEMs. Cimetrix targets progressive robot manufacturers who see the need for modern open solutions. Such was the case with SIG Pack, one of the largest packaging machine OEMs in the world. Their robot division selected Cimetrix CODE software as their standard solution in 2000.

Packaging Industry

         The packaging industry supplies equipment that handles and prepares products for shipment and display to customers. Packaging machines typically involve high speed motion control and cover a wide range in terms of complexity. Currently, proprietary controllers are used extensively, but the OMAC (Open Modular Architecture Controls) group has formed a working group to specifically drive packaging toward open controllers. Cimetrix, together with our partner Siemens ISBU, have a good opportunity to grow in this industry depending on their adoption of open controllers. Our new CIMBuilder product will offer good advantages to OEMs. SIG Pack, is one of the largest OEMs in this industry. By working closely with their robotics division, we will gain expertise and add product features necessary to further penetrate this industry.

Machine Tool Industry (CNC Controllers)

         Machine tools consist of metal cutting machines such as milling machines, lathes, machining centers, grinders, and lasers; and metal forming equipment such as press brakes, turret punches and tube benders. These machine tools, which are used by a wide variety of manufacturers, utilize a computer numerical control, or CNC type controller. Despite the PC revolution that has taken place over the past decade, the underlying technology and software for machine tool controllers has changed very little during the same period. Most major machine tool manufacturers purchase proprietary controllers from several CNC controller vendors. The interest level of tool manufacturers in open architecture CNCs is very high. The proprietary CNC manufacturers are developing ways to configure the graphical user interface of the CNCs so they appear to be open. Cimetrix has not directly targeted this industry, but is actively looking for a partner.

General Automation Industry (PLC and general-purpose motion controllers)

         This segment includes general-purpose machinery, automotive, textiles, packaging, food & beverage, and pharmaceutical markets. These markets typically require less sophisticated motion control and very little communications with host computers. The transition from proprietary to PC-based controllers has been slow, partly because they use older software technologies. Soon this segment will recognize the cost savings possible with the open architecture approach. Through our partnership with Siemens and the development of new products, we will begin targeting these industries in 2001.

The Movement Towards Open Architecture Controllers

         Over the past 17 years, the primary driver for the revolution in and proliferation of office technology was the standardization of the PC's operating system, processors and buses. Expensive hardware components became commodities, with powerful software applications delivering value to the system. The evolution of software standards and Object Oriented design techniques significantly increased the reliability of software applications due to software re-use. The Company believes this movement to standards-based systems is still in the beginning stages in manufacturing.

         Currently, the automation control industry consists of a heterogeneous, complex environment of vendor-specific machines and proprietary control systems, which are limited in function and expensive to use. Motion controllers were originally developed without the benefit of the powerful PCs and software design tools available today. Robot and controller vendors were forced to develop motion controllers internally, creating an environment in which each vendor's system remains incompatible with the programming and interface methods of the others. As a result, companies today have factory floors with islands of automation, including robots, machine tools and assembly equipment, each separated by vendor- specific hardware peripherals, operating systems and programming languages. The proprietary nature of these systems constrains the design of optimal workcells and prevents end-users from managing the factory floor as a coordinated and unified technology platform. Proprietary control vendors have responded to this challenge by introducing controllers with PC "front-ends" that allow some level of changes primarily in the user interface. True open architecture must occur from an open software design, which few suppliers are willing to offer. At this point, it is unclear whether the manufacturing end users will accept a PC front-end as a long-term solution.

Enabling Technologies Drive the Solution

         The current environment of multiple, vendor-specific technology platforms emerged from the motion control industry at a time when PCs were too slow and standard computer operating systems lacked the power and flexibility required for motion control operations. Until now, these vendors developed motion controllers with proprietary hardware platforms, operating systems and assembly code programming languages that often locked end-users into older, slower, expensive solutions. The software tools on these controllers are constrained by older, legacy hardware and proprietary operating platforms. Hardware upgrades for simple items, such as expanded memory, can cost ten times that of equivalent PC upgrades. Connections to host computers were expensive or impossible. Today, the following improvements in PC technology have made most vendor-specific solutions less desirable:

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

              o The Microsoft Windows NT/2000 operating system has become the de facto operating system in manufacturing. Features such as COM, multi-tasking, multi-threading and real time capabilities have set the stage for a common open software solution for machine motion control. The recent introduction of NT Embedded allows further tailoring of NT for industrial applications.

              o New low cost motion control servo cards, machine vision processor cards and I/O cards are now available from a variety of vendors for use on standard PC platforms in the industrial environment.

         The Cimetrix Motion Control Solution

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

              4. Reduced Time to Market. CODE contains two nearly identical versions: (i) an off-line simulation version with output to a CRT (CIMulation(TM)), and (ii) an on-line version with output to motion control equipment (CIMControl(TM)). Unlike existing systems, simulation and control are achieved with the same application software and API set, enabling concurrent engineering and reduced time to market. Cimetrix customers estimate the ability to develop, test and debug an entire application in simulation mode reduces the overall time to market by approximately 30%.

              5.  Enhanced  Safety.   The  simulation  version  of  CODE  allows
              customers to develop and debug their application programs without risking the safety of either employees or machines.

              6. Customers control their own destiny. Cimetrix software provides all of the software source code hooks for Cimetrix customers to implement their own custom software or algorithms. This ensures that Cimetrix customers control their own destiny and are able to develop specialized or proprietary software to differentiate their products.

              7. Conforms to  NEMI/IEEE   Standard.   Cimetrix   CODE   software
              substantially conforms to the NEMI/IEEE standard for PC motion controllers.

         PRODUCTS

                       The Company  has three main  product  families,  the CODE
              family, the Connect family, and the CIM300 family.

              CODE (Cimetrix Open Development Environment)

              CIMulation(TM): A version of the CIMServer in which workcell operation is simulated on a graphical workstation. The graphical simulation provides the programmer with an off-line, virtual workcell, viewed as a three-dimensional solid model with fully functional kinematics. All application programs can be directly transported for use with CIMControl. CIMulation includes the CODE API(TM), which is a standard C/C++ library of over 400 function calls used for automation application development. It is also available as an OO class structure. Functions are provided for motion control, machine vision, I/O control, off-line collision checking and other common workcell operations. In addition to C/C++, customers can also develop their applications using Visual Basic, Borland's Delphi and Cimetrix' CIMBuilder, a non-
              programmers development environment based on the popular IEC-61131-3 style of graphical programming. CIMulation uses the same API set as CIMControl. There is no translation or post processing required to run real machines.

              CIMControl(TM): A version of the CIMServer which allows on-line mechanism and I/O control through off-the-shelf servo and I/O control cards. It turns any standards-based PC into an open architecture controller. CIMControl also includes the CODE API. Customer developed applications using CIMulation are directly transportable to run on the physical mechanism using CIMControl. Options include Conveyor Tracking and Tool Sensor Calibration.

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

              CIMBuilder(TM): An Integrated Development Environment (IDE) that can be used to build customer applications instead of C++, VB or Delphi. CIMBuilder includes technology from the Siemens Energy and Automation Group and provides a graphical programming technique complying with IEC-61131-3, a standard developed to program programmable logic controllers. CIMBuilder enhances the standard by allowing customers to program both motion and logic without being computer programmers.

         The Connect Family

              CIMConnect(TM): A second generation communications product was designed to provide protocol and message format neutral object oriented solutions that allow communication between equipment on the factory floor and host level systems. GEM is the current standard for communications between manufacturing equipment and the factory's host computer. Equipment builders have been reluctant to provide GEM-compliant technology because of the difficulty and cost associated with obtaining GEM compliance. CIMConnect allows rapid implementation of GEM with a clear migration to new emerging Internet based standards. Without CIMConnect, it takes equipment builders between six months to one year to add GEM compliance to their equipment. Cimetrix acquired technology from SDI, in Vancouver, Washington in December 1999 to broaden the communication line to solve semiconductor communications in addition to those in the SMT industry. This technology has been successfully integrated into CIMConnect and sold to semiconductor accounts.

              GEM Host Manager(TM) and Host Developer(TM): Products that allow a host computer to receive data from GEM enabled equipment and format the data for use by host computer applications to monitor and control factories. GEM Host Manager has been designed specifically for use in printed circuit board facilities. Host Developer is specifically designed for wafer fabs.

              TESTConnect(TM): A product to test and configure SECS/GEM inter-faces.

         The CIM300 Family

              CIM300(TM): A new family of products that allows 300mm semiconductor tools to comply with the SEMI 300mm connectivity standards. Individual products have been developed for SEMI standards E39, E40, E87, E90, and E94. There are currently eight new customers using these products on their new 300mm tools. In 2001, Cimetrix will introduce an additional three new products for that comply with SEMI standards E41, E42, and E58. As the semiconductor industry rapidly moves to 300mm production, CIM300 will lead the way for our motion and SECS/GEM products.

Competition

         The  manufacture  and  sale  of  automation   technology  is  a  highly
competitive industry. Cimetrix believes that its competition is divided into two groups: in-house developed controllers and open controller suppliers.

         In-house developed controllers are potentially competition, but more importantly, they are potential customers. Robot manufacturers, CNC suppliers, and electronics equipment suppliers all develop their own controllers, some on PC platforms and some on proprietary hardware. They have problems hiring top software talent that have experience with the latest Microsoft technologies. Cimetrix offers a distinct advantage to them by increasing software quality through our re-use techniques, decreasing the time to market for a new open architecture controller, and assisting the transition of their engineering staff to the latest technologies such as COM, UML and object oriented analysis and design techniques. The Company's CODE and equipment communications software products offer these advantages.

         Open controller suppliers are currently a small segment of the overall controls market. They are mostly small undercapitalized companies. Steeplechase, Nematron, and ASAP all market PC-based controllers aimed primarily at sequence control (I/O). Larger proprietary controller companies have recently purchased several of them. They typically do not have robust motion solutions and target different markets than Cimetrix. Management expects to see additional competitors emerge in this group. None of these competitors offer equipment communications software products.

         In the 300mm connectivity market, Cimetrix has two main competitors, GW Associates and Yokogawa. Both have considerable expertise in semiconductor fabs and will be formidable competitors.

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

Sales and Marketing

          The sales and marketing team is responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. The Company's direct sales force is coordinated by an Executive Vice President of Sales, the President of the semiconductor division and three regional sales managers. Each salesperson is responsible for pursuing potential customer leads in his or her territory and for qualifying customer relationships. The Company's sales offices are located in Salt Lake City, Utah, Boston, Massachusetts, San Jose, California and Chicago, Illinois. In addition, we have distributors or resellers located in Vancouver, Washington, Europe, Taiwan, Korea and Japan.

Operations

         The Company's software operations are conducted through four principal teams: Software Development, Quality Assurance, Applications and Customer Support. These teams are responsible for defining and developing new products, testing such products, performing initial product integration with key OEMs and all aspects of customer support and manufacturing. The Company's strategy is to develop standard software products that have been thoroughly tested and deliver/support these products using major OEMs as the key channel to market. A comprehensive Software Quality Program and rigid coding standards are keys to the development process.

Intellectual Property Rights

         The open architecture controller technology upon which the Company's CODE software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest and benefit from this intellectual property.

         In December of 1999, the Company purchased the software products of Plug n' Work, Inc., formerly known as Object Factory, Inc. of Greenville, South Carolina. Plug n' Work's software products, which were marketed under the name AART(TM), provide a graphical programming technique similar to programming a programmable logic controller. Due to licensing problems, the Company will not market AART to new customers, but will continue to support existing AART customers. In addition, key AART technologies are being incorporated into the Company's new motion control products.

         In December of 1999, the Company also purchased the software products of Systematic Designs International, Inc. ("SDI"), of Vancouver, Washington. These newly acquired products have broadened the Company's communication product line to include semiconductor industry communications solutions.

         The technology purchased from Brigham Young University, Plug n' Work, Inc, and SDI, along with other technology developed internally, is proprietary in nature. The Company has obtained two patents on certain aspects of the technology, issued in May 1989 and March 1994, respectively. In addition, the Company has registered its entire CODE software system with the US Copyright Office, and will continue to timely register any updates to current products or any new products acquired through acquisitions. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.

Major Customers and Foreign Sales

         In 2000, three customers accounted for 18%, 16% and 15% of the Company's revenues respectively, while sales to affiliates accounted for 5% of revenues. No other single customer accounted for more than 10% of Company revenues in 2000. In 1999, two customers accounted for 34% and 12% of the Company's revenues, respectively, with sales to affiliates accounting for 17% of revenues. No other single customer accounted for more than 10% of the Company's revenues in 1999. In 1998, three customers accounted for 37%, 11% and 10% of the Company's revenues respectively, with sales to affiliates accounting for 8% of revenues. No other single customer accounted for more than 10% of revenues in 1998.

         The Company continued its ownership of Aries, Inc., a private Japanese corporation and currently holds approximately 12% of its outstanding shares of stock. Aries, Inc. is the Company's distributor in Japan. Sales to Aries represented 5%, 17% and 8% of the Company's total sales in 2000, 1999 and 1998, respectively.

         For the year ended December 31, 2000, revenues from export sales were 40%, of which 5% were to affiliates.

The following table summarizes domestic and export sales, as a percent of total sales, for the three years ended 2000, 1999 and 1998:

                                   Year Ended December 31,
                            2000              1999             1998
                            ----              ----             ----
 Domestic sales              60               33                46
 Export sales                40               67                54


Personnel

     As of March 29, 2001, the Company had 38 employees, 27 of whom are involved in the technical development and support of customers and products, six in sales and marketing, with the remainder in finance and administrative positions. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

         David P. Faulkner, Office of the President, Executive Vice President of Marketing, age 45, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996. Mr. Faulkner has a B.S. Degree in Electrical Engineering and a Masters Degree in Business Administration from Rensselaer Polytechnic Institute.

         Robert H. Reback, Office of the President, Executive Vice President of Sales, age 41, joined Cimetrix as Vice President of Sales in January 1996 and was promoted to Executive Vice President of Sales in January, 1997. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994 to 1995. From 1985 to 1993 he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. Degree in Mechanical Engineering and a M.S. Degree in Industrial Engineering from Purdue University.

         Steven D. Hausle, President Semiconductor Division, age 50, joined Cimetrix in May 2000. Prior to coming to Cimetrix Mr. Hausle was Executive Vice President for GW Associates from 1998-2000, which is a privately owned software developer. As President of the sales and marketing firm Bridgetek, Inc. from 1988 to 1998 he brought leading edge technology start-up firms to market. From 1986 to 1988 Mr. Hausle was Vice President Sales and Marketing for Flexible Manufacturing Systems, a very early adopter of Automated Material handling and CIM software. And in 1983 to 1986 he was a key member of the management team that started Prometrix Inc., which is now part of KLA-Tencor. Mr. Hausle holds a B.S. Degree from Santa Clara University.

         Michael D. Feaster, Vice President of Software Development, age 30, joined the Company in April 1998, as Director of Customer Services. In December 1998, Mr. Feaster was promoted to Vice President of Software Development. From 1994 to 1998, Mr. Feaster was employed at Century Software, Inc., as the Vice President of Software Development, directing 25 engineers. During that time, Century Software, Inc., was a global supplier of PC to UNIX connectivity software, specializing in internet access of Windows to legacy mission critical applications. From 1988 to 1994 he served as a software engineer contractor/subcontractor for such companies as Fidelity Investments, IAT, Inc., NASA, and Mexico's Border Inspection Division.

         Riley G. Astill, Vice President of Finance, Chief Financial Officer, age 40, originally joined Cimetrix as Controller, in July, 1994. He remained Controller until October, 1996, when he left the Company prior to its moving to Tampa, Florida. Mr. Astill rejoined Cimetrix as Vice President of Finance in December, 1997. Mr. Astill was Controller of a privately held Salt Lake City publisher from 1991 to 1994. From 1990 to 1991, he was a Senior Accountant for Oryx Energy Company. From 1988 to 1990 he was an Accountant for Ernst & Young in Dallas Texas. He has a B.S. Degree in Accounting from the University of Utah and a Masters Degree in Accounting from Utah State University.

     Dr. Steven K. Sorensen, Vice President and Chief Engineer, age 42, joined the Company in 1990. Prior to joining Cimetrix, Dr. Sorensen was an Associate Professor at Brigham Young University, where he received his Ph.D. in Mechanical Engineering. Dr. Sorensen has been working to develop the Cimetrix technology for the past thirteen years and is one of the principal architects of many of the Company's most important products.


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

     1. EMPHASIS OF MATTER IN AUDITOR'S REPORT. The opinion rendered by Tanner + Co., the Company's independent auditors, on the financial statements of the Company states as of December 31, 2000 the Company earned a net income of $513,000. The Company had an accumulated deficit of $18,488,000 at December 31, 2000.

     2 LIMITED WORKING CAPITAL; Limited Operating History; Accumulated Deficit; Anticipated Losses. As of December 31, 2000, the Company had working capital of $5,261,000. The Company also has an accumulated deficit of $18,488,000 as of December 31, 2000. Such losses have resulted principally from costs incurred in connection with research and development and marketing of the Company's motion control and communications software product suites. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

     3. INCOME TAXES. The Company had available at December 31, 2000, unused tax operating loss carry forwards of approximately $14,000,000 that may be applied against future taxable income, which begin to expire in 2004. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FASB 109) requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At December 31, 2000, the total of all deferred tax assets was approximately $6,500,000. Because of the uncertainty about whether the Company will generate sufficient future taxable income to realize the deferred tax assets, the Company has established a valuation allowance of approximately $6,500,000 to offset all of its deferred tax assets.

     4. DEPENDENCE ON SIGNIFICANT CUSTOMERS. Customer "A", "B" and "C" accounted for approximately 18%, 16% and 15% of the Company's revenues, respectively, in 2000. Customer "D" accounted for approximately 34% and 37% of the Company's revenues in 1999 and 1998, respectively. Customer "E" accounted for approximately 12% of the Company's revenues in 1999. Customers "F" and "G" accounted for approximately 11% and 10% of the Company's revenues in 1998. The loss of any customer's business could have a material adverse effect on the Company. Additionally, the quantity of each customer's business with the Company depends substantially on market acceptance of their products that utilizes the Company's software products and the development cycle of the customer's products. The Company could be materially adversely affected by a downturn in either customer's sales or their failure to meet sales expectations. The Company will likely from time to time have other customers that account for a significant portion of its business.

     5. DEPENDENCE ON RELATIVELY NEW PRODUCTS. The Company has only recently begun to install and implement its products with customers. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. In addition, the Company only began to introduce commercially in 2000, its new software products recently purchased from SDI and Plug n' Work. As a result, the Company has only limited history with these products, and there can be little assurance that they will achieve market acceptance. The Company's future success will depend on sales of these products, and the failure of these products to achieve market acceptance would have a materially adverse effect on the Company. In addition, the Company has limited experience with the installation, implementation and operation of its products at customer sites. There is no assurance that the Company's products will not require substantial modifications to satisfy performance requirements or to fix previously undetected errors. If customers were to experience significant problems with the Company's products, or if the Company's customers were dissatisfied with the products' functionality, performance, or support, the Company would be materially adversely affected.

     6. PRODUCT LIFE CYCLE; NEED TO DEVELOP NEW PRODUCTS AND ENHANCEMENTS.
The markets for the Company's products are new and emerging. As such, these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions. The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time. Accordingly, the life cycle of the Company's products is difficult to estimate. The Company's future success will depend in large part on its ability to enhance its products and develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards. The success of the Company's software development efforts will depend on various factors, including its ability to integrate these products with third-party products. If a competitor succeeds in duplicating or surpassing the Company's technological advances, the Company's prospects might be materially adversely affected.

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

     8. EXPORT SALES. Export sales accounted for approximately 40%, 67% and 54% of the Company's business in 2000, 1999 and 1998, respectively. To service the needs of these customers, the Company must provide worldwide sales and product support services. There are a number of risks inherent in international expansion, including language barriers, increased risk of software piracy, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign companies, longer account receivable cycles and increased collection risks, potentially adverse tax consequences, difficulty in repatriating earnings, and the burdens of complying with a wide variety of foreign laws. Thus far, all the Company's export sales have been payable in United States dollars.

     9. DEPENDENCE ON CERTAIN INDIVIDUALS. The Company is highly dependent on the services of its key managerial and engineering personnel, including, David
P. Faulkner, Office of the President and Executive Vice President of Marketing, Robert H. Reback, Office of the President and Executive Vice President of Sales, Steven D. Hausle, President Semiconductor Division, Michael D. Feaster, Vice President of Software Development and Steven K. Sorensen, Vice President and Chief Engineer. Any material change in the Company's senior management team could adversely affect the Company's profitability and business prospects. The Company does not maintain key man insurance for any of its key management and engineering personnel.

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

     11. CONTROL. Investors in the Common Stock (through exercise of the Options or Warrants) will be entitled to vote in the election of the Company's directors, but will not be entitled to separate board representation. The executive officers and directors of the Company have direct or may be deemed to have direct ownership of approximately 29.14% of the outstanding shares of Common Stock of the Company. The voting power represented by these shares, though not an absolute majority, is probably sufficient to provide effective control over most affairs of the Company.

     12. MARKETABILITY OF COMMON STOCK. The Company's Common Stock is currently traded through only a few market makers, but is not listed on any securities exchange or quoted on an automated interdealer quotation system, which would provide automated quotations of the stock's price. Trading through market makers tends to limit the volume of sales and can cause wide fluctuations in a stock's price, based on the available supply and demand for the stock at any particular time.

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

     15. POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as the announcement of new products by the Company or its competitors, market conditions in the electronics industry in general, and quarterly fluctuations in financial results, could cause the market price of the Common Stock to vary substantially. In recent years, the stock market has experienced price and volume fluctuations that have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. The market volatility may adversely affect the market price of the Company's Common Stock.


ITEM 2.  PROPERTIES

         The Company operates in a leased facility located at 6979 South High Tech Drive, Midvale, Utah (about six miles south of Salt Lake City). The Company signed a five year lease beginning in March of 1997. The facility consists of 32,000 square feet, of which 20,000 square feet is office and engineering space and 12,000 square feet is warehouse and storage space.

         In December 1999, the Company entered into a six month lease, for $2,350 per month, for a residential property, which was provided rent-free to the President and other employees and visiting customers as temporary accommodations. The lease term on this property was extended through June 30, 2001, and is now used primarily by visiting customers and traveling employees. The Company does not intend to renew the lease beyond June.


ITEM 3.  LEGAL PROCEEDINGS

Manley Litigation

         An action was brought against the Company in August 1998 by Peter and Jana Manley in the Third District Court of Salt Lake County, State of Utah. The thrust of the claims by the Manleys relate to rights pertaining to approximately 180,000 shares of stock in the Company. In the complaint, declaratory relief is sought to have all restrictions removed from the stock of the Manleys and that the Company not hinder in any way the transfer or sale of the stock. Other claims include conversion, refusal to allow transfer of stock, lost profits because of an asserted inability to have restrictions removed and the Manleys being able to transfer their stock, breach of Stock Option Agreement and Stock Option Plan, intentional interference with economic relations, quantum-meruit-contract implied in fact, promissory estoppel/detrimental reliance, civil conspiracy and breach of good faith and fair dealing.

         In the prayer for relief, the Manleys seek a declaration that all restrictions including the Rule 144 restrictive legend be removed from the stock, stop transfer orders be removed, that the Company cease and desist from preventing the Manleys from selling their stock, judgment for direct and consequential damages, punitive damages, costs, attorney's fees and a demand for a jury trial.

         On or about February 9, 2001, the Manleys filed a Motion for Partial Summary Judgment, seeking a declaration that they are the sole owners of the Cimetrix shares of stock, that the shares be held free of any restrictions and a judgment for damages based on the difference in the value of the stock on the date the Rule 144 restrictions should have been lifted and the date on which they were actually lifted- $5.50 per share for the 180,722 shares of Cimetrix stock, totaling $993,971.

         Although Management believes that there is a reasonable likelihood that the Company will prevail and that its claims are meritorious, the Company is unable to predict the outcome of the litigation. Should plaintiffs prevail, this would have a material adverse effect on the Company's financial condition.

         The Company answered the complaint and filed a counterclaim. The counterclaims asserts material misrepresentations concerning technology. Claims against Mr. Manley include fraud in the inducement, common law fraud, declaration and return of shares of stock against both of the Manleys, breach of contract against both of the Manleys, fraud in the inducement against Mr. Manley, breach of covenant of good faith and fair dealing against Mr. Manley.

Plug n' Work Litigation

         On April 5, 2000, the Company filed suit in Utah State Court against Plug n' Work, Scott McCrary and John Fisher (the "Plug n' Work Shareholders"). The Company brought this action alleging that the Plug n' Work Shareholders failed to disclose significant material liabilities with respect to the intellectual property purchased from Plug n' Work in December 1999.

         On September 19, 2000, the Company also filed suit in Utah State Court against Advanced Automation. The Company brought this action alleging that Advanced Automation failed to disclose significant material liabilities with respect to the intellectual property purchased from Plug n' Work in December 1999.

         In both cases the defendants filed counterclaims; however, both were settled on February 2, 2001. As part of the settlement, 400,000 shares of the original 1,200,000 shares issued for the purchase, were returned to the Company. The Company is satisfied with the settlement and the return of the shares.

         The Company is not a party to any other material pending legal proceedings and, to the best of its knowledge, no such proceedings by or against the Company have been threatened. To the knowledge of management, there are no material proceedings pending or threatened against any director or executive officer of the Company, whose position in any such proceeding would be adverse to that of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2000.

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

Common Stock

  Period (Calendar Year)                          Price Range

     1998                                High Bid                  Low Bid
  --------------                         --------                  -------
  First quarter                          $  2.13                   $   1.44
  Second quarter                         $  1.97                   $   1.25
  Third quarter                          $  2.56                   $   1.19
  Fourth quarter                         $  1.50                   $    .56

     1999
  --------------
  First quarter                          $  1.19                   $    .31
  Second quarter                         $  1.03                   $    .45
  Third quarter                          $  4.06                   $    .56
  Fourth quarter                         $  3.50                   $   1.88


     2000
  --------------
  First quarter                          $  7.00                   $   2.25
  Second quarter                         $  5.31                   $   3.00
  Third quarter                          $  3.50                   $   1.88
  Fourth quarter                         $  2.38                   $   1.13

     2001
  --------------
  First quarter (as of 3/29/01)          $  3.31                   $   1.25


         On March 29, 2001, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was $1.44 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

         On March 29, 2001, there were 24,057,690 shares of common stock issued and outstanding, held by approximately 3,000 beneficial shareholders.

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

Options

         As of March 29, 2001, there were issued and outstanding, options for the purchase of 1,455,000 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. A total of 2,000,000 shares of common stock have been reserved for issuance under this plan. The following table summarizes the quantity and exercise price of the options.

                           Option Price              Quantity
                           ------------              --------
                           $2.50                     820,000
                           $3.00                     365,000
                           $3.50                     270,000
                                                     -------
                           Total Options           1,455,000

         Approximately 452,000 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. These options will begin to expire in December 2002, and continue to expire through February 2005.

         As of March 29, 2001, there were issued and outstanding , options for the purchase of 354,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. Of these options, 258,000 are exercisable at $2.50 per share, and 96,000 are exercisable at $3.50 per share. Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through July 2004.

Senior Notes and Common Stock Warrants

         As of March 29, 2001, there were $2,681,000 of the Company's Senior Notes issued and outstanding, held by approximately 50 bondholders. The Senior Notes are due and payable September 30, 2002. There were also 3,306 warrants issued with the Senior Notes, issued and outstanding, held by approximately 50 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. The underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

Subsequent Events

         Significant events which occurred subsequent to the close of the Company's fiscal year ended December 31, 2000 are discussed below.

         On January 30, 2001, Paul A. Bilzerian resigned as President of the Company. The Board of Directors appointed Robert H. Reback, the Company's
Executive Vice President of Sales, and David P. Faulkner, the Company's Executive Vice President of Marketing, to the Office of the President. The Board of Directors believes that Messrs. Reback and Faulkner have the experience and capabilities to effectively run the Company and to achieve the Company's objectives.

         On February 2, 2001, the Company agreed to settle all outstanding litigation with Plug n' Work, with respect to the intellectual property purchased from Plug n' Work in December 1999. As part of the settlement, 400,000 shares of the original 1,200,000 shares issued for the purchase, were returned to the Company. The Company is satisfied with the settlement and the return of the shares. This legal action is discussed above in Item 3. Legal Proceedings.

         On February 9, 2001, Peter H. Manley and Jana Kay Manley, plaintiffs, filed a Motion for partial Summary Judgment with respect to litigation they initiated against Cimetrix August 6, 1998. In their motion, plaintiffs seek a declaration that they are the sole owners of approximately 180,000 shares of Cimetrix common stock, that the shares may be held free of any restrictions and a judgment for damages totaling $993,971. This legal action is discussed above in Item 3. Legal Proceedings.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is derived from the Company's audited financial statements, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.

Statements of Operations Data
                                                           Years ended December 31,
                                          2000        1999           1998        1997          1996
                                          ----        ----           ----        ----          ----
                                                      (in thousands, except per share data)

Revenues                            $    5,900    $   3,853   $    4,161     $   2,195    $    2,396

Operating Expenses:
Cost of revenues                           647          103          454         1,057         1,342
Selling, marketing and
customer support                         1,128          734          713         1,066         1,494
Research and development                 1,595        1,508        1,479         2,008         1,179
General and administrative               1,995        1,281        1,854         2,288         1,577
Impairment loss                              -            -        3,526             -             -
Compensation - stock options                 -           12           20           234           685
                                    -----------   ----------  -----------    ----------   -----------
Total operating expenses                 5,365        3,638        8,046         6,653         6,277
                                    -----------   ----------  -----------    ----------   -----------
Income (loss) from operations              535          215       (3,885)       (4,458)       (3,881)
                                    -----------   ----------  -----------    ----------   -----------
Net Income (loss)                   $      513    $     102   $   (4,070)    $  (4,490)   $   (3,455)
                                    ===========   ==========  ===========    ==========   ===========
Income (Loss) per
  common share                      $      .02    $     .01   $     (.17)    $    (.20)   $     (.19)
                                           ===          ===         =====         =====         =====
Dividends per common share                   -            -            -             -             -
                                           ===          ===           ===           ===          ===

Balance Sheet Data
Current assets                      $    6,040    $   2,590   $    2,839     $   2,802    $    4,220
Current liabilities                        779          883          398           623         1,344
Working capital                          5,261        1,707        2,441         2,179         2,876
Total assets                            13,126        9,374        3,762         8,019         9,227
Total long-term debt                     2,704        2,681        2,691         3,546           296
Stockholders' equity                     9,643        5,810          673         3,850         7,631

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for 2000. The information includes discussions of revenues, expenses, capital resources and other significant items. Generally the information is presented in a three year comparison format using 2000, 1999 and 1998 data.

Statements of Operations Summary

         The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.

                            Year Ended December 31,
                                 2000 1999 1998
Net revenues                         100.0%           100.0%            100.0%
                                     ------           ------            ------

Operating expenses:
     Cost of revenues                   11               3                11
     Selling, marketing and
       customer support                 19              19                17
     Research and development           27              39                36
     General and administrative         34              33                45
     Compensation - stock options        0               0                 1
     Impairment Loss                     0               0                85
                                      ----            ----              ----
       Total operating expenses         91              94               193
                                      ----            ----              ----
Income (loss) from operations            9               6               (93)
     Interest income, net of expense    (1)             (5)               (5)
     Other income (expenses)             1               2                 1
                                      ----            ----              ----
           Net Income (loss)             9%              3%              (98)%
                                      ====            ====              ====

Net Revenues

         Net revenues for the three fiscal years ended December 31, 2000, 1999, and 1998 were $5,900,000, $3,853,000, and $4,161,000 respectively. Net revenues for 2000 increased $2,047,000, or 53%, from the same period in 1999. The increase in revenues was primarily due to the addition of new software products that the Company began selling in 2000.

         Net revenues for 2000 included approximately $4.87 million of software revenue, $571,000 of application engineering revenue, and the remainder from support agreements and training. Net revenues for 1999 included approximately $3.1 million of software revenue, $265,000 of application engineering revenue and the remainder from support agreements and training. Net revenues for 1998 included approximately $3 million of software revenue, $685,000 of application engineering revenue and the remainder from support agreements and training.

         The following table summarizes net revenues by categories, as a percent of total net revenues:

                                               Year Ended December 31,
                                       2000              1999             1998
                                       ----              ----             ----
Software revenues                        83               81                73
Application revenues                     10                7                17
Support/training revenue                  7               12                10

         The above results from 2000 reflect the Company's efforts to focus on its OEM software sales channels and cultivate new OEM software customers.

Cost of Revenues

         The Company's cost of revenues as a percentage of net revenues for the years ended December 31, 2000, 1999, and 1998 were approximately 11%, 3%, and 11%, respectively. The cost of revenues increased $544,000, or 528%, to $647,000 in 2000, from $103,000 in 1999. This increase is attributable to commissions expense on sales made by a third party and payment of application and software integration services provided by a third party.

         The cost of revenues from software revenue was approximately 7% while the cost of revenues from applications engineering and support was approximately 22%. The increase in cost of revenues for software sales is attributable to commission sales made in 2000, which were not present in prior years.

Selling, Marketing and Customer Support

         Selling, marketing and customer support expenses increased $394,000, or 54%, to $1,128,000 in 2000, from $734,000 in 1999. This substantial increase is attributable to the costs the Company incurred to establish its semiconductor division, which markets and sells the Company's newly released semiconductor products. As this is a relatively new market segment for the Company, related sales and marketing expenses are expected to rise modestly through 2001in order to meet anticipated demand for the Company's products.

         Selling, marketing and customer support expenses in 2000, 1999 and 1998 reflected the payroll and related travel expenses of full-time sales, marketing and customer support personnel, the development of product brochures and other marketing material, and the costs related to the Company's representation at trade shows.

Research and Development

         Research and development expenses increased by $87,000, or 6%, to $1,595,000 in 2000, from $1,508,000 in 1999. These costs remained fairly constant due to the Company's efforts to better allocate and control software development expenditures. The small increases from year to year are due to the addition of technical personnel.

         The Company's continued efforts to develop its motion control and communications products for Microsoft WindowsNT/2000, represented the majority of the research and development expenditures during 2000.

         Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative expenses, discussed below.

General and Administrative

         General and administrative expenses increased $714,000, or 56%, to $1,995,000 in 2000, from $1,281,000 in 1999. The majority of this increase is due to the to the increase in amortization expense of software technologies, acquired in 1999 through stock transactions. The acquired software technologies, valued at approximately $6,000,000, are being amortized over a period of 12 years, resulting in approximately $500,000 of amortization expense annually. As a result of the return of 400,000 shares of common stock from the settlement of the Plug n' Work litigation with the Plug n' Work Shareholders, future amortization will be reduced accordingly. Increases in legal and rent expense attributed for the balance of the increase in general and administrative costs for the year.

         General and administrative costs include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for 2000 increased $489,000 or 160%, to $795,000, from $306,000 in 1999. In 2000 depreciation and amortization expenses represented 40% of all general and administrative expenses, compared to 24% in 1999.

Other Income (Expenses)

         Interest income increased by $157,000, or 242%, to $222,000 for 2000, from $65,000 for 1999. Improved operating results have allowed the Company to maintain a cash reserve. In addition, in the first quarter of 2000, the Company raised an additional $4,250,000 in a private placement for operating capital. All cash reserves are invested in conservative money market and bond mutual fund accounts.

         Interest expense decreased by $2,000, or 1%, to $268,000 for 2000, from $270,000 for 1999. This decrease was primarily attributable to the retirement of interest bearing notes, other than the Company's 10% Senior Notes. The balance outstanding on the Senior Notes as of December 31, 2000 was $2,681,000, the same as in 1999. Interest expense on the Senior Notes is accrued monthly and paid semi-annually on April 1, and October 1.

Compensation - Stock Options

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures for stock option grants to employees.

         During 2000, no options were granted for non-employee services and, accordingly, the Company was not required to record any compensation cost related to such options.

Liquidity and Capital Resources

         The Company had $5,261,000 in working capital at December 31, 2000, compared with $1,707,000 at December 31, 1999. This increase is a result of the sale of 1,700,000 shares of the Company's common stock in a Private Placement in the first quarter of 2000 and profitable operating results for the year.

         Cash provided by operating activities increased by $142,000, or 165%, to $228,000 in 2000, from $86,000 in 1999. This increase is due to the profitable operating results for the year.

         The Company's future liquidity will continue to be dependent on the Company's operating results. Management believes that the Company's working capital is sufficient to maintain its current and immediately foreseeable levels of operations. The Company anticipates that capital expenditures for fiscal year 2001, primarily for computer equipment and software, will be approximately $110,000. Management believes that the Company has sufficient funds to meet its capital expenditure requirements for 2001.

         The Company has not been adversely affected by inflation as technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of our customers product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers account for a significant portion of the Company's revenues.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the information in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the information in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the information in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the information in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

         (c)  Exhibit Listing

              Exhibit No.          Description

                 3.1               Articles of Incorporation (1)
                 3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (6)
                 3.3               Bylaws (1)
                10.1 Proxy Agreement between Keith Seolas and his family, and Paul Bilzerian, transferring voting rights to Mr. Bilzerian (4)
                10.2 Consulting and option agreement between Cimetrix and Paul A. Bilzerian to resolve management difficulties (4)
                10.3 Indemnity agreement between Cimetrix and former officers and directors of Cimetrix for return of shares and release from related payables/receivables (5)
                10.4 Technology Sale and Purchase Agreement between Cimetrix and Brigham Young
                                   University (6)
                10.5               Stock Option Plan of Cimetrix Incorporated(2)
                10.6 Supplementary Consulting Agreement between Cimetrix and Bicoastal Holding Company for services of Paul Bilzerian (3)
                10.7               Security Agreement with Michael and
                                   Barbara Feaster


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

                                   SIGNATURES
         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2001.

                                   CIMETRIX INCORPORATED

                                   By: /S/ RILEY G. ASTILL
                                   -----------------------
                                   RILEY G. ASTILL
                                   Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)





         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2001.


SIGNATURE                                  CAPACITY
---------                                  --------

/S/ DAVID P. FAULKNER                      Office of the President (As Principal
---------------------                      Executive Officer)
DAVID P. FAULKNER

/S/ ROBERT H. REBACK                       Office of the President (As Principal
--------------------                       Executive Officer)
ROBERT H. REBACK

/S/ BILL VAN DRUNEN                        Director
-------------------
BILL VAN DRUNEN

/S/ DR. RON LUMIA                          Director
-----------------
DR. RON LUMIA

/S/ RANDALL A. MACKEY                      Director
---------------------
RANDALL A. MACKEY

/S/ DR. LOWELL K. ANDERSON                 Director
--------------------------
DR. LOWELL K. ANDERSON

                                  Exhibit 10.7

                         PURCHASE AND SECURITY AGREEMENT

         This Purchase and Security Agreement (hereinafter the "Agreement") is made, entered into and is effective as of the 31st of May, 2000, between Michael
D. Feaster and Barbara Feaster Husband and Wife as Joint Tenants, Utah Residents, (hereinafter the "Feasters") whose principle residence is located at 12262 South Graystone Lane, Sandy, UT 84092, and Cimetrix, Incorporated, a Nevada corporation, with its principal place of business located at 6979 South High Tech Drive, Salt Lake City, Utah 84047-3757 (hereinafter "Cimetrix").

                                    RECITALS
         WHEREAS, Michael Feaster is a Vice President, presently employed at Cimetrix, who is the beneficiary of options to acquire 200,000 shares of Cimetrix common stock, a portion of which have vested (the "Options"); and

         WHEREAS, Cimetrix is presently the owner of that certain property located at 12262 South Graystone Lane, Sandy, UT (the "Property"); and

         WHEREAS, Cimetrix presently owns certain household furniture (the "Furniture"); and
         WHEREAS, the Feasters desire to purchase the Property and the Furniture; and
         WHEREAS, the Feasters owe approximately $38,000 to several parties and wish to borrow that amount from Cimetrix in order to consolidate their debts and reduce their monthly payments; and
         WHEREAS, Cimetrix deems Michael Feaster to be a critical and essential employee and, therefore, to further induce him to continue his employment with Cimetrix, is willing to enter into this Agreement on the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the mutual agreements and promises of the parties, the sufficiency of which consideration is hereby acknowledged, the Feasters and Cimetrix agree as follows:

1. Cimetrix agrees to loan the Feasters $37,775 in order to pay certain consumer debts.
2. The Feasters agree to purchase and Cimetrix agrees to sell the Furniture. an itemized list of which is attached, for $8,766, the total amount of which shall be loaned to the Feasters by Cimetrix.

     3. The Feasters agree to purchase and Cimetrix agrees to sell the Property for $380,179, the total amount of which shall be loaned to the Feasters by Cimetrix.

     4. The total amount of the loans set forth in paragraphs 1 through 3 of this Agreement is $426,720 (the "Loan"),which shall be repaid by the Feasters not later than May 31, 2002, or upon the resignation by Michael D. Feaster of his position of employment with Cimetrix. The Loan shall bear interest in the amount of 10% per annum, which shall be paid on the first and the six- teenth days of every month, beginning on June 16, 2000. Each payment shall be $1,778,for a total payment of $3,556 per month, and shall be made through payroll deductions of Michael D. Feaster's payroll at Cimetrix. The entire amount of the Loan shall be secured by a Deed of Trust with respect to the Property and by the Options. The Feasters agree that they will not exercise the Options without the written consent of Cimetrix until the Note is paid in full.

     5. The Feasters also agree that all future Cimetrix employee stock options, which are granted to Michael D. Feaster, shall also be pledged as collateral for the Loan, and may not be exercised, sold, or otherwise transferred during the term of this Agreement without the written consent of Cimetrix.

     6. The rights and obligations of the parties under this Agreement shall be governed by and construed under the laws of the State of Utah, without reference to conflict of law principles. In the event of any such litigation, the prevailing party shall be entitled to recover its costs and reasonable attorneys fees, including such costs and fees on appeal.

     7. This Agreement, the Warranty Deed for the Property, the Trust Note and the Deed of Trust set forth the entire agreement and understanding of the parties relating to the subject matter herein and merges all prior discussions between them. No modification of or amendment to the Agreement, nor any waiver of any rights under the Agreement, shall be effective unless it is in writing and signed by both parties. No delay, omission, or failure to exercise any right or remedy provided for in this Agreement shall be deemed to be a waiver of the event giving rise to such remedy, but every such right or remedy may be exercised, from time to time, as may be deemed expedient by the party exercising such right or remedy.

     8. If any provision contained in this Agreement is determined to be invalid, the remaining provisions shall constitute the entire Agreement and the invalid provision shall be deemed to have never been a part of the Agreement.

     IN WITNESS WHEREOF, the parties hereto have entered into this Agreement, effective May 31, 2000.

MICHAEL D. FEASTER                                   CIMETRIX, INCORPORATED:


------------------                                   -----------------------
                                                      By: Riley G. Astill
                                                      Vice President of Finance

BARBARA FEASTER

---------------

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




                                     -30-                                    F-1

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Cimetrix Incorporated


We have audited the balance sheet of Cimetrix Incorporated as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.



                                  TANNER + CO.




Salt Lake City, Utah
February 9, 2001

                                    -31-                                     F-2

                                                           CIMETRIX INCORPORATED

                                                                   Balance Sheet
                                            (In thousands, except share amounts)
                                                                    December 31,
--------------------------------------------------------------------------------



Assets                                                   2000              1999
------
                                            -----------------------------------
Current assets:
     Cash and cash equivalents              $           3,525   $         1,042
     Receivables, net                                   2,365             1,440
     Inventories                                          121               102
     Prepaid expenses and other current assets             29                 6
                                            -----------------------------------

                  Total current assets                  6,040             2,590

Property and equipment, net                               359               459
Note receivable - related party                           416                 -
Technology, net                                         5,675             6,149
Other assets                                              636               176
                                            -----------------------------------
                                            $          13,126   $         9,374
                                            -----------------------------------

--------------------------------------------------------------------------------


              Liabilities and Stockholders' Equity Current liabilities:

     Accounts payable                       $             200   $           170
     Accrued expenses                                     532               643
     Deferred support revenue                              43                70
     Current portion of notes payable                       4                 -
                                            -----------------------------------

                  Total current liabilities               779               883

Notes payable                                              23                 -
Senior notes payable                                    2,681             2,681
                                            -----------------------------------

                  Total liabilities                     3,483             3,564
                                            -----------------------------------

Commitments and contingencies                               -                 -

Stockholders' equity:
     Common stock, $.0001 par value, 100,000,000 shares
       authorized; 24,456,690 and 23,125,690 shares
       issued and outstanding, respectively                 2                 2
     Additional paid-in capital                        28,130            24,810
     Treasury stock 6,722 shares, at cost                  (1)               (1)
     Accumulated deficit                              (18,488)          (19,001)
                                            -----------------------------------

              Total stockholders' equity                9,643             5,810
                                            -----------------------------------

                                            $          13,126   $         9,374
                                            -----------------------------------



                                    -32-                                     F-3

                                                                                     CIMETRIX INCORPORATED
                                                                                   Statement of Operations
                                                                       (In thousands, except share amounts)
                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                                   2000             1999              1998
                                                     -----------------------------------------------------

Net sales                                            $            5,900   $        3,853      $      4,161
                                                     -----------------------------------------------------

Operating expenses:
     Cost of sales                                                  647              103               454
     General and administrative                                   1,995            1,281             1,854
     Selling, marketing and customer support                      1,128              734               713
     Research and development                                     1,595            1,508             1,479
     Compensation expense - stock options                             -               12                20
     Impairment loss                                                  -                -             3,526
                                                     -----------------------------------------------------

                                                                  5,365            3,638             8,046
                                                     -----------------------------------------------------

Income (loss) from operations                                       535              215            (3,885)
                                                     -----------------------------------------------------

Other income (expense):
     Interest income                                                222               65                63
     Interest expense                                              (268)            (270)             (277)
     Other income                                                    29               92                29
                                                     -----------------------------------------------------

                                                                    (17)            (113)             (185)
                                                     -----------------------------------------------------

Income (loss) before income taxes                                   518              102            (4,070)
Provision for income taxes                                           (5)               -                 -
                                                     -----------------------------------------------------

Net income (loss)                                    $              513   $          102      $     (4,070)
                                                     -----------------------------------------------------

Income (loss) per common share -
  basic and diluted                                  $              .02   $          .01      $       (.17)
                                                     -----------------------------------------------------



----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                    -33-                                                              F-4


                                                                                              CIMETRIX INCORPORATED

                                                                                  Statement of Stockholders' Equity
                                                                                (In thousands, except share amounts)
                                                                       Years Ended December 31, 2000, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------
                                                                           Unearned
                                                                           Compen-
                                                               Additional  sation on Stock
                        Treasury Stock       Common Stock      Paid-In     Stock     Subscription    Accumulated
                        Shares   Amount      Shares  Amount    Capital     Options   Receivable      Deficit    Total
                     ------------------------------------------------------------------------------------------------

Balance at
  January 1, 1998       200,000    (1,000) 24,343,928        2     19,881         -            -      (15,033)  3,850


Purchase of
  treasury stock        192,722      (125)          -        -          -         -            -            -    (125)

Treasury stock issued for:
  Cash                 (353,091)      990           -        -       (617)        -            -            -     373
  Senior notes
    payable             (18,182)       91           -        -        (66)        -                         -      25
  Receivable             (8,727)       43           -        -        (31)        -          (12)           -       -

Common stock issued
  for senior notes
  payable                     -         -     400,000        -        600         -            -            -     600

Stock compensation            -         -           -        -         20         -            -            -      20

Net loss                      -         -           -        -          -         -            -       (4,070) (4,070)
                     ------------------------------------------------------------------------------------------------

Balance at
  December 31, 1998      12,722        (1) 24,743,928        2     19,787         -          (12)     (19,103)    673

Treasury stock issued
  as compensation        (6,000)        -           -        -          4         -            -            -       4

Retirement of
common                        -         -  (3,528,238)       -       (351)        -            -            -    (351)
  stock

Collection of stock
  subscription
  receivable                  -         -           -        -          -         -           12            -      12

Common stock issued
  for technology              -         -   1,910,000        -      5,358         -            -            -   5,358

Stock option
  compensation                -         -           -        -         12         -            -            -      12

Net income                    -         -           -        -          -         -            -          102     102
                     ------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                       -34-                                                                       F-5

                                                                                               CIMETRIX INCORPORATED

                                                                                   Statement of Stockholders' Equity
                                                                                 (In thousands, except share amounts)
                                                                                                           Continued

                                                                        Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------------------------------------------
                                                                          Unearned
                                                                          Compen-
                                                              Additional sation on     Stock
                        Treasury Stock       Common Stock       Paid-In    Stock   Subscription  Accumulated
                     -----------------------------------------
                       Shares    Amount     Shares    Amount    Capital   Options   Receivable     Deficit    Total
                     ------------------------------------------------------------------------------------------------

Balance at
  December 31, 1999       6,722        (1) 23,125,690        2     24,810         -            -     (19,001)   5,810

Common stock issued
  for cash                    -         -   1,300,000        -      3,244         -            -           -    3,244

Common stock
  options exercised           -         -      31,000        -         76         -            -           -       76

Net income                    -         -           -        -          -         -            -         513      513
                     ------------------------------------------------------------------------------------------------

Balance at
  December 31, 2000       6,722   $    (1) 24,456,690   $    2   $    28,130   $  -      $     -   $(18,488)  $ 9,643
                     ------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.


                                       -35-                                                                      F-6

                                                                                     CIMETRIX INCORPORATED

                                                                             Notes to Financial Statements
                                                                      (In thousands, except share amounts)
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------



                                                                                   Statement of Cash Flows
                                                                                            (In thousands)
                                                                                  Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------


                                                                          2000          1999          1998
                                                                ------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                          $          513   $       102   $    (4,070)
     Adjustments to reconcile net income(loss) to net
       cash provided by (used in) operating activities:
         Amortization and depreciation                                     795           306           798
         Provision for losses on receivables                                97          (145)           94
         Loss (gain) on disposition of assets                                8             -            (6)
         Stock compensation expense                                          -            16            20
         Impairment loss                                                     -             -         3,526
         Other                                                               -             -          (247)
         (Increase) decrease in:
              Receivables                                               (1,022)         (120)         (568)
              Inventories                                                  (19)         (102)           53
              Prepaid expenses and other current assets                    (23)           13            62
              Other assets                                                 (13)           31            23
         Increase (decrease) in:
              Accounts payable                                              30            11          (196)
              Accrued expenses                                            (111)          (12)          (28)
              Deferred support revenue                                     (27)          (14)           35
                                                                ------------------------------------------
                  Net cash (used in) provided by
                  operating activities                                     228            86          (504)
                                                                ------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                   (117)          (13)          (42)
     Issuance of note receivable - related party                          (416)            -             -
     Increase in other assets                                             (478)            -             -
     Purchase of technology                                                (56)         (327)            -
     Proceeds from disposal of property                                      2             -            21
                                                                ------------------------------------------
                  Net cash used in
                  investing activities                                  (1,065)         (340)          (21)
                                                                ------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                              3,320             -           373
     Payments on long-term debt                                              -           (10)           (5)
     Collection of stock subscription receivable                             -            12             -
     Retirement of common stock                                              -          (351)            -
     Purchase of treasury stock                                              -             -          (125)
                                                                ------------------------------------------
                  Net cash provided by (used in)
                  financing activities                                   3,320          (349)          243
                                                                ------------------------------------------

Net increase (decrease) in cash and cash equivalents                     2,483          (603)         (282)

Cash and cash equivalents at beginning of year                           1,042         1,645         1,927
                                                                ------------------------------------------

Cash and cash equivalents at end of year                        $        3,525   $     1,042   $     1,645
                                                                ------------------------------------------



                                       -36-                                                            F-7

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                               December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


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


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


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



                                       -37-                                  F-8

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies - Continued

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.


Software Development Costs
Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company also expenses hardware design and prototype expenses as incurred as research and development costs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.


Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Software costs are carried at the unamortized cost or net realizable value. Net realizable value is reviewed on an annual basis after assessing potential sales of the product in that the unamortized capitalized cost relating to each product is compared to the net realizable value of that product and any excess is written off.


Technology
Technology consists of the costs to obtain the Company's AART and SDI SECS/GEM technology (see Note 5). The technology is being amortized on the straight-line method over twelve years.
--------------------------------------------------------------------------------


                                       -38-                                  F-9

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies - Continued

Goodwill
Goodwill reflects the excess of the costs of purchasing the minority interest of Cimetrix (USA) Incorporated over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight line basis over 15 years. During the year ended December 31, 1998 the unamortized portion of the goodwill was written off (see note 9). Amortization expense charged to operations for 1998 and 1997 was approximately $217 and $218, respectively.


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


Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation, asset impairment, and accrued liabilities.


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


                                       -39-                                 F-10

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

2.   Receivables

                                                        December 31,
                                            ------------------------------------
                                                         2000              1999
                                            ------------------------------------
Receivables:

     Trade receivables                      $           2,516   $         1,505

     Employee receivables                                  11                 -

                                            ------------------------------------

                                                        2,527             1,505

     Less allowance for doubtful
       accounts                                         (162)              (65)
                                            ------------------------------------

                                            $           2,365   $         1,440
                                            ------------------------------------


3.   Property and Equipment

Property and equipment consists of the following:

                                                      December 31,
                                             -----------------------------------
                                                      2000             1999
                                             -----------------------------------

Software development costs                   $         464   $          464
Equipment                                              439              362
Office equipment and software                          324              306
Furniture and fixtures                                 225              214
Leasehold improvements                                  83               83
Vehicle                                                 27                -
                                             -----------------------------------

                                                     1,562            1,429

Accumulated depreciation and
  amortization                                      (1,203)            (970)
                                             -----------------------------------

                                             $         359   $          459
                                             -----------------------------------



4.   Note Receivable

At December 31, 2000 the Company has a note receivable from an officer of the Company. Interest payments at 10% are due twice a month. The principal balance of $416 is due May 31, 2002.



--------------------------------------------------------------------------------


                                       -40-                                 F-11

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

5.   Technology
AART
During the year ended December 31, 1999, the Company purchased technology that is referred to as AART(TM). This technology uses a component-based approach to control machines using industry standard languages. When combined with the Company's other products, the combined product line offers an integrated complete solution for building component-based workcells using open software standards. The Company purchased all rights, title, interest, and benefit in and to the technology for 1,200,000 shares of restricted common stock of the Company valued at $3,450 plus cash of $327.


Due to certain disputes regarding the technology acquired, the Company entered into litigation regarding the purchase price of such technology. In February 2001, the Company settled all litigation related to the acquisition of the technology by adjusting the purchase price from 1,200,000 shares to 800,000 shares of restricted common stock. This settlement resulted in a net reduction of approximately $438 to technology and additional paid-in capital.


SDI SECS/GEM
During the year ended December 31, 1999, the Company purchased technology that is referred to as the sdiStationTM. This technology is used in the semiconductor and electronics industries. The Company purchased all rights, titles, interest, and benefit in and to the technology for 710,000 shares of restricted common stock of the Company as well as a payable for $500. The shares were valued at $1,908.

Amortization expense of technology costs for 2000 and 1999 was approximately $530 and $36, respectively. Accumulated amortization was $566 and $36 as of December 31, 2000 and 1999, respectively.


--------------------------------------------------------------------------------


                                      -41-                                  F-12

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

5.   Technology - Continued

Robcal and Robline
The Company purchased technology that is referred to as ROBLINE and ROBCAL. ROBLINE and ROBCAL, together with other technology developed by the Company, has enabled the Company to develop the Cimetrix Open Development Environment ("CODE") which includes "open architecture" standards-based, operating systems software and controller hardware that allow manufacturing engineers to replace cumbersome proprietary systems with open systems when designing automated workcells. During the year ended December 31, 1998 the unamortized portion of the technology was written off (see note 9). Amortization expense charged to operations for 1998 was approximately $53.


6.   Lease Obligations

The Company leases certain office space and vehicles under noncancellable operating lease agreements. Future minimum lease payments required under operating leases are as follows:


                           Year Ending December 31:                 Amount
                                                              ------------------

                           2001                               $              246
                           2002                                               63
                                                              ------------------

                                                              $              309
                                                              ------------------

Rental expense for the years ended December 31, 2000 and 1999 and 1998 on operating leases was $291, $244 and $273, respectively.


The Company subleases certain office space under a noncancellable operating lease arrangement. Future minimum rentals to be received under the sublease are as follows:


                           Year Ending December 31:

                           2001                               $               27
                           2002                                                7
                                                              ------------------

                                                              $               34
                                                              ------------------

Rental income for the years ended December 31, 2000, 1999 and 1998 on subleases was $27, $16 and $0 respectively.

--------------------------------------------------------------------------------


                                      -42-                                  F-13

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------



7.   Senior Notes Payable

The Company has 10% unsecured Senior Notes Due 2002 (Senior Notes) with interest payable semiannually on April 1 and October 1 of each year and the principal maturing on September 30, 2002.


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


--------------------------------------------------------------------------------


                                      -43-                                  F-14

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

7.   Senior Notes Payable - Continued

The balance due to senior note holders at December 31, 2000 and 1999 was $2,681.


8.   Notes Payable

The Company entered into a note payable for $27 to a financial institution.  The note is collateralized by a vehicle with principal payable in monthly installments of $1 including interest at 9.9%. The future maturities of the note is as follows:


     2001                  $       4
     2002                          5
     2003                          5
     2004                          6
     2005                          6
     2006                          1
                           ---------

                           $      27
                           ---------



9.   Income Taxes

The (provision) benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income (loss) before income taxes for the following reasons:


                                                                Years Ended
                                                               December 31,
                                       ------------------------------------
                                               2000        1999        1998
                                       ------------------------------------

Federal income tax (provision)
benefit at statutory rate              $        191   $     (34   $   1,384
Life insurance and meals                         (8)         (6)         (3)
Change in valuation allowance                   194          40      (1,381)
                                       ------------------------------------

                                       $         (5)  $       -   $       -
                                       ------------------------------------


--------------------------------------------------------------------------------


                                      -44-                                  F-15

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

9.   Income Taxes - Continued

Deferred tax assets (liabilities) are comprised of the following:


                                                               December 31,
                                        -----------------------------------
                                                      2000             1999
                                        -----------------------------------

Net operating loss carryforwards        $            5,240   $        5,513
Asset impairment                                       874              975
Depreciation and amortization                            8             (120)
Allowance for doubtful accounts                         60               22
Accrued vacation and bonus                              43               21
Deferred income                                         16               24
Inventory reserve                                       18               18
Capital loss carryover                                  99               99
Research & development credit                          199              199
                                        -----------------------------------

                                                     6,557            6,751
Less valuation allowance                                 -                -
                                        -----------------------------------

                                        $           (6,557$          (6,751)
                                        -----------------------------------


At December 31, 2000, the Company has a net operating loss carryforward available to offset future taxable income of approximately $14,000 which will begin to expire in 2004. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforward which could be utilized.



--------------------------------------------------------------------------------


                                      -45-                                  F-16

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

10.  Impairment Loss

During 1998, the Company settled ongoing litigation associated with the purchase of technology and a related subsidiary. Management also determined that the related assets (i.e. goodwill, software development costs, and technology) had been impaired. Consequently, the following adjustments were recorded to write down these assets to their estimated realizable values:


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
                                                          -----------------


11.  Supplemental Cash Flow Information

During the year ended December 31, 2000 the Company financed the purchase of a vehicle with debt in the amount of $27.

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


--------------------------------------------------------------------------------


                                      -46-                                  F-17

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

11.  Supplemental
     Cash Flow
     Information
     Continued
Actual amounts paid for interest and income taxes are as follows:


                                         Years Ended December 31,
                               --------------------------------------------
                                    2000           1999          1998
                               --------------------------------------------

Interest                       $           271   $       269   $        274
                               --------------------------------------------

Income taxes                   $             -    $        -   $          -
                               --------------------------------------------


12.  Major Customers

Sales  to  major   customers   which  exceeded  10  percent  of  net  sales  are
approximately as follows:

                                               Years Ended
                                               December 31,
                               --------------------------------------------
                                    2000           1999          1998
                               --------------------------------------------

Company A                      $         1,041   $          -   $         -
Company B                      $           960   $          -   $         -
Company C                      $           885   $          -   $         -
Company D                      $                 $      1,317   $     1,530
Company E                      $                 $        446   $         -
Company F                      $                 $          -   $       438
Company G                      $                 $          -   $       429


Export sales to unaffiliated customers were approximately $2,048, $1,908 and $1,913, in 2000, 1999 and 1998, respectively. All major export sales were made to Germany, Japan, and Switzerland.


13.  Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20% of their gross wages.


The Company will match 50% of the employees' contribution up to a maximum of 2% of the employees' annual pay. Participants vest in the employers' contribution over a five year period. For the years ended December 31, 2000, 1999 and 1998, the Company contributed approximately $31, $25 and $25, respectively, to the plan.

--------------------------------------------------------------------------------


                                      -47-                                  F-18

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

14.  Related Party Transactions

During the years ended December 31, 2000, 1999 and 1998, the Company incurred fees of approximately $128, $120, and $120, respectively, to a corporation managed by the former President of the Company. The fees were paid for the individual to act as President of the Company. In addition the Company leased a home and vehicle for the President. Lease expense paid during the years ended December 31, 2000, 1999 and 1998 was approximately $34, $20 and $20, respectively.


Accounts receivable at December 31, 2000 included advances made to employees totaling $11.

The Company has an investment in a corporate entity. The investment is accounted for at the lower of cost or market and is included in other assets. During the years ended December 31, 2000 and 1999, the Company recognized sales of approximately $324 and $671 to this entity, respectively. In addition as of December 31, 2000 and 1999, the Company had receivables from this entity of approximately $159 and $862, respectively.


During the year ended December 31, 2000 the Company purchased a vehicle for use by the family of the Company's president in the amount of $27.


15.  Stock Options and Warrants

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


                                      -48-                                  F-19

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

--------------------------------------------------------------------------------

15.  Stock Options and Warrants Continued

Information regarding the stock options and warrants is summarized below:

                                             Number of        Weighted
                                              Options          Average
                                                and           Exercise
                                             Warrants           Price
                                         ----------------------------------

Outstanding at January 1, 1998                   2,581,888   $         4.42
  Granted                                        1,554,500             2.50
  Forfeited                                     (1,565,888)            4.48
                                         ----------------------------------

Outstanding at December 31, 1998                 2,570,500             2.50
  Granted                                          463,000             2.57
  Forfeited                                       (869,000)            2.50
                                         ----------------------------------

Outstanding at December 31, 1999                 2,164,500             2.52
  Granted                                          726,000             2.89
  Exercised                                        (31,000)            2.45
  Forfeited                                       (224,000)            2.62
                                         ----------------------------------

Outstanding at December 31, 2000                 2,635,500   $         2.71
                                         ----------------------------------



---------------------------------------------------------------------------


                                      -49-                                  F-20

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

15.  Stock Options and Warrants - Continued

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


                                                  Years Ended
                                                  December 31,
                                 ----------------------------------------------
                                       2000           1999           1998
                                 ----------------------------------------------

Net income (loss) - as reported  $            513   $        102   $     (4,070)
Net income (loss) - pro forma    $            206   $       (342)  $     (4,438)
Income (loss) per share -
  as reported                    $            .02   $        .01   $       (.17)
Income (loss) per share -
  pro forma                      $            .01   $       (.02)  $       (.18)
                                 ----------------------------------------------



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                   --------------------------------------------
                                        2000           1999          1998
                                   --------------------------------------------

Expected dividend yield            $             -    $        -             -
Expected stock price volatility                105%          114%          148%
Risk-free interest rate                        6.0%          5.5%          5.5%
Expected life of options                     5 years       5 years       5 years
                                   --------------------------------------------

The weighted average fair value of options granted during 2000, 1999, and 1998, was $2.23, $.91, and $1.26, respectively.


--------------------------------------------------------------------------------


                                      -50-                                  F-21

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

15.  Stock Options and Warrants - Continued

The following table summarizes information about stock options and warrants outstanding at December 31, 2000:


                             Outstanding                      Exercisable
--------------------------------------------------------------------------------
                              Weighted
                               Average
                              Remaining    Weighted                  Weighted
                             Contractual    Average                   Average
   Exercise       Number        Life       Exercise      Number   Exercise Price
     Price      Outstanding    (Years)       Price    Exercisable
--------------------------------------------------------------------------------

$ 2.50 - 3.50     2,635,500     3.02        $  2.7     1,422,900     $  2.50
--------------------------------------------------------------------------------

16.  Earnings Per Share

Financial accounting standards requires companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:


                                                     Years Ended
                                                     December 31,
                                      -----------------------------------------
                                           2000          1999         1998
                                      -----------------------------------------
Basic EPS:
Net income (loss) available to
  common stockholders                 $          513   $       102  $    (4,070)
                                      -----------------------------------------

  Weighted average common
    shares                                24,160,000    22,080,000   24,433,000
                                      -----------------------------------------

  Net income (loss) per share         $          .02   $      .01   $      (.17)
                                      -----------------------------------------

Diluted EPS:
Net income (loss) available to
  common stockholders                 $          513   $      102   $    (4,070)
                                      -----------------------------------------

  Weighted average common
    shares                                24,621,000   22,161,000    24,433,000
                                      -----------------------------------------

  Net income (loss) per share         $          .02   $      .01   $      (.17)
                                      -----------------------------------------


--------------------------------------------------------------------------------


                                      -51-                                  F-22

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


18.  Commitments and Contingencies

Employment Agreements
The Company has entered employment agreements with certain employees which requires annual aggregate payments of $220 through 2002. In addition, the Company has agreed to reimburse each employee associated with these agreements up to $15 to relocate.


Product Warranties
The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2000, 1999, and 1998, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refund has been paid to any customer as of December 31, 2000. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.


Litigation
Manley Litigation
An action was brought against the Company in August 1998 by Peter and Jana Manley in the Third District Court of Salt Lake County, State of Utah. The thrust of the claims by the Manleys relates to rights pertaining to approximately 180,000 shares of stock in the Company. In the complaint, declaratory relief is sought to have all restrictions removed from the stock of the Manleys and that the Company not hinder in any way the transfer or sale of the stock. Other claims include conversion, refusal to allow transfer of stock, lost profits because of an asserted inability to have restrictions removed and the Manleys being able to transfer their stock, breach of Stock Option Agreement and Stock Option Plan, intentional interference with economic relations, quantum-merit-contract implied in fact, promissory estoppel/detrimental reliance, civil conspiracy and breach of good faith and fair dealing.

                                      -52-                                  F-23

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

18.  Commitments and Contingencies - Continued

In the prayer for relief, the Manleys seek a declaration that all restrictions including the Rule 144 restrictive legend be removed from the stock, stop transfer orders be removed, that the Company cease and desist from preventing the Manleys from selling their stock, judgment for direct and consequential damages, punitive damages, costs, attorney's fees and a demand for a jury trial.


On or about February 9, 2001, the Manleys filed a Motion for Partial Summary Judgment, seeking a declaration that they are the sole owners of the Cimetrix shares of stock, that the shares be held free of any restrictions and a judgment for damages based on the difference in the value of the stock on the date the Rule 144 restrictions should have been lifted and the date on which they were actually lifted- $5.50 per share for the 180,722 shares of Cimetrix stock, totaling $993,971.


Although Management believes that there is a reasonable likelihood that the Company will prevail and that its claims are meritorious, the Company is unable to predict the outcome of the litigation. Should plaintiffs prevail, this would have a material adverse effect on the Company's financial condition.


The Company answered the complaint and filed a counterclaim. The counterclaims assert material misrepresentations concerning technology. Claims against Mr. Manley include fraud in the inducement, common law fraud, declaration and return of shares of stock against both of the Manleys, breach of contract against both of the Manleys, fraud in the inducement against Mr. Manley, breach of covenant of good faith and fair dealing against Mr. Manley.


Plug-N-Work Litigation
On April 5, 2000, the Company filed suit in Utah State Court against Plug-n-Work, Scott McCrary and John Fisher (the Plug-n-Work Shareholders). The Company brought this action alleging that the Plug-n-Work Shareholders failed to disclose significant material liabilities with respect to the intellectual property purchased from Plug-n-Work in December 1999.


                                      -53-                                  F-24

                                                          CIMETRIX INCORPORATED

                                                  Notes to Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

18.  Commitments and Contingencies - Continued

On September 19, 2000, the Company also filed suit in Utah State Court against Advanced Automation. The Company brought this action alleging that Advanced Automation failed to disclose significant material liabilities with respect to the intellectual property purchased from Plug-n-Work in December 1999.


In both cases the defendants filed counterclaims; however, both were settled on February 2, 2001. As part of the settlement, 400,000 shares of the original 1,200,000 shares issued for the purchase, were returned to the Company. The Company is satisfied with the settlement and the return of the shares.


Other
The Company is not a party to any other material pending legal proceedings and, to the best of its knowledge, no such proceedings by or against the Company have been threatened. To the knowledge of management, there are no material proceedings pending or threatened against any director or executive officer of the Company, whose position in any such proceeding would be adverse to that of the Company.

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


                                      -54-                                  F-25

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

19.  Recent Accounting Pronouncements

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




--------------------------------------------------------------------------------


                                      -55-                                  F-26