Form 10-Q
period 2001-03-31
CIMETRIX INC
filed 2001-05-15
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                     APPLICABLE ONLY TO CORPORATE ISSUERS:
          The number of shares outstanding of the registrant's common stock as of May 14, 2001: Common stock, par value $.0001 - 24,050,968

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........10



                            PART II Other Information

Item 1.  Legal Proceedings....................................................10

Item 2.  Changes in Securities................................................11

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signature.....................................................................13

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                       2001            2000
                                                      -----            ----

NET SALES                                      $      1,538    $        757
                                                      -----             ---

OPERATING EXPENSES
     Cost of sales                                      133              34
     Selling, marketing and customer support            425             229
     Research and development                           447             500
     General and administrative                         421             408
                                                        ---             ---

         Total operating expenses                     1,426           1,171
                                                      -----           -----

INCOME (LOSS) FROM OPERATIONS                           112            (414)
                                                        ---            -----

OTHER INCOME (EXPENSES)
     Interest income                                     32              20
     Interest expense                                   (67)            (67)
                                                        ----            ----

         Total other income (expense)                   (35)            (47)
                                                        ----            ----

INCOME (LOSS) BEFORE INCOME TAXES                        77            (461)

INCOME TAX EXPENSE (BENEFIT)                             --              --
                                                        ---             ---

NET INCOME (LOSS)                              $         77    $       (461)
                                                         ==            =====

BASIC AND DILUTED INCOME (LOSS)
     PER COMMON SHARE                          $        .00    $       (.02)
                                                        ===            =====

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                 24,320,361      23,139,976
                                                 ==========      ==========

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                  March 31,         December 31,
                                                       2001               2000
                                               ------------       --------------

                                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                 $      3,418        $      3,525
     Accounts receivable, net                         2,394               2,365
     Inventories                                        131                 121
     Prepaid expenses and other current assets           29                  29
                                               ------------        ------------
         Total current assets                         5,972               6,040

Property and equipment, net                             301                 359
Technology, net                                       5,006               5,675
Related party note receivable                           418                 416
Other assets                                            638                 636
                                               ------------        ------------

                                               $     12,335        $     13,126
                                               ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $        195        $        200
     Accrued expenses                                   341                 532
     Customer deposits                                  120                  43
     Current portion, notes payable                       4                   4
                                               ------------        ------------
         Total current liabilities                      660                 779

LONG TERM DEBT, net of current portion                2,704               2,704
                                               ------------        ------------
         Total Liabilities                            3,364               3,483

COMMITMENTS AND CONTINGENCIES                             -                   -

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized; 24,050,968 and 24,456,690 shares issued
        and outstanding, respectively                     2                   2
     Additional paid-in capital                      27,381              28,130
     Treasury stock, at cost                             (1)                 (1)
     Accumulated deficit                            (18,411)            (18,488)
                                               ------------        ------------

         Net Stockholders' Equity                     8,971               9,643
                                               ------------        ------------

                                               $     12,335        $     13,126
                                               ============        ============


         See notes to condensed financial statements

                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                              2001                 2000
                                                                              ----                 ----

Cash Flows to Operating Activities:
     Net Income (Loss)                                                $         77        $        (461)
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                         210                  203
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                       (29)                 698
              (Increase) decrease in inventory                                 (10)                 (60)
              (Increase) decrease in prepaid expenses                           --                    2
              Increase (decrease) in accounts payable                           (5)                 (36)
              Increase (decrease) in accrued expenses                         (191)                  70
              Increase (decrease) in other assets                               (2)                   8
              Increase (decrease) in customer deposits                          77                   (7)
                                                                      ------------        -------------

                  Net Cash Flow Provided by (Used in)
                                      Operating Activities                     127                  417
                                                                      ------------        -------------

Cash Flows to Investing Activities:
     Purchase of property and equipment, net of retirements                    (19)                  (9)
     Investment in affiliates                                                   --                 (478)
     Purchase of Technology                                                   (213)                  --
     Principal advances on note receivable                                      (2)                  --

                  Net Cash Flow Used in Investing Activities                  (234)                (487)
                                                                      ------------        -------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                     --                3,250
     Proceeds from stock subscription receivable                                --                  250


                  Net Cash Flow Provided by (Used in)
                                   Financing Activities                         --                3,500
                                                                      ------------        -------------

Net Increase (Decrease) in Cash and Cash Equivalents                          (107)               3,430
Cash and Cash Equivalents at the Beginning of Period                         3,525                1,042
                                                                      ------------        -------------
Cash and Cash Equivalents at the End of Period                               3,418                4,472
                                                                      ============        =============

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $         --        $          --
         Income taxes                                                 $         --        $          --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     During the three months ended March 31, 2001, the Company        $        749        $          --
     received back 400,000 shares of its common stock that had
     had been issued to acquire technology.   This resulted in a
     decrease of technology of $749 and a corresponding decrease in stockholders' equity.

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2001. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - STOCK OPTIONS AND WARRANTS

        As of May 14, 2001, there were issued and outstanding to the Company's employees, options for the purchase of 1,548,000 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. The following table summarizes the quantity and exercise price of the options.

          Option Price              Quantity
          ----------------------------------
          $2.50                      848,000
          $3.00                      425,000
          $3.50                      275,000
                                     -------
          Total Options            1,548,000

        Approximately 452,000 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 2,000,000 shares of common stock have been reserved for issuance under the plan. These options will begin to expire in December 2002, and continue to expire through March 2006.

        As of May 14, 2001, there were issued and outstanding, options for the purchase of 354,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. Of these options, 258,000 are exercisable at $2.50 per share, and 96,000 are exercisable at $3.50 per share. Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through July 2004.

        As of May 14, 2001, there were $2,681,000 of the Company's Senior
     Notes issued and outstanding, held by 52 bondholders. The Senior Notes are due and payable September 30, 2002. There were also 3,306 warrants issued with the Senior Notes, all of which are outstanding, held by 52 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. On December 9, 1998, the underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

NOTE 3 - COMMON STOCK

        On May 14, 2001, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was $1.15 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

        On May 14, 2001, there were 24,457,690 and 24,050,968 shares of common stock issued and outstanding, respectively, held by approximately 3,000 beneficial shareholders.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the first quarter of 2001. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the first quarter data of 2001 and 2000.

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

Overview

     The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling motion-oriented equipment that operates on the factory floor. The Company introduced its first motion control products (CODE) in 1989, and has developed considerable expertise through working with demanding original equipment manufacturer (OEM) customers.

     In 2000, the Company introduced two new product families using the latest in software technologies. Both products complement the Company's CODE motion control family of products. CIMConnect is a next generation design for enabling production equipment in the electronics industries to communicate data to the factory's host computer using the SECS/GEM SEMI (Semi Conductor Equipment and Materials International) standard. CIM300 is a family of seven software products that reduces the time required to connect new 300mm semiconductor tools to each other and host computers into a factory by using the new SEMI 300mm standards.

Statement of Operations Summary

         The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three months ended March 31, 2001 and 2000:

                                                        Three Months Ended
                                                      March 31,
                                                           2001           2000
                                                           ----           ----

NET SALES                                                  100%           100%
                                                           ----           ----

OPERATING EXPENSES
     Cost of sales                                           9              5
     Selling, marketing and customer support                28             30
     Research and development                               29             66
     General and administrative                             27             54
                                                    ----------     ----------

         Total operating expenses                           93            155
                                                    ----------     ----------

INCOME (LOSS) FROM OPERATIONS                                7            (55)

     Interest income                                         2              3
     Interest expense                                       (4)            (9)
                                                    -----------    -----------

NET INCOME (LOSS)                                            5%           (61)%
                                                    -----------    -----------

Results of Operations

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Sales

     Net sales increased by $781,000, or 103%, to $1,538,000, for the three months ended March 31, 2001, from $757,000 for the three months ended March 31, 2000. Net sales for the three months ended March 31, 2001 consisted of sales of software (80%), engineering services (14%), and support (6%). Net sales for the same period in 2000 consisted of sales of software (53%), engineering services (31%), and support (16%). The increase in quarterly sales is primarily the result of a significant increase in software revenues, which includes sales of the Company's new products to a new customer base.

Major Customers

     Sales to four non-affiliated customers accounted for 14%, 14%, 17% and 16% of the Company's revenues for the three months ended March 31, 2001. Sales to two non-affiliated customers accounted for 14% and 15% of the Company's revenues for the three months ended March 31, 2000. No other customers, for the three months ended March 31, 2001 and 2000, accounted for 10% or more of the Company's revenues.

     Sales to Aries, Inc., the Company's Japanese affiliate, accounted for 14% and less than 10% of the Company's revenues for the three months ended March 31, 2001 and 2000, respectively.

Cost of Sales

     Cost of sales increased by $99,000, or 291%, to $133,000 for the three months ended March 31, 2001, from $34,000 for the comparable period in 2000. This increase is attributable to the sale of outside engineering services. While the Company focus is on the sale of software products, it does provide application and integration services to its customers who want to purchase a complete turnkey system. When possible, the Company contracts with resellers/distributors, such as Systematic Designs International, Inc. (SDI), of Vancouver Washington, to perform these engineering services.

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs increased by $196,000, or 86%, to $425,000 for the three months ended March 31, 2001, from $229,000 for the comparable period in 2000. This increase is due to the costs incurred to establish the Company's semiconductor division, which markets and sells the Company's new CIM300 family of products.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses decreased by $53,000, or 11%, to $447,000 for the three months ended March 31, 2001, from $500,000 for the comparable period in 2000. The slight decrease for the quarter is within expected limits of normal quarterly fluctuations. The Company will continue to make significant investments in research and development and expects to incur research and development expenses of approximately $2 million during 2001. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

     General and administrative expenses increased by $13,000, or 3%, to $421,000 for the three months ended March 31, 2001, from $408,000 for the comparable period in 2000. The slight increase for the quarter is within expected limits of normal quarterly fluctuations.

     General and administrative expenses include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the three months ended March 31, 2001, was approximately $210,000, or 50% of all general and administrative expenses, compared to $203,000, or 50%, for the same period in 2000.

Other Income (expenses)

     Interest income increased by $12,000, or 60% to $32,000 for the three months ended March 31, 2001, from $20,000 for the comparable period in 2000. Improved operating results have allowed the Company to maintain a cash reserve that is invested in conservative money market and bond accounts.

     Interest expense remained constant at $67,000 for the three months ended March 31, 2001, compared to the same period in 2000.
Other Items

         The Company is involved in a legal action, which is discussed in Item
1. Legal Proceedings of Part II - Other Information, below in this document.

Liquidity and Capital Resources

     The Company had approximately $5.3 million of working capital at March 31, 2001, the same as it had at December 31, 2000.

     Cash provided by operating activities for the three months ended March 31, 2001, was $127,000, compared to $417,000 for the same period in 2000. The large amount of cash provided by operations in 2000 was attributable to the one-time collection of a large receivable from the Company's Japanese affiliate in exchange for common stock ownership in the same affiliate. Cash used in investing activities for the three months ended March 31, 2001, was $234,000 compared to $487,000 for the same period in 2000. Cash provided by financing activities for the period ended March 31, 2001, was $0, compared to $3,500,000 for the same period in 2000. In 2000, the increase resulted from the sale of common stock.

     The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management believes that the Company's existing working capital is sufficient to maintain its current and foreseeable levels of operations. Management also believes that the Company has sufficient funds to meet its capital expenditure requirements for the remainder of 2001. The Company anticipates that capital expenditures for fiscal year 2001, primarily for computer equipment and software, will be approximately $110,000.

Factors Affecting Future Results

     The first quarter results were a significant increase over last year, but slightly below our revenue target of $1.6 million. The Company's 2001 business objective is to increase revenues by 50% and earnings by 400%. The current economic slowdown will make this a tougher challenge than was anticipated at the beginning of the year. Economic conditions are having a negative impact on the Company's OEM customer base in the robot, SMT and semiconductor markets. Customer machine shipments are down as end user capital spending is cut back. To achieve its stated business objective, the Company must continue to add new customers at an increasing rate and successfully complete the launch of additional new products.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK

     The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including cash equivalents, accounts receivable, lines of credit, is not material.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

     On February 2, 2001, the Company settled all outstanding litigation with Plug n' Work, with respect to the intellectual property purchased from Plug n' Work in December 1999. In all, seven legal actions were settled and brought to a close, those being, 1) Cimetrix Incorporated v Plug n' Work, filed 3/17/00, Federal Court, District of Utah, 2) Cimetrix Incorporated v Plug n' Work, John
J. Fisher and Scott McCrary, filed 4/5/00, Utah 3d Jud. District, 3) Alice O. McCrary, Brian C. Claycomb, etc. (Shareholders of Plug n' Work) v Cimetrix Incorporated, filed 4/14/00, Federal Court, District of Utah, 4) Plug n' Work v Cimetrix Incorporated, Paul A. Bilzerian, Overseas Holdings LP, Steffen Family Trust of 1995, Overseas Holdings Co., Bicoastal Holding Company, 1994 Family Trust, filed 5/4/00, Utah 3d Jud. District, 5) John J. Fisher v Cimetrix Incorporated, filed 5/4/00, Utah 3d Jud. District, 6) Cimetrix Incorporated v Colonial Stock Transfer Company, filed 9/13/00, Utah 3d Jud. District, and 7) Cimetrix Incorporated v Advanced Automation, filed 9/19/00, Utah 3d Jud. District.

     As part of the settlement, 400,000 shares of the original 1,200,000 shares issued for the purchase of technology from Plug n' Work were returned to the Company. This resulted in a reduction in the technology asset, net of legal fees that were offset against the return of the stock, of approximately $530,000.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K

     On January 30, 2001, the Company filed a report on Form 8-K, announcing that it had accepted the resignation of Paul A. Bilzerian, as President of Cimetrix.

    Subsequent to the filing of that Form 8-K, the Company's Board of Directors appointed Bob Reback, the Company's Executive Vice President of Sales and Dave Faulkner, the Company's Executive Vice President of Marketing to fill the Office of the President.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: May 15, 2001                  By: /s/ Riley G. Astill
                                     -----------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)