Form 10-Q
period 2001-06-30
CIMETRIX INC
filed 2001-08-14
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    The number of shares outstanding of the registrant's common stock as of August 14, 2001: Common stock, par value $.0001 - 24,025,968

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

         a) Condensed Statements of Operations.................................1
         b) Condensed Balance Sheets...........................................2
         c) Condensed Statements of Cash Flows.................................3
         d) Notes to Condensed Financial Statements............................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........12



                            PART II Other Information

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities................................................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures....................................................................16

                                           PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              CIMETRIX INCORPORATED
                                         CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share and share amounts)
                                                     (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                          2001           2000             2001            2000
                                                          ----           ----             ----            ----

NET SALES                                           $      970     $    1,587    $       2,507   $       2,345
                                                    ----------     ----------    -------------   -------------

OPERATING EXPENSES
     Cost of sales                                         242             37              374              71
     Selling, marketing and customer support               466            275              891             504
     Research and development                              566            435            1,014             935
     General and administrative                            496            419              917             827
                                                    ----------     ----------    -------------   -------------

         Total operating expenses                        1,770          1,166            3,196           2,337
                                                    ----------     ----------    -------------   -------------

INCOME (LOSS) FROM OPERATIONS                             (800)           421             (689)              8
                                                    -----------    ----------    --------------  -------------

OTHER INCOME (EXPENSES)

     Interest income                                       128             58              160              77
     Interest expense                                      (67)           (67)            (134)           (134)
     Loss on asset disposal                                 (5)             -               (5)              -
                                                    -----------    ----------    --------------  -------------

         Total other income (expense)                       56             (9)              22             (57)
                                                    ----------     -----------   -------------   --------------

INCOME (LOSS) BEFORE INCOME TAXES                         (744)           412             (667)            (49)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -                -               -

NET  INCOME (LOSS)                                  $     (744)    $      412    $        (667)  $         (49)
                                                    ===========    ==========    ==============  ==============

BASIC INCOME (LOSS) PER
COMMON SHARE                                        $    (.03)     $      .02    $        (.03)  $         .00
                                                         =====            ===             =====            ===

DILUTED INCOME (LOSS) PER
COMMON SHARE                                        $    (.03)     $      .02    $        (.03)  $         .00
                                                         =====            ===             =====            ===

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC                                  24,026,000     24,837,000       24,159,000      23,995,000
                                                    ==========     ==========       ==========      ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING, DILUTED                                24,026,000     25,792,000       24,159,000      23,995,000
                                                    ==========     ==========       ==========      ==========

                                     See notes to condensed financial statements

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                 June 30,          December 31,
                                                    2001               2000
                                              -------------        ------------
                                               (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                 $      3,372        $      3,525
     Accounts receivable, net                         2,376               2,365
     Inventories                                        141                 121
     Prepaid expenses and other current assets           23                  29
                                               ------------        ------------
         Total current assets                         5,912               6,040

Property and equipment, net                             366                 359
Technology, net                                       4,876               5,675
Related party note receivable                            --                 416
Other assets                                            616                 636
                                               ------------        ------------

                                               $     11,770        $     13,126
                                               ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $        266        $        200
     Accrued expenses                                   404                 532
     Deferred revenue                                   214                  43
     Current portion, notes payable                       4                   4
                                               ------------        ------------
         Total current liabilities                      888                 779

LONG TERM DEBT, net of current portion                2,704               2,704
                                               ------------        ------------
         Total Liabilities                            3,592               3,483

COMMITMENTS AND CONTINGENCIES                            --                  --

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized, 24,025,968 and 24,456,690 shares issued
        and outstanding, respectively                     2                   2
     Additional paid-in capital                      27,381              28,130
     Treasury stock, at cost                            (50)                 (1)
     Accumulated deficit                            (19,155)            (18,488)
                                               -------------       -------------

         Net Stockholders' Equity                     8,178               9,643
                                               -------------       -------------

                                               $     11,770        $     13,126
                                               =============       =============

                   See notes to condensed financial statements


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              2001                 2000
                                                                              ----                 ----

Cash Flows from Operating Activities:
     Net income (loss)                                                $       (667)       $         (49)
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                         374                  412
         Increase in receivables allowance account                             100                   --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                      (188)                (272)
              (Increase) decrease in inventory                                 (20)                 (65)
              (Increase) decrease in prepaid expenses                            6                   15
              Increase (decrease) in accounts payable                           66                   14
              Increase (decrease) in accrued expenses                         (128)                (480)
              Increase (decrease) in other assets                               20                  (11)
              Increase (decrease) in customer deposits                         171                   58
                                                                      -------------       --------------

                  Net cash flow used in operating activities                  (266)                (378)
                                                                      -------------       --------------
Cash Flows from Investing Activities:
     Purchase of property and equipment, net of retirements                    (39)                 (10)
     Investment in affiliates                                                   --                 (478)
     Purchase of technology                                                   (215)                  --
     Principal advances on note receivable                                     416                 (416)

                  Net cash flow provided by (used in)
                        investing activities                                   162                (904)
                                                                      ------------        -------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                     --                4,283
     Purchase of treasury stock                                                (49)                  --

                  Net cash flow (used in) provided by
                                   financing activities                        (49)               4,283
                                                                      -------------       -------------

Net (Decrease) Increase in Cash and Cash Equivalents                          (153)               3,001
Cash and Cash Equivalents at the Beginning of Period                         3,525                1,042
                                                                      ------------        -------------
Cash and Cash Equivalents at the End of Period                               3,372                4,043
                                                                      ============        =============

                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

(CONTINUED)


                                                                                    Six Months Ended
                                                                                      June 30,
                                                                              2001                 2000
                                                                              ----                 ----

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $        134        $         134
         Income taxes                                                 $         15        $          --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     The Company received back 400,000 shares of its common           $        749        $          --
     stock that had been issued to acquire technology.  This
     resulted in a decrease of technology of $749 and a
     corresponding decrease in stockholders' equity.

     The Company acquired equipment in satisfaction of                $         76        $          30
     accounts receivable.

                                                CIMETRIX INCORPORATED
                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2001. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - STOCK OPTIONS AND WARRANTS

               As of August 14, 2001, there were issued and outstanding to the Company's employees, options for the purchase of 1,622,000 shares of the Company's common stock, under the Company's 1998 Stock Option Plan. The following table summarizes the quantity and exercise price of the options.

          Option Price              Quantity
          ----------------------------------
          $1.00                       35,000
          $2.50                      892,000
          $3.00                      420,000
          $3.50                      275,000
                                     -------
          Total Options            1,622,000

               Approximately 452,000 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 3,000,000 shares of common stock have been reserved for issuance under the plan. This total includes an additional 1,000,000 options that were authorized by a vote of shareowners at the June 2, 2001 Annual Meeting, held in Salt Lake City, Utah. These options will begin to expire in December 2002, and continue to expire through July 2006.

               As of August 14, 2001, there were issued and outstanding options for the purchase of 354,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. Of these options, 258,000 are exercisable at $2.50 per share, and 96,000 are exercisable at $3.50 per share. Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through June 2006.

               As of August 14, 2001, there were $2,681,000 of the Company's Senior Notes issued and outstanding, held by approximately 52 bondholders. The Senior Notes are due and payable September 30, 2002. There were also 3,306 warrants issued with the Senior Notes, all of which are outstanding, held by 52 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. On December 9, 1998, the underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

NOTE 3 - COMMON STOCK

               On August 13, 2001, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was $.65 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

               On August 14, 2001, there were 24,457,690 (including treasury shares) of common stock issued, and 24,025,968 shares of common stock outstanding, held by approximately 2,000 beneficial shareholders.

NOTE 4 - EARNINGS PER SHARE

               A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common shares is as follows (in thousands):

                                                      Three Months Ended                 Six Months Ended
                                                                June 30,                         June 30,
                                                     -------------------             --------------------
                                                     2001           2000             2001            2000
                                                     ----           ----             ----            ----

     Weighted average common shares
         Outstanding                               24,026         24,837           24,159          23,995
     Dilutive effect of:
         Stock options                                 --            603               --              --
         Warrants                                      --            352               --              --
                                                   ------         ------           ------          ------
     Weighted average common shares
         outstanding, assuming dilution            24,026         25,792           24,159          23,995
                                                   ------         ------           ------          ------

               Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and warrants (see Note 2 - Stock Options and Warrants). During the three months ended June 30, 2001 and the six months ended June 30, 2001 and 2000, stock options and warrants to exercise 3,000, 3,000 and 801,000 shares, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. These options and warrants could be dilutive in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the second quarter of 2001. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the second quarter data of 2001 and 2000.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to certain factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Liquidity and Capital Resources" and "Factors Affecting Future Results."

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

Statement of Operations Summary

         The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000:

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                           June 30,
                                                      --------------------------        ------------------
                                                          2001           2000               2001            2000
                                                          ----           ----               ----            ----

NET SALES                                                 100%           100%               100%            100%
                                                          ----           ----               ----            ----

OPERATING EXPENSES
     Cost of sales                                          25              2                 15               3
     Selling, marketing and customer support                48             17                 36              21
     Research and development                               58             28                 40              40
     General and administrative                             51             26                 37              35
                                                    ----------     ----------         ----------      ----------

         Total operating expenses                          182             73                128              99
                                                    ----------     ----------         ----------      ----------

INCOME (LOSS) FROM OPERATIONS                              (82)            27                (28)              1

     Interest income                                        13              4                  6               3
     Interest expense                                       (7)            (5)                (5)             (6)
                                                    -----------    -----------        -----------     -----------

NET INCOME (LOSS)                                         (77)%            26%               (27)%           (2)%
                                                    -----------    -----------        ------------    -----------


Results of Operations

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended
  June 30, 2000

Net Sales

     Net sales decreased by $617,000, or 39%, to $970,000 for the three months ended June 30, 2001, from $1,587,000 for the three months ended June 30, 2000. Net sales for the three months ended June 30, 2001, consisted of sales of software (71%), engineering services (17%), and support and training (12%). Net sales for the same period in 2000 consisted of sales of software (83%), engineering services (9%), and support and training (8%). The decrease in second quarter sales is primarily the result of a significant drop in software revenues. The Company's OEM customers in the robot, SMT and semiconductor markets have all been negatively impacted by the current economic slowdown, as their customer base has significantly reduced orders for new equipment, which would include the Company's software products. It is not apparent whether the market will remain slow or will recover in the third quarter.

     Net sales increased by $162,000, or 7%, to $2,507,000 for the six months ended June 30, 2001, from $2,345,000 for the six months ended June 30, 2000. Net sales for the six months ended June 30, 2001, consisted of sales of software (77%), engineering services (15%), and support and training (8%). Net sales for six months ended June 30, 2000, consisted of sales of software (73%), engineering services (16%), and support and training (13%). This 7% increase in year to date sales over the prior year is due to increased software sales in the first quarter of the year. A significant portion of these software sales were to new customers. Despite the poor results for the second quarter, the Company remains hopeful because of its broadening customer base.

Major Customers

     Sales to two non-affiliated customers accounted for 14% and 21% of the Company's revenues for the three months ended June 30, 2001. Sales to one non-affiliated customer accounted for 52% of the Company's revenues for the three months ended June 30, 2000. No other customers, for the three months ended June 30, 2001 and 2000, accounted for 10% or more of the Company's revenues.

     Sales to two non-affiliated customers accounted for 10% and 11% of the Company's revenues for the six months ended June 30, 2001. Sales to one non-affiliated customer accounted for 37% of the Company's revenues for the six months ended June 30, 2000. No other customers, for the six months ended June 30, 2001 and 2000, accounted for 10% or more of the Company's revenues.

     Sales to Aries, Inc., the Company's Japanese affiliate, accounted for 19% and less than 10% of the Company's revenues for the three months ended June 30, 2001 and 2000, respectively. Sales to Aries also accounted for 16% and less than 10% of the Company's revenues for the six months ended June 30, 2001 and 2000, respectively.

     During the period ended June 30, 2001, the Company entered into an OEM Agreement with a major Surface Mount Technology manufacturer, which extends for an initial period of five years, with a renewal option for an additional five years. The contract includes the Company's CIMControl and CIMConnect products as well as options for additional Cimetrix products. This contract is expected to provide significant revenues for the Company beginning in 2003.

Cost of Sales

     Cost of sales increased by $205,000, or 554%, to $242,000 for the three months ended June 30, 2001, from $37,000 for the comparable period in 2000. Cost of sales increased by $303,000, or 427%, to $374,000 for the six months ended June 30, 2001, from $71,000 for the comparable period in 2000. Of this increase in cost of sales in the three months ended June 30, 2001, $100,000 was attributable to a charge against income that the Company took to increase its allowance for accounts receivable. The remaining amount of increase was attributable to the sale of outside engineering services. While the Company's focus is on the sale of software products, it does provide application and integration services to its customers who want to purchase a complete turnkey system. When possible, the Company contracts with resellers/distributors, such as Systematic Designs International, Inc. (SDI) of Vancouver Washington to perform these engineering services.

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs increased by $191,000, or 69%, to $466,000 for the three months ended June 30, 2001, from $275,000 for the comparable period in 2000. Selling, marketing and customer support costs increased by $387,000, or 77%, to $891,000 for the six months ended June 30, 2001, from $504,000 for the comparable period in 2000. These increases were due to the additional costs incurred to operate the Company's new semiconductor division, which markets and sells the Company's new CIM300 family of products.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses increased by $131,000, or 30%, to $566,000 for the three months ended June 30, 2001, from $435,000 for the comparable period in 2000. Research and development expenses increased by $79,000, or 8%, to $1,014,000 for the six months ended June 30, 2001, from $935,000 for the comparable period in 2000. These increases were due to the addition of software development personnel for the development of the Company's products.

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

General and Administrative

     General and administrative expenses increased by $77,000, or 18%, to $496,000 for the three months ended June 30, 2001, from $419,000 for the comparable period in 2000. General and administrative expenses increased by $90,000, or 11%, to $917,000 for the six months ended June 30, 2001, from $827,000 for the comparable period in 2000. These increases were the result of increased legal costs. Management has made every effort to eliminate and/or minimize these costs going forward through settlement of any outstanding lawsuits. All other general and administrative expenses, taken as a whole, were down slightly for the period.

     General and administrative expenses include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the six months ended June 30, 2001, was approximately $374,000, or 42%, of all general and administrative expenses, compared to $412,000, or 50%, for the same period in 2000.

Other Income (Expenses)

     Interest income increased by $70,000, or 121%, to $128,000 for the three months ended June 30, 2001, from $58,000 for the comparable period in 2000. Interest income increased by $83,000, or 108%, to $160,000 for the six months ended June 30, 2001, from $77,000 for the comparable period in 2000. The Company invests portions of its cash reserves in conservative bond fund accounts, which have provided additional interest income above what would be earned in money market accounts.

     Interest expense remained constant at $67,000 and $134,000, respectively, for the three and six months ended June 30, 2001, compared to the same periods in 2000.

Other Items

     The Company is involved in a legal action that was settled subsequent to the end of the quarter. This action is discussed in Item 1. Legal Proceedings of
Part II - Other Information, below in this document.

     In May 2000, the Company purchased a residential property, which it immediately re-sold to Michael Feaster, Vice President of the Company. The Company held a 10% note with a principal balance of $417,557, secured by the property. Interest payments were received twice monthly, with the principal being due May 31, 2002. On April 27, 2001, Mr. Feaster repaid the note in full.

     Subsequent to the end of the quarter ended June 30, 2001, the Company received back and subsequently disposed of the passenger automobile that had been purchased for the use of Paul Bilzerian, former President and Chief Executive Officer of the Company.

Liquidity and Capital Resources

     The Company had approximately $5 million of working capital at June 30, 2001, compared to $5.3 as of December 31, 2000.

     Cash used by operating activities for the six months ended June 30, 2001, was $266,000, compared to $378,000 for the same period in 2000. Cash provided by investing activities for the six months ended June 30, 2001, was $162,000 compared to cash used by investing activities of $904,000 for the same period in 2000. In 2001, cash from investing activities was used to acquire new equipment and technology, and the source of cash from investing activities was from the collection of a note receivable. Cash used by financing activities for the period ended June 30, 2001, was $49, as compared to cash provided by financing activities of $4,283,000 for the same period in 2000. In 2000, the increase resulted from the sale of common stock.

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

Factors Affecting Future Results

     The second quarter results were a significant decrease compared to the prior year, and well below the Company's target revenue. The current economic slowdown has and continues to negatively impact the Company's revenues. The Company's OEM customers have experienced significant declines in end-user orders as capital spending was cut back, which translated into fewer sales for the Company. The Company continues to add new customers and hopes to do so at an increasing rate to offset the current decline in revenues. While management remains hopeful that the successful completion and launch of new products will provide the needed revenues, it is unable to forecast third and fourth quarter results because of the poor current economic conditions. However, management remains committed to the goals outlined at the 2001 Annual Meeting of revenues of $20 million and net income of $8 million for fiscal 2003.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK

     The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including cash equivalents, accounts receivable, and lines of credit, is not material.

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

     On or about February 9, 2001, the Manleys filed a Motion for Partial Summary Judgment, seeking a declaration that they are the sole owners of the Cimetrix shares of stock, that the shares be held free of any restrictions and a judgment for damages based on the difference in the value of the stock on the date the Rule 144 restrictions should have been lifted and the date on which they were actually lifted, $5.50 per share for the 180,722 shares of Cimetrix stock, totaling $993,971.

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

     In June 2001 an agreement in principal was reached to settle this litigation, with the formal settlement agreement subsequently executed on August 9, 2001. Under the terms of the settlement, the Manley's were provided with an option to require the Company to redeem up to 80,000 shares of their Cimetrix stock during a period of time from December 1, 2002, through December 31, 2002, at a redemption price of $2.80 per share, or a maximum total repurchase cost to the Company of $224,000. The Manley's also have the right to redeem their shares at $2.80 per share at an earlier date if the Company's average daily cash balance computed on a monthly basis, is at or below $1,250,000 or if Paul A. Bilzerian, the former President and Director of the Company, becomes an officer, director, employee or agent of the Company prior to December 31, 2002.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareowners of the Company was held on Saturday, June 2, 2001, with proxies for the meeting solicited by the Company's Board of Directors, pursuant to Regulation 14A under the Securities and Exchange Act of 1934. Matters voted on at the meeting were as follows: the election of four directors, the approval of amendment to the 1998 Stock Option Plan, to authorize an additional 1,000,000 shares of common stock to be made available for issuance under the plan, the ratification of Tanner + Co. as the Company's independent public accountants. There was not any proxy solicitation in opposition to management's proposals or nominees for election as directors.

All three proposals were approved and adopted by the margins indicated below:

     1. To elect four directors to the Company's Board of Directors to serve for one-year terms.

                                                   Number of Shares
                                           For                        Withheld

Dr. Lowell K. Anderson                   19,777,742                    745,461
Richard Gommermann                       13,570,600                  6,952,603
Joe K. Johnson                           19,777,742                    745,461
Randall A. Mackey                        19,777,742                    745,461


     2. To amend the Company's 1998 Stock Option Plan, to authorize an additional 1,000,000 shares of common stock to be made available for issuance under the plan.

                                         For:                       19,289,358
                                         Against:                    1,025,896
                                         Abstain:                      207,949


     3. To ratify the appointment of Tanner + Co. as the Company's independent public accountants.

                                         For:                       19,679,164
                                         Against:                      826,840
                                         Abstain:                       17,199



ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              None

(b)      Reports on Form 8-K

               On June 25, 2001, the Company filed a report on Form 8-K, announcing the election of Randall A. Mackey to serve as Chairman of the Board of Directors and that the Board of Directors had appointed Robert H. Reback as its President and Chief Executive Officer.

               Mr. Mackey has been a director of Cimetrix since January 1998. Mr. Reback joined Cimetrix in January 1996 as its Vice President of Sales. He was promoted to Executive Vice President of Sales in January 1997 and served in that position until this appointment.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTRANT

                              CIMETRIX INCORPORATED

Dated: August 14, 2001               By: /s/ Robert H. Reback
                                         --------------------
                                         ROBERT H. REBACK
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                     By: /s/ Riley G. Astill
                                         -------------------
                                         RILEY G. ASTILL
                                         Vice President of Finance, Treasurer
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)