Form 10-Q
period 2001-09-30
CIMETRIX INC
filed 2001-11-14
CIK 786620

2

12




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant's common stock as of November 13, 2001: Common stock, par value $.0001 - 24,025,968

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


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

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13



                            PART II Other Information

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities................................................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

Signatures....................................................................16


                                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CIMETRIX INCORPORATED
                                         CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share and share amounts)
                                                     (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                          2001           2000             2001            2000
                                                          ----           ----             ----            ----

NET SALES                                           $      654     $    1,775    $       3,161   $       4,120
                                                    ----------     ----------    -------------   -------------

OPERATING EXPENSES
     Cost of sales                                         118             90              492             161
     Selling, marketing and customer support               518            332            1,409             837
     Research and development                              448            345            1,462           1,280
     General and administrative                            525            434            1,442           1,261
                                                    ----------     ----------    -------------   -------------

         Total operating expenses                        1,609          1,201            4,805           3,539
                                                    ----------     ----------    -------------   -------------

INCOME (LOSS) FROM OPERATIONS                             (955)           574           (1,644)            581
                                                    -----------    ----------    --------------  -------------

OTHER INCOME (EXPENSES)

     Interest income                                        31             49              192             126
     Interest expense                                      (67)           (67)            (201)           (200)
     Loss on asset disposal                                 (3)             -               (8)              -
                                                    -----------    ----------    --------------  -------------

         Total other income (expense)                      (40)           (18)             (17)            (74)
                                                    -----------    -----------   --------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                         (994)           556           (1,661)            507

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -                -               -

NET  INCOME (LOSS)                                  $     (994)    $      556    $      (1,661)  $         507
                                                    ===========    ==========    ==============  =============

BASIC INCOME (LOSS) PER
COMMON SHARE                                        $    (.04)     $      .02    $        (.07)  $         .02
                                                         =====            ===             =====            ===

DILUTED INCOME (LOSS) PER
COMMON SHARE                                        $    (.04)     $      .02    $        (.07)  $         .02
                                                         =====            ===             =====            ===

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC                                  24,026,000     24,835,000        24,114,000      24,194,000
                                                    ==========     ==========        ==========      ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING, DILUTED                                24,026,000     25,191,000        24,114,000      24,907,000
                                                    ==========     ==========        ==========      ==========


                                               See notes to condensed financial statements

                              CIMETRIX INCORPORATED
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                               September 30,        December 31,
                                                    2001               2000
                                               ------------        ------------
                                                (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                 $      2,898        $      3,525
     Accounts receivable, net                         1,959               2,365
     Inventories                                        165                 121
     Prepaid expenses and other current assets           24                  29
                                               ------------        ------------
         Total current assets                         5,046               6,040

Property and equipment, net                             245                 359
Technology, net                                       4,744               5,675
Related party note receivable                            --                 416
Investment in affiliates                                522                 522
Other assets                                             84                 114
                                               ------------        ------------

                                               $     10,641        $     13,126
                                               ============        ============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $        276        $        200
     Accrued expenses                                   280                 532
     Deferred revenue                                   220                  43
     Current portion, notes payable                      --                   4
     Current portion, senior notes                    2,181                  --
                                               ------------        ------------
         Total current liabilities                    2,957                 779

LONG TERM DEBT, net of current portion                  500               2,704
                                               ------------        ------------
         Total Liabilities                            3,457               3,483

COMMITMENTS AND CONTINGENCIES                            --                  --

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized, 24,025,968 and 24,456,690 shares issued
        and outstanding, respectively                     2                   2
     Additional paid-in capital                      27,381              28,130
     Treasury stock, at cost                            (50)                 (1)
     Accumulated deficit                            (20,149)            (18,488)
                                               ------------        ------------

         Net Stockholders' Equity                     7,184               9,643
                                               ------------        ------------

                                               $     10,641        $     13,126
                                               ============        ============


                   See notes to condensed financial statements


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             2001                2000
                                                                             ----                ----

Cash Flows from Operating Activities:
     Net income (loss)                                                $     (1,661)       $         507
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                         558                  619
         Common stock retired as payment for product                            --               (1,000)
         Increase in receivables allowance account                             150                   34
         Write-off of accounts receivable                                      223                   --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        32                   66
              (Increase) decrease in inventory                                 (44)                (69)
              (Increase) decrease in prepaid expenses                            5                  (28)
              Increase (decrease) in accounts payable                           76                  (12)
              Increase (decrease) in accrued expenses                         (252)                (377)
              Increase (decrease) in other assets                               30                  (54)
              Increase (decrease) in customer deposits                         177                   15
                                                                      ------------        -------------

                  Net cash flow used in operating activities                  (706)               (299)
                                                                      ------------        -------------

Cash Flows from Investing Activities:
     Purchase of property and equipment, net of retirements                    (46)                (68)
     Investment in affiliates                                                   --                (478)
     Purchase of technology                                                   (215)                 --
     Principal advances on note receivable                                     416                (415)

                  Net cash flow provided by (used in)
                        investing activities                                   155                (961)
                                                                      ------------        -------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                                     --                4,320
     Payment of notes payable                                                  (27)                  --
     Purchase of treasury stock                                                (49)                  --


                  Net cash flow (used in) provided by
                                   financing activities                        (76)               4,320
                                                                      -------------       -------------

Net (Decrease) Increase in Cash and Cash Equivalents                          (627)               3,060
Cash and Cash Equivalents at the Beginning of Period                         3,525                1,042
                                                                      ------------        -------------
Cash and Cash Equivalents at the End of Period                               2,898                4,102
                                                                      ============        =============



                                                 See notes to condensed financial statements


                              CIMETRIX INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

(CONTINUED)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             2001                2000
                                                                             ----                ----
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $        134        $         135
         Income taxes                                                 $         27        $          --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     The Company received back 400,000 shares of its common           $        749        $          --
     stock that had been issued to acquire technology.  This
     resulted in a decrease of technology of $749 and a
     corresponding decrease in stockholders' equity.

     Equipment acquired in satisfaction of                            $         --        $          30
     accounts receivable.













                                     See notes to condensed financial statements

                              CIMETRIX INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2001. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - STOCK OPTIONS AND WARRANTS

          As of November 13, 2001, there were issued and outstanding to the Company's employees, options for the purchase of 1,612,000 shares of the Company's common stock, under the Company's 1998 Stock Option Plan as amended. The following table summarizes the quantity and exercise price of the options.

          Option Price              Quantity
          ----------------------------------
          $1.00                       35,000
          $2.50                      892,000
          $3.00                      420,000
          $3.50                      265,000
                                     -------
          Total Options            1,612,000

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

          As of November 13, 2001, there were issued and outstanding options for the purchase of 754,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. Of these options, 400,000 are exercisable at $1.00 per share, 258,000 are exercisable at $2.50 per share, and 96,000 are exercisable at $3.50 per share. Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through June 2006.

          There are also 3,306 warrants issued and outstanding, which were issued to purchasers of the Company's 10% Senior Notes, that are presently held by 52 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. On December 9, 1998, the underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

NOTE 3 - SENIOR NOTES

          As of November 13, 2001, there were $2,681,000 of the Company's 10% Senior Notes issued and outstanding, held by approximately 52 noteholders. These Senior Notes are due and payable September 30, 2002.

          On October 8, 2001, the Company presented an offer to its 10% Senior Noteholders to exchange their 10% Senior Notes due September 30, 2002 for 10% Senior Notes due September 30, 2004. Any noteholder exchanging their Senior Notes due September 30, 2002 for Senior Notes due September 30, 2004 will also receive for no additional consideration one common stock purchase warrant for each $1,000 principal amount of Senior Notes due 2002 exchanged. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $1.00 per share.

          If all of the noteholders were to participate in this exchange, additional warrants would be issued to purchase a total of 670,250 shares of common stock. These warrants will be exercisable anytime after November 1, 2001 and on or before September 30, 2004 as a whole, in part, or in increments. The offer is not conditional upon any minimum amount of Senior Notes due September 30, 2002 being exchanged for Senior Notes due September 30, 2004. This offer, which was to have expired on October 31, 2001, was extended until November 30, 2001.

          The portion of the 10% Senior Notes due 2002 that have not yet been exchanged for 10% Senior Notes due September 30, 2004, have been classified as current liabilities.

          The Company will use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the warrants.

NOTE 4 - COMMON STOCK

          On November 13, 2001, the closing quotation for the Company's common stock on the NASDAQ Bulletin Board was $.32 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

          On November 13, 2001, there were 24,457,690 (including treasury shares) of common stock issued, and 24,025,968 shares of common stock outstanding, held by approximately 2,000 beneficial shareholders.

NOTE 5 - EARNINGS PER SHARE

         A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common shares is as follows (in thousands):

                                                         Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                         --------------------           ----------------------
                                                         2001            2000             2001            2000
                                                         ----            ----             ----            ----


     Weighted average common shares
         Outstanding                                    24,026         24,835           24,114          24,194
     Dilutive effect of :
         Stock options                                      --            204               --             454
         Warrants                                           --            152               --             259
                                                        ------         ------           ------          ------
     Weighted average common shares
         outstanding, assuming dilution                 24,026         25,191           24,114          24,907
                                                        ------         ------           ------          ------

          Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and warrants (see Note 2 - Stock Options and Warrants and Note 3 - Senior Notes). During the three and nine months ended September 30, 2001, stock options and warrants to exercise 3,200 and 3,200 shares, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. These options and warrants could be dilutive in the future.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the third quarter of 2001. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the third quarter data of 2001 and 2000.

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

     On October 23, 2001, Cimetrix introduced CODE 6 with Core Motion after six months of field beta testing at customer sites. A press tour to major industry publications was launched resulting in many online and print copies of the new product. CODE 6 with Core Motion is the result of 18 months of R&D effort resulting in new technology to move motion control from proprietary motion boards onto the PC. This can result in up to a 50% savings in hardware costs for our OEM customers and positions us for the evolution to network based drives. This release also contains many new features such as conveyor tracking and enhanced calibration routines.

Statement of Operations Summary

         The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000:

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                    -------------------------------   -----------------------
                                                          2001           2000               2001            2000
                                                          ----           ----               ----            ----
NET SALES                                                 100%           100%               100%            100%
                                                          ----           ----               ----            ----

OPERATING EXPENSES
     Cost of sales                                          18              5                 16               4
     Selling, marketing and customer support                79             19                 45              20
     Research and development                               69             19                 46              31
     General and administrative                             80             24                 46              31
                                                    ----------     ----------         ----------      ----------

         Total operating expenses                          246             68                152              86
                                                    ----------     ----------         ----------      ----------

INCOME (LOSS) FROM OPERATIONS                             (146)            32                (52)             14

     Interest income                                         5              3                  6               3
     Interest expense                                      (10)            (4)                (6)             (5)
                                                    ----------     ----------         ----------      ----------

NET INCOME (LOSS)                                        (152)%            31%               (53)%            12%
                                                    ----------     ----------         ----------      ----------





Results of Operations

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

Net Sales

     Net sales decreased by $1,121,000, or 63%, to $654,000 for the three months ended September 30, 2001, from $1,775,000 for the three months ended September 30, 2000. Net sales for the three months ended September 30, 2001, consisted of sales of software (57%), engineering services (22%), and support and training (21%). Net sales for the same period in 2000 consisted of sales of software (91%), engineering services (4%), and support and training (5%).

     The decrease in third quarter sales is primarily the result of a significant drop in software revenues. The Company's OEM customers in the robot, SMT and semiconductor markets continue to be negatively impacted by the current economic slowdown. Orders for new equipment in these markets, which would include the Company's software products, remain significantly below prior periods. While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base.

     Net sales decreased by $959,000, or 23%, to $3,161,000 for the nine months ended September 30, 2001, from $4,120,000 for the nine months ended September 30, 2000. Net sales for the nine months ended September 30, 2001, consisted of sales of software (73%), engineering services (16%), and support and training (11%). Net sales for nine months ended September 30, 2000, consisted of sales of software (81%), engineering services (10%), and support and training (9%). This decrease in year to date sales over the prior year is due to a significant drop in software revenues, particularly in the second and third quarters.

Major Customers

     Sales to two non-affiliated customers accounted for 22% and 13% of the Company's revenues for the three months ended September 30, 2001. Sales to one non-affiliated customer accounted for 57% of the Company's revenues for the three months ended September 30, 2000. No other non-affiliated customer accounted for 10% or more of the Company's revenues for the three months ended September 30, 2001 and 2000.

     Sales to two non-affiliated customers accounted for 27% and 21% of the Company's revenues for the nine months ended September 30, 2000. No other non-affiliated customer accounted for 10% or more of the Company's revenues for the nine months ended September 30, 2001 and 2000.

     Sales to Aries, Inc., the Company's Japanese affiliate, accounted for 12% and less than 10% of the Company's revenues for the three months ended September 30, 2001 and 2000, respectively. Sales to Aries accounted for 15% and less than 10% of the Company's revenues for the nine months ended September 30, 2001 and 2000, respectively.

Cost of Sales

     Cost of sales increased by $28,000, or 31%, to $118,000 for the three months ended September 30, 2001, from $90,000 for the comparable period in 2000. Cost of sales increased by $331,000, or 206%, to $492,000 for the nine months ended September 30, 2001, from $161,000 for the comparable period in 2000. This increase was attributable to the sale of outside engineering services. While the Company's focus is on the sale of software products, it does provide application and integration services to its customers that want to purchase a complete turnkey system. When possible, the Company contracts with resellers and distributors, such as Systematic Designs International, Inc., of Vancouver Washington to perform these engineering services.
Selling, Marketing and Customer Support

     Selling, marketing and customer support costs increased by $186,000, or 56%, to $518,000 for the three months ended September 30, 2001, from $332,000 for the comparable period in 2000. Selling, marketing and customer support costs increased by $572,000, or 68%, to $1,409,000 for the nine months ended September 30, 2001, from $837,000 for the comparable period in 2000. These increases were due in part to the additional costs incurred to operate the Company's new semiconductor division, which markets and sells the Company's new CIM300 family of products. They were also due to an increase in general corporate marketing expenditures for marketing personnel and outside public relations services in an effort to expand the Company's customer base.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses increased by $103,000, or 30%, to $448,000 for the three months ended September 30, 2001, from $345,000 for the comparable period in 2000. Research and development expenses increased by $182,000, or 14%, to $1,462,000 for the nine months ended September 30, 2001, from $1,280,000 for the comparable period in 2000. These increases were due to the addition of software development personnel for the development of the Company's products.

     The Company  continues  to make  significant  investments  in research  and development and expects to incur research and development expenses of approximately $2 million during 2001. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

     General and administrative expenses increased by $91,000, or 21%, to $525,000 for the three months ended September 30, 2001, from $434,000 for the comparable period in 2000. General and administrative expenses increased by $181,000, or 14%, to $1,442,000 for the nine months ended September 30, 2001, from $1,261,000 for the comparable period in 2000. This year to date increase was due in part to increased legal expenses, mainly in the first six months of the year, which are expected to be minimal throughout the remainder of the year. This increase was also attributable to the write-off of $85,000 of receivables that were no longer collectible and an additional $50,000 of bad debt reserve that was accrued due to the slowing economy. All other general and administrative expenses, taken as a whole, decreased slightly for the year.

     General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the nine months ended September 30, 2001, was approximately $558,000, or 39%, of all general and administrative expenses, compared to $619,000, or 49%, for the same period in 2000.

Other Income (Expenses)

     Interest income decreased by $18,000, or 37%, to $31,000 for the three months ended September 30, 2001, from $49,000 for the comparable period in 2000. This decrease is a result of a reduction in the Company's cash reserves during the quarter that were used to fund operations.

     Interest income increased by $66,000, or 52%, to $192,000 for the nine months ended September 30, 2001, from $126,000 for the comparable period in 2000. During the first six months of the year, investments in bond fund accounts matured, providing the overall year to date increase. Such investments have provided additional interest income above that which could be earned in money market accounts.

     Interest expense remained constant at $67,000 for the three months ended September 30, 2001 and 2000, with only a $1,000 increase in total interest expense for the nine months ended September 30, 2001 compared to the same period in 2000. Essentially all interest expense is attributable to the Company's 10% Senior Notes, with interest payable April 1st and October 1st of each year, the principal balance of $2,681,000 coming due September 30, 2002.

Other Items

     The Company was involved in a legal action that was settled during the quarter. This action is discussed in Item 1. Legal Proceedings of Part II - Other Information, below in this document.

     During the quarter ended September 30, 2001, the Company received back and subsequently disposed of a passenger automobile that had been purchased for the use of Paul A. Bilzerian, former President and Chief Executive Officer of the Company. The Company incurred a loss of approximately $10,000 on the disposal of this automobile.

Liquidity and Capital Resources

     The Company had approximately $2.1 million of working capital at September 30, 2001, compared to $5.3 million as of December 31, 2000. The majority of this decrease was due to the classification of $2.2 million of the 10% Senior Notes, which are due September 30, 2002, as current liabilities. The remainder of the decrease was due to poor operating results, which have consumed working capital.

     The portion of the Senior Notes that have been exchanged for 10% Senior Notes due September 30, 2004, remain as long term liabilities. Management believes that a significant portion of the $2.2 million of Senior Notes that are now classified as current liabilities will be exchanged for Senior Notes due September 30, 2004, which will substantially increase the Company's working capital.

     Cash used by operating activities for the nine months ended September 30, 2001, was $706,000, compared to $299,000 for the same period in 2000. Cash provided by investing activities for the nine months ended September 30, 2001, was $155,000 compared to cash used by investing activities of $961,000 for the same period in 2000. In 2001, cash from investing activities was used to acquire new equipment and technology, and the source of cash from investing activities was from the collection of a note receivable. Cash used by financing activities for the period ended September 30, 2001, was $76,000 as compared to cash provided by financing activities of $4,320,000 for the same period in 2000. In 2000, the increase resulted from the sale of common stock.

     The Company's future liquidity will continue to be dependent on the Company's operating cash flow and management of trade receivables. Management also believes that it is critical that a sufficient number of holders of the Company's 10% Senior Notes due 2002, exchange their notes for the 10% Senior Notes due 2004. If all of the noteholders participate in the exchange, $2.7 million of working capital would be freed up, which may be needed to fund operations if the Company's operating results do not improve.

     While Management believes that the Company's existing working capital is sufficient to maintain its current level of operations and that the Company has sufficient funds to meet its capital expenditure requirements for the remainder of 2001, there is no assurance that the amount of capital will be adequate for fiscal 2002. If the Company does not become profitable, its ability to sustain and expand its business will be adversely affected. The Company's ability to repay principal and interest on the 10% Senior Notes would also be adversely affected by lack of profitability.

Factors Affecting Future Results

     Third quarter revenues decreased significantly compared to the prior year, and follow an equally disappointing second quarter, both quarters coming in well below the Company's target revenues. Management believes that the economic slowdown that is affecting the Company's customers was further worsened by the terrorist attacks of September 11, 2001. The additional uncertainty has led to delays in placing orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. Because of this, Management has increased its sales and marketing efforts in order to expand its customer base. Management remains hopeful that these new customers will provide the needed revenues to sustain operations.

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

     The Company answered the Complaint and filed a Counterclaim. The Counterclaim asserts material misrepresentations concerning the Company's technology. Claims against Mr. Manley include fraud in the inducement, common law fraud, declaration and return of shares of stock against both of the Manleys, breach of contract against both of the Manleys, fraud in the inducement against Mr. Manley, breach of covenant of good faith and fair dealing against Mr. Manley.

     In June 2001 an agreement in principal was reached to settle this litigation, with the formal settlement agreement subsequently executed on August 9, 2001. Under the terms of the settlement, the Manley's were provided with an option to require the Company to redeem up to 80,000 shares of their Cimetrix stock during a period of time from December 1, 2002, through December 31, 2002, at a redemption price of $2.80 per share, or a maximum total repurchase cost to the Company of $224,000. The Manley's also have the right to redeem their shares at $2.80 per share at an earlier date if the Company's average daily cash balance computed on a monthly basis, is at or below $1,250,000 or if Paul A. Bilzerian, who formerly served as president and a director of the Company, becomes an officer, director, employee or agent of the Company prior to December 31, 2002.

ITEM 2.  CHANGES IN SECURITIES

Exchange of 10% Senior Notes

     On October 8, 2001, the Company presented an offer to its 10% Senior Noteholders to exchange their 10% Senior Notes due September 30, 2002 for 10% Senior Notes due September 30, 2004. Any noteholder exchanging their Senior Notes due September 30, 2002 for Senior Notes due September 30, 2004 will also receive for no additional consideration one common stock purchase warrant for each $1,000 principal amount of Senior Notes due 2002 exchanged. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $1.00 per share. See Note 3 to Condensed Financial Statements (Unaudited), earlier in this document.


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

                                   REGISTRANT

                             CIMETRIX INCORPORATED



Dated: November 14, 2001            By: /s/ Robert H. Reback
                                    ------------------------
                                    ROBERT H. REBACK
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    By: /s/ Riley G. Astill
                                    -----------------------
                                    RILEY G. ASTILL
                                    Vice President of Finance, Treasurer
                                    and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)