Form 10-K
period 2001-12-31
CIMETRIX INC
filed 2002-04-01
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 27, 2002, the registrant had 24,457,690 shares of its common stock, par value $.0001, issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of that date was approximately $9,413,524.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 1, 2002, are incorporated by reference into Part III hereof.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business............................................................3

Item 2.    Properties.........................................................17

Item 3.    Legal Proceedings..................................................17

Item 4.    Submission of Matters to a Vote of Security Holders................20

                                     PART II

Item 5.    Market for Company's Common Stock and Related Stockholder Matters..20

Item 6.    Selected Financial Data............................................23

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................24

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.........29

Item 8.    Financial Statements and Supplementary Data........................29

Item 9.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosures..............................................29

                                    PART III

Item 10.   Directors and Executive Officers of the Company....................29

Item 11.   Executive Compensation.............................................29

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....30

Item 13.   Certain Relationships and Related Transactions.....................30

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....31

Signatures....................................................................32

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

     The following Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of federal securities laws. These forward-looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in US currency. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements.

     These, and other forward-looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, those factors listed at the end of Part I, Item 1. Business, titled "FORWARD-LOOKING STATEMENTS CAUTIONARY STATEMENT".


                                     PART I

ITEM 1.   BUSINESS
==================

Business Overview

     Cimetrix designs, develops and markets machine control software products that are tailored to meet the needs of original equipment manufacturers (OEM's). The Company has three primary machine control software product lines: advanced motion control, general purpose equipment connectivity and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the initial sale of software development tools and the ongoing runtime software licenses that OEMs purchase for each machine shipped with Cimetrix software.

     In the advanced motion control market, Cimetrix introduced a breakthrough product in 2001 with the release of Cimetrix Open Development Environment version Six (CODE 6) with Core Motion. CODE 6 includes a number of new features, such as enhanced calibration and simulation features, specifically targeted for Surface Mount Technology (SMT) OEM customers. The Core Motion technology marked a significant technical achievement by our engineers, because it moves the low-level motion control functions from a specialized, intelligent motion card into Cimetrix software on the PC. This allows the OEM customer to reduce proprietary hardware costs, protect proprietary algorithms, and provides greater flexibility in the overall system architecture. This is accomplished by using a simple I/O interface card together with Core Motion software in place of a specialized motion card. Cimetrix shipped its first 100 licenses of CODE 6 with Core Motion in 2001 to OEM customers, which are scheduled to ship production machines in the first half of 2002.

     The Company's CIMConnect connectivity product was widely recognized as the "best technical solution" by a wide range of customers in the SMT, semiconductor wafer fab and semiconductor back-end markets, which enabled the Company to obtain a number of significant design wins from OEM customers. Communications and connectivity between the tool on the factory floor and the host system are becoming increasingly important as mission-critical applications require these communications for operation.

     CIMConnect is designed for general purpose equipment connectivity and enables production equipment in the electronics industries to communicate data to the factory's host computer through the semiconductor equipment communication standard (SECS)/ generic equipment model (GEM) and extensible markup language
(XML) based communication standards. CIMConnect can also support other emerging communications standards for maximum flexibility. CIMConnect is used primarily in the SMT and semiconductor industries.

     Typically used in conjunction with CIMConnect, the Company's CIM300 family is a set of standards-based software products designed specifically for 300mm semiconductor wafer fabrication facilities. CIM300 reduces total integration time required to connect new 300mm semiconductor tools to each other and to the host computer in a wafer fab. The semiconductor industry is rapidly changing to the 300mm wafer size, and the Company expects the market for 300mm tools to continue to grow.

     The business relationships that Cimetrix establishes with its customers go beyond sales of its products. The Company partners with its OEM customers to provide them with solutions that include software tools, consulting, services, and support. Company engineers are comprised of industry leading experts in motion control, communications, connectivity, and associated technologies and implementation processes. This experience and technical knowledge provides a unique and invaluable benefit to our customers and is a core part of our strategy to build long-term relationships with global electronics equipment OEMs.

Key Markets

     The  Company  serves   customers  in  a  wide  variety  of  technology  and
manufacturing industries, including SMT, semiconductor wafer fabrication, semiconductor back-end, packaging, small parts assembly, and robotics. The Company will continue to serve customers in all these industries and explore opportunities for growth in industries that are challenged by the problems that the Company's products solve.

     The Company is now focused on OEM customers in two key industries: SMT and semiconductor. Short-term revenue growth will stem primarily from opportunities explored in these industries. Both the SMT and semiconductor industries are a natural fit for the Company's solutions because of the demand for high- speed, motion intensive applications with pinpoint accuracy that can communicate with host computers throughout the process.

     In general, the semiconductor and SMT industries represent some of the fastest-growing and most dynamic industries. Rapid industry changes require tools that are flexible and can adapt quickly to new requirements. The Company is uniquely positioned to meet these challenges with PC-based motion control and communications software that is based on open standards and uses the latest in object-oriented design to provide end users with the necessary flexibility and customization required to meet industry demands.

     By focusing efforts on these two industries, the Company intends to obtain a dominant position for its products in these segments. This will provide the momentum and cash flow to penetrate other industries.

Surface Mount Technology Industry

     The SMT market includes all factory equipment to produce and test printed circuit boards. Applications involve high-speed multi-axis motion control with very tight vision system integration. The need to connect factory equipment to host computer systems is growing in importance. SMT equipment can typically cost around $500,000. This industry has quickly adopted the use of PCs as equipment controllers and uses very few proprietary controllers. With electronic components changing very rapidly, OEMs are under pressure to create newer faster machines in shorter time periods. The Company provides software to many major suppliers in this industry and is actively involved in industry organizations such as the National Electronics Manufacturing Initiative (NEMI) and the Institute for Interconnecting and Packaging Electronic Circuits (IPC). One of the NEMI teams has produced and released a specification on "Low Cost Controller APIs" aimed at defining an industry standard for an Open Architecture Controller Application Programming Interface (API). This specification was subsequently released by the Institute for Electrical and Electronics Engineers (IEEE) standards organization as IEEE PR 1533-1998 Low-Cost Open Architecture Controller API Specification. The Company has been significantly involved in the development of this specification and has enhanced the CODE product to comply with the specification. The IPC has released new connectivity standards called CAMX. These XML based standards and our involvement in the committee were the primary reason behind the development of the CIMConnect product.


                         Diagram of a modern SMT line:

                               (Graphic Omitted)


     A modern SMT line can include: a loader, screen printer, post print inspection, adhesive dispenser, several placement machines (mounters), odd form placement, post placement inspection, reflow soldering, post reflow inspection, unloader, and finally system test. The Company has targeted the mounter tool as a desirable market for its CODE and CIMConnect products and has current development contracts under way with several major mounter equipment manufacturers.

Semiconductor Industry

     The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers. It is a cyclical industry that experienced its largest downturn ever last year. Industry revenues were down approximately 40 percent. Due to the downturn in the economy, semiconductor fab capital spending shrank by 29 percent last year. In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers. Despite reduced capital spending, the trend to 300mm fabs continued in 2001 and is projected to increase even more in 2002, with six additional fabs expected to begin equipping this year. (Source: Semiconductor International, January and March 2002 issues) The Company's CIMConnect and CIM300 products are well positioned to take advantage of increased demand for 300mm semiconductor tools. In 2001, Cimetrix garnered over twenty new OEM customers in this industry.

Additional Markets

     While the SMT and semiconductor industries are the two key markets that the Company is focused on for the short term, there are also opportunities in other industries for the Company's products. The Company remains committed to developing and strengthening relationships with current customers and prospects in other industries, such as:

Small Parts Assembly Industry

     This industry assembles small parts such as cell phones, engine control modules and disk drives. Accuracy, integration with vision, time to market, and open architecture are all needs of this diverse industry. Operations typically involve a small Cartesian, SCARA or Delta style robot and require integration with many other automation components. The CODE solution allows all these components to be controlled with one PC instead of several different proprietary controllers. In this market, the Company is currently working with SIGPack, a large European packaging robotics OEM and several companies in the area of fiber optic assembly among other applications.

Robotics Industry

     Industrial robots are used for tasks that are tedious, repetitive and exhausting for humans and are employed to reduce the costs and improve the quality of highly labor-intensive tasks. Industrial robots are typically multi-axis manipulators used for welding, painting and material handling applications. The automotive industry is currently the primary end-user of robots. Other end-users include the aerospace, steel, heavy equipment, packaging and electronics industries.

     Nearly all robot controllers are proprietary devices manufactured by the major industrial robot vendors, which are supplied with their own robot systems as a complete, proprietary solution. These robot controllers are only compatible with robots supplied by the same vendor, and in many cases, are only compatible with specific robot models of that vendor. These systems represent an enormous technology investment "legacy," and are difficult and time consuming to program, configure, implement and modify. The Robotic Industries Association (RIA) has started to address the use of open architecture controllers for robots, but is meeting significant resistance from the traditional robot OEMs. The Company targets progressive robot manufacturers who see the need for modern open solutions.

Packaging Industry

     The packaging industry supplies equipment that handles and prepares products for shipment and display to customers. Packaging machines involve high-speed motion control and cover a wide range in terms of complexity. Currently, proprietary controllers are used extensively, but the Open Modular Architecture Controls (OMAC) group has formed a working group to specifically drive packaging toward open controllers. Cimetrix, together with our partner Siemens ISBU, has a good opportunity to grow in this industry depending on their adoption of open controllers.

Machine Tool Industry (Computer Numerical Control or CNC Controllers)

     Machine tools consist of metal cutting machines such as milling machines, lathes, machining centers, grinders, and lasers; and metal forming equipment such as press brakes, turret punches and tube benders. These machine tools, which are used by a wide variety of manufacturers, utilize a computer numerical control (CNC) type controller. Despite the PC revolution that has taken place over the past decade, the underlying technology and software for machine tool controllers has changed very little during the same period. Most major machine tool manufacturers purchase proprietary controllers from several CNC controller vendors. The interest level of tool manufacturers in open architecture CNCs is very high. The proprietary CNC manufacturers are developing ways to configure the graphical user interface of the CNCs so they appear to be open.

General Automation Industry
(Programmable Logic Card  (PLC) general-purpose motion controllers)

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

Notable Achievements of 2001

     The Company achieved major milestones in 2001 in the areas of product development, customer acquisition and company growth.

Product Development

     Last year the Company introduced the latest version of its motion control software, CODE 6. The latest release of CODE features the breakthrough Core Motion technology, which eliminates the need for a specialized, intelligent motion card. Core Motion allows OEMs to control a wide range of intensive motion control applications through software in the PC rather than with a proprietary motion card.

     Historically, machinery OEMs who had transitioned from proprietary controllers to PC based motion control software were required to use an intelligent motion card to augment the lack of PC performance. Now with the increasing power of PCs, Cimetrix's engineers, utilizing Core Motion technology, have moved the motion card functionality onto the PC, allowing for a direct connection from the PC to amplifiers and feedback devices. This enables the PC software to control trajectory generation, position loop, velocity loop, input/output scanning, and event generation at the servo rate.

     By taking advantage of CODE 6 with Core Motion, OEMs can reduce hardware costs by up to 50 percent while achieving greater flexibility in hardware selection, development environments, and system architecture.

     Two other Company products, CIMConnect and CIM300, were recognized for outstanding quality by Semiconductor International magazine last year. Both products were nominated for and received the Editor's Choice Best Product Award from the publication. The award is impressive because customers must nominate the product in order for it to be considered. The nomination and receipt of the award for CIM300 is especially notable as 2001 was the first full year CIM300 was released as a product and it has already been recognized as the best product in its class.

 New Customers

     Despite a down economy in 2001 for the industries Cimetrix serves, the Company achieved a high degree of success in signing new customers. Over 20 new OEM customers signed development agreements in 2001. The majority of new customers are in the semiconductor industry, one of the Company's two key industries.

Company Growth

     Last year the Company expanded overseas, with the opening of its first European office. The Company reaffirmed its commitment to providing the best possible sales and service to its European customers with the opening of the sales and technical support office in France.

     The European office is directed by Messrs. Bruce Febvret and Stuart Johnston. Mr. Febvret, an industry veteran in machine control, will direct sales. Mr. Johnston, a 13-year veteran in machine control engineering, will function as the principal engineer for technical support of machine control products.

     In addition to opening an office in Europe, last year the Company selected M&M Software GmbH as its exclusive communications products distributor for Europe. M&M will work in cooperation with Cimetrix Europe to provide sales and technical support of the Cimetrix communications products, CIM300 and CIMConnect.

Cimetrix Product Line

CODE

     The Cimetrix Open Development Environment (CODE(TM)) is a suite of open architecture machine modeling and motion control software products designed to control the most challenging multi-axis machine control applications. CODE contains both a powerful off-line simulation development environment known as CIMulation, and a robust, real-time motion and I/O control system called CIMControl.

     Applications written and tested using CIMulation are fully compatible with CIMControl and can be deployed with no conversion or programming changes required. Applications can be developed using standard computer languages such as C++, Visual Basic, or Delphi or with PLC languages such as ladder logic or flow charts.

Core Motion

     Core Motion technology was introduced last year as part of CODE 6. Core Motion allows customers to eliminate the cost and complexity of a specialized motion card. With Core Motion, these expensive specialized motion cards are replaced through software. Using the proven real-time extensions for Windows 2000 and NT, PC processing power is used to move these specialized software functions from the motion card to the PC. A network or low-cost interface card is used to interface the PC controller to the servo hardware.

Connect Family

CIMConnect (TM) - CIMConnect is an object-oriented service and toolkit for equipment suppliers to quickly develop communication interfaces for their manufacturing equipment. CIMConnect supports all major communication protocols, including SECS/GEM, XML, and others. It also supports multiple host interfaces simultaneously, which allows customers to support any legacy, custom, and GEM interfaces.

GEM Host Manager(TM) - GEM Host Manager allows a host computer to receive data from GEM enabled equipment and format the data for use by host computer applications to monitor and control factories. GEM Host Manager has been designed specifically for use in printed circuit board facilities.

TESTConnect(TM) - TESTConnect is a SECS/GEM host emulator used to test equipment to ensure it complies with the SECS standards. TESTConnect simplifies the process of testing SECS implementations through the use of an intuitive, graphical user interface and menu-driven property screens that allow customers to construct message sets and test them without any programming.

CIM300 Family

CIM300(TM) is a family of software tools for manufacturers of 300mm semiconductor equipment that allow for quick implementation of the new required Semiconductor Equipment and Materials International (SEMI) standards, including E4, E5, E30, E37, E39, E40, E41, E58, E87, E90, and E94. Components of CIM300
include:

CIMFoundation(TM) - Provides an abstraction layer for SECS/GEM products and an implementation of SEMI E39 Object Services. Object services are provided for the CIM300 functional modules and user-written modules. The abstraction layer allows the CIM300 family to work with either the state-of-the-art Cimetrix CIMConnect product or older legacy products.

CIM87-Carrier Management(TM) - Provides carrier management functionality as defined in SEMI E87. The CIM87 interface provides methods that logically correspond to carrier management system (CMS) functions. The package has two component object model (COM) objects, representing the carrier and CMS package, and a callback interface used to notify the client application of CMS services requested by the host.

CIM40-Process Job(TM) - Provides process job functionality as defined in SEMI E40. This module provides two COM objects representing the E39 OSS process job object and process job package. A callback interface is provided to notify the client application of process job creation and a process job queue is provided with the application program interface (API) functions necessary for process job management.

CIM90-Substrate Tracking(TM) - Provides substrate tracking functionality as defined in SEMI E90. This module provides COM objects for the E39 OSS substrate and substrate location objects as well as the E90 package object. It is possible to connect CIM90 to CIM87 for automatic substrate lifetime control.

CIM94-Control Job(TM) - Provides control job functionality as defined in SEMI E90. This module provides COM objects for the E39 OSS control job object as well as the E94 package object. All control job services are supported. A callback interface is provided to notify the client application of requested control job services. A control job queue is provided with API functions for queue management.

Competition

     The Company's main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

     The manufacture and sale of automation technology is a highly competitive industry. Competition in this area is primarily divided between in-house developed controllers and open controller suppliers.

     In-house developed controllers are potentially competition, but they are also potential customers. Robot manufacturers, CNC suppliers, and electronics equipment suppliers all develop their own controllers, some on PC platforms and some on proprietary hardware. They have problems hiring top software talent that have experience with the latest Microsoft technologies. Cimetrix offers a distinct advantage to them by increasing software quality through our re-use techniques, decreasing the time to market for a new open architecture controller, and assisting the transition of their engineering staff to the latest technologies such as COM, unified modeling language (UML) and object oriented analysis and design techniques. The Company's CODE and equipment communications software products offer these advantages.

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

     With the introduction of Core Motion technology in CODE 6, manufacturers of intelligent motion cards can be considered competitors for part of the CODE product, although CODE 6 also supports a number of popular motion cards.

     In the 300mm connectivity market, Cimetrix has several competitors that include; Asyst, which acquired GW Associates, Brooks Automation, Excelerate and Yokogawa. All competitors have varying levels of expertise in semiconductor fabs.

     Management believes that most, if not all, of the Company's competitors currently have greater financial resources and market presence than Cimetrix. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products. Further, each of these competitors has already established a share of the market for their products, and may find it easier to limit market penetration by the Company because of the natural tie-in of their controllers and software to their mechanisms. Management is uninformed as to whether any of these competitors are presently developing additional technology that will directly compete with the Company's product offerings. By focusing on the SMT and Semiconductor markets for the short term, management believes the Company can earn a dominant position in the face of other competitors.

Sales and Marketing

     The sales and marketing staff are responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. Company president, Bob Reback, oversees the operations and management of the Company's worldwide semiconductor business unit out of Salt Lake City. Sales and marketing efforts are combined into one unified force, supporting both communications and motion control products under Dave Faulkner, executive vice president. The Company's sales offices are located in Salt Lake City, Utah, Boston, Massachusetts, and Archamps, France. In addition, the Company has distributors or resellers located in Vancouver, Washington, Europe, and Japan.

Operations

     The Company's software operations are conducted under the direction of the Company's vice president of software development, Michael D. Feaster. His group, which includes Software Development, Quality Assurance and Applications, is responsible for developing new products, testing such products, and performing initial product integration with key OEMs. The Company's strategy is to develop standard software products that have been thoroughly tested and deliver/support these products using major OEMs as the key channel to market. A comprehensive software quality program and rigid coding standards are keys to the development process.

Intellectual Property Rights

     The open architecture controller technology upon which the Company's CODE software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest and benefit from this intellectual property.

     In December of 1999, the Company purchased the software products of Plug n' Work, Inc., formerly known as Object Factory, Inc. of Greenville, South Carolina. Plug n' Work's software products, which were marketed under the name AART(TM), provide a graphical programming technique similar to programming a programmable logic controller. Due to licensing problems, the Company did not actively market AART to new customers during 2001, but did continue to support existing AART customers. In the fourth quarter of 2001, due to the fact that the licensing issues were still not resolved, forecasted sales for AART remained low, and the high cost of integrating the product into the Company's CODE product, management determined that it could no longer justify devoting any additional working capital or resources to the AART products. Therefore the Company wrote-off its remaining intangible asset related to the AART technology acquisition, in the amount of $2,490,000.

     In December of 1999, the Company also purchased the software products of Systematic Designs International, Inc. ("SDI"), of Vancouver, Washington. These newly acquired products have broadened the Company's communication product line to include semiconductor industry communications solutions.

     The technology purchased from Brigham Young University, Plug n' Work, Inc, and SDI, along with other technology developed internally, is proprietary in nature. The Company has obtained two patents on certain aspects of the technology, issued in May 1989 and March 1994, respectively. In addition, the Company has registered its CODE software system with the US Copyright Office, and will continue to timely register any updates to current products or any new products acquired through acquisitions. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.

Major Customers and Foreign Sales

     In 2001, no single customer accounted for more than 10% of the Company's revenues, while sales to affiliates accounted for 9% of revenues. In 2000, three customers accounted for 18%, 16% and 15% of the Company's revenues respectively, while sales to affiliates accounted for 5% of revenues. No other single customer accounted for more than 10% of Company revenues in 2000. In 1999, two customers accounted for 34% and 12% of the Company's revenues, respectively, with sales to affiliates accounting for 17% of revenues. No other single customer accounted for more than 10% of the Company's revenues in 1999.

     The Company's affiliate, Aries, Inc., is a private Japanese corporation of which the Company currently holds approximately 11% of its outstanding shares of stock. Aries, Inc. is the Company's distributor in Japan. Sales to Aries represented 9%, 5% and 17% of the Company's total sales in 2001, 2000 and 1999, respectively.

     For the year ended December 31, 2001, revenues from export sales were 41%, of which 9% were to affiliates.

     The following table summarizes domestic and export sales, as a percent of total sales, for the three years ended 2001, 2000 and 1999:

                                        Year Ended December 31,
                               --------------------------------------------
                                  2001              2000             1999
                                  ----              ----             ----

 Domestic sales                    59               60                33
 Export sales                      41               40                67

     In 2001, sales to Germany and Japan accounted for 10% and 19% of the Company's total revenues, respectively. In 2000, sales to Japan and Switzerland accounted for 13% and 17% of the Company's total revenues, respectively. In 1999, sales to Germany and Japan accounted for 34% and 26% of the Company's total revenues, respectively. No other single country accounted for more than 10% of the Company's revenues in the fiscal periods ended 2001, 2000 and 1999, respectively.

Personnel

     As of March 27, 2002, the Company had 35 employees, 17 of whom are involved in the technical development and support of customers and products, 14 in sales, marketing, and customer support, with the remainder in finance and administrative positions. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

     Robert H. Reback, President and Chief Executive Officer, age 42, joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994 to 1995. From 1985 to 1993, he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.

     David P. Faulkner, Executive Vice President and Managing Director of Machine Control Products, age 46, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996. Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

     Steven D. Hausle, President Semiconductor Division, age 51, joined Cimetrix in May 2000. Prior to coming to Cimetrix Mr. Hausle was Executive Vice President for GW Associates from 1998-2000, which is a privately owned software developer. As President of the sales and marketing firm Bridgetek, Inc. from 1988 to 1998 he brought leading edge technology start-up firms to market. From 1986 to 1988, Mr. Hausle was Vice President Sales and Marketing for Flexible Manufacturing Systems, a very early adopter of Automated Material handling and CIM software. And in 1983 to 1986, he was a key member of the management team that started Prometrix Inc., which is now part of KLA-Tencor. Mr. Hausle holds a B.S. degree from Santa Clara University.

     Michael D. Feaster, Vice President of Software Development, age 31, joined the Company in April 1998, as Director of Customer Services. In December 1998, Mr. Feaster was promoted to Vice President of Software Development. From 1994 to 1998, Mr. Feaster was employed at Century Software, Inc., as the Vice President of Software Development. During that time, Century Software, Inc., was a global supplier of PC to UNIX connectivity software, specializing in internet access of Windows to legacy mission critical applications. From 1988 to 1994, he served as a software engineer contractor/subcontractor for such companies as Fidelity Investments, IAT, Inc., NASA, and Mexico's Border Inspection Division. Mr. Feaster attended Southwest Missouri University from 1987 to 1990.

     Riley G. Astill, Vice President of Finance, Chief Financial Officer, age 41, originally joined Cimetrix as Controller, in July 1994. He remained Controller until October 1996, when he left the Company prior to its moving the Finance Department to Tampa, Florida. Mr. Astill rejoined Cimetrix as Vice President of Finance in December 1997. Mr. Astill was Controller of a privately held Salt Lake City publisher from 1991 to 1994. From 1990 to 1991, he was a senior accountant for Oryx Energy Company. From 1988 to 1990 he was an accountant for Ernst & Young in Dallas, Texas. He has a B.S. degree in Accounting from the University of Utah and a Masters degree in Accounting from Utah State University.

     Dr. Steven K. Sorensen, Vice President and Chief Engineer, age 43, joined the Company in 1990. Prior to joining Cimetrix, Dr. Sorensen was an Associate Professor at Brigham Young University, where he received his Ph.D. in Mechanical Engineering. Dr. Sorensen has been working to develop the Cimetrix technology for the past thirteen years and is one of the principal architects of many of the Company's most important products.

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

     1. EMPHASIS OF MATTER IN FINANCIAL STATEMENTS. The financial statements of the Company as of December 31, 2001, reflect a net loss of $5,620,000, and an accumulated deficit of $24,108,000.

     2 LIMITED WORKING CAPITAL; Limited Operating History; Accumulated Deficit; Anticipated Losses. As of December 31, 2001, the Company had working capital of $1,308,000. The Company also has an accumulated deficit of $24,108,000. Such losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

     3. INCOME TAXES. The Company had available at December 31, 2001, unused tax operating loss carry forwards of approximately $16,800,000 that may be applied against future taxable income, which begin to expire in 2004. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FASB 109) requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At December 31, 2001, the total of all deferred tax assets was approximately $9,062,000. Because of the uncertainty about whether the Company will generate sufficient future taxable income to realize the deferred tax assets, the Company has established a valuation allowance of approximately $9,062,000 to offset all of its deferred tax assets.

     4. DEPENDENCE ON SIGNIFICANT CUSTOMERS. In 2001, no single customer accounted for more than 10% of the Company's revenues, while sales to affiliates accounted for 9% of revenues. Customer "A", "B" and "C" accounted for approximately 18%, 16% and 15% of the Company's revenues, respectively, in 2000. Customer "D" and "E" accounted for approximately 34% and 12% of the Company's revenues in 1999, respectively. The loss of any customer's business could have a material adverse effect on the Company. Additionally, the quantity of each customer's business with the Company depends substantially on market acceptance of their products that utilizes the Company's software products and the development cycle of the customer's products. The Company could be materially adversely affected by a downturn in either customer's sales or their failure to meet sales expectations. The Company will likely from time to time have other customers that account for a significant portion of its business.

     5. DEPENDENCE ON RELATIVELY NEW PRODUCTS. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. In addition, the Company only began to introduce commercially in 2000, its new software products recently purchased from SDI. As a result, the Company has only limited history with these products, and there can be little assurance that they will achieve market acceptance. The Company's future success will depend on sales of these products, and the failure of these products to achieve market acceptance would have a materially adverse effect on the Company. In addition, the Company has limited experience with the installation, implementation and operation of its products at customer sites. There is no assurance that the Company's products will not require substantial modifications to satisfy performance requirements or to fix previously undetected errors. If customers were to experience significant problems with the Company's products, or if the Company's customers were dissatisfied with the products'
functionality, performance, or support, the Company would be materially adversely affected.

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

     8. EXPORT SALES. Export sales accounted for approximately 41%, 40% and 67% of the Company's business in 2001, 2000 and 1999, respectively. To service the needs of these customers, the Company must provide worldwide sales and product support services. There are a number of risks inherent in international expansion, including language barriers, increased risk of software piracy, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign companies, longer account receivable cycles and increased collection risks, potentially adverse tax consequences, difficulty in repatriating earnings, and the burdens of complying with a wide variety of foreign laws. Thus far, all the Company's export sales have been payable in United States dollars.

     9. DEPENDENCE ON CERTAIN INDIVIDUALS. The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert
H. Reback, President and CEO, David P. Faulkner, Executive Vice President and Managing Director of Machine Control Products, Michael D. Feaster, Vice President of Software Development and Steven K. Sorensen, Vice President and Chief Engineer. Any material change in the Company's senior management team could adversely affect the Company's profitability and business prospects. The Company does not maintain key man insurance for any of its key management and engineering personnel.

     10. COPYRIGHT PROTECTION AND PROPRIETARY INFORMATION. The Company's software innovations are proprietary in nature, and the Company has obtained copyright protection for many of them. It is possible, however, for infringement to occur. Although the Company intends to prosecute diligently any infringement of its proprietary technology, copyright litigation can be extremely expensive and time-consuming, and the results of litigation are generally uncertain. Further, the use by a competitor of the Company's proprietary software to create similar software through "reverse engineering" may not constitute an infringing use. The Company relies on confidentiality and non-disclosure agreements with employees and customers for additional protection against infringements, and the Company's software is encoded to further protect it from unauthorized use.

     11. CONTROL. Investors in the Common Stock (through exercise of the Options or Warrants) will be entitled to vote in the election of the Company's directors, but will not be entitled to separate board representation. The executive officers and directors of the Company have direct or may be deemed to have direct ownership of approximately 9% of the outstanding shares of Common Stock of the Company.

     12. MARKETABILITY OF COMMON STOCK. The Company's Common Stock is currently listed on the OTC Bulletin Board under the trading symbol CMXX. There are presently only 15 market makers. Obtaining a listing on a national securities exchange or being quoted on an automated interdealer quotation system would provide automated quotations of the stock's price. Trading through market makers tends to limit the volume of sales and can cause wide fluctuations in a stock's price, based on the available supply and demand for the stock at any particular time.

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


ITEM 2.  PROPERTIES
===================

     The Company operates in a leased facility located at 6979 South High Tech Drive, Midvale, Utah (about six miles south of Salt Lake City). The Company signed a five year lease beginning in March of 1997, and is currently reviewing its options for renewing the lease or relocating. The present facility consists of 32,000 square feet, of which 20,000 square feet is office and engineering space and 12,000 square feet is warehouse and storage space. All operations of the Company are conducted from its headquarters, with its satellite offices serving only as remote sales and technical support offices.


ITEM 3.  LEGAL PROCEEDINGS
==========================

Manley Litigation,
Peter H. Manley and Jana Kay Manley, Plaintiffs, v. Cimetrix, Inc., a Nevada corporation, and Paul A. Bilzerian, an individual, Defendants; Paul A. Bilzerian, Counterclaimant v. Peter H. Manley, Counterclaim Defendant;Cimetrix, Incorporated, Nevada corporation, Counterclaimant v. Peter H. Manley, an individual, and Jana Kay Manley, an individual, Counterclaim Defendants. Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 980907797.

     An action was brought against the Company and Paul A. Bilzerian, the then President of the Company, in August 1998 by Peter and Jana Manley in the Third Judicial District Court, Salt Lake County, Utah. The thrust of the claims by the Manleys relates to rights pertaining to approximately 180,000 shares of stock in the Company. In the Complaint, declaratory relief is sought to have all restrictions removed from the stock of the Manleys and that the Company not hinder in any way the transfer or sale of the stock. Other claims include conversion, refusal to allow transfer of stock, lost profits because of an asserted inability to have restrictions removed and the Manleys being able to transfer their stock, breach of Stock Option Agreement and Stock Option Plan, intentional interference with economic relations, quantum-meruit-contract implied in fact, promissory estoppel/detrimental reliance, civil conspiracy and breach of good faith and fair dealing.

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

     The Company answered the Complaint and filed a Counterclaim, as did Mr. Bilzerian. The Counterclaim asserted material misrepresentations concerning the Company's technology. Claims against Mr. Manley include fraud in the inducement, common law fraud, declaration and return of shares of stock against both of the Manleys, breach of contract against both of the Manleys, fraud in the inducement against Mr. Manley, breach of covenant of good faith and fair dealing against Mr. Manley.

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

     The above claims were dismissed with prejudice except that the claims of the Manleys against Mr. Bilzerian were dismissed without prejudice and the court dismissed the counterclaims of Mr. Bilzerian against the Manleys without prejudice. The dismissal of the claims against the Manleys by Mr. Bilzerian were not done by Stipulation of Mr. Bilzerian. In the settlement agreement between the Manleys and the Company, Cimetrix is also obligated to indemnify and hold the Manleys harmless from and against the Bilzerian Claims. The indemnity also includes payment, when incurred, of the Manleys' attorneys' fees and costs in connection with their defense of the Bilzerian Claims asserted in the lawsuit or in any other forum by Bilzerian or any of his successors and/or assigns.

     To date no costs related to the above indemnity have been incurred nor is the Company aware of any action that may result in any such costs.

Plug n' Work Litigation,
Cimetrix Incorporated v. Plug n Work, John L. Fisher and Scott M. McCrary; Plug n Work v Cimetrix Incorporated, Paul A. Bilzerian, Overseas holdings Limited Partnership, the Paul A. Bilzerian and Terri L. Steffen Family Trust of 1995, Overseas Holding Company, Bi-Coastal Holding Company, the Paul A. Bilzerian and Terri L. Steffen 1994 Irrevocable Trust f/b/o Adam J. Bilzerian and Dan B. Bilzerian and John Does I-X; John F. Fisher v. Cimetrix Incorporated; Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 0009020744; and Alice O. McCrary et al. v. Cimetrix Incorporated, U.S. District Court, District of South Carolina, Greenville, Division, C.A. No. 6-00-1176-13.

     On April 5, 2000, the Company filed suit in the Third Judicial District Court, of Salt Lake County, Utah, against Plug n' Work, Scott McCrary and John Fisher (the "Plug n' Work Shareholders"). The Company brought this action alleging that the Plug n' Work Shareholders failed to disclose significant material liabilities with respect to the intellectual property purchased from Plug n' Work in December 1999, in exchange for 1,200,000 shares of Cimetrix stock and approximately $300,000 in cash.

     On September 19, 2000, the Company also filed suit in the Third Judicial District Court, of Salt Lake County, Utah, against Advanced Automation. The Company brought this action alleging that Advanced Automation failed to disclose significant material liabilities with respect to the intellectual property purchased from Plug n' Work in December 1999.

     The defendants filed counterclaims, claiming that they were entitled to receive the 1,200,000 shares of stock, and sought damages in an amount in excess of $2,000,000. In the counterclaims Mr. Bilzerian was named as a defendant. Cimetrix refused to transfer the shares and counterclaimed in the lawsuit asserting that the transfer of the shares should not take place because of the pendency of claims against Plug n' Work involving the material non-disclosures at the time of acquisition.

     On February 2, 2001, the Company settled all outstanding claims and counterclaims with Plug n' Work, and all plaintiffs involved. In all, seven legal actions were settled and brought to a close, those being, 1) Cimetrix Incorporated v Plug n' Work, filed March 17, 2000, Federal Court, District of Utah, 2) Cimetrix Incorporated v Plug n' Work, John J. Fisher and Scott McCrary, filed April 5, 2000, Utah 3d Jud. District, 3) Alice O. McCrary, Brian C. Claycomb, etc. (Shareholders of Plug n' Work) v Cimetrix Incorporated, filed April 14, 2000, Federal Court, District of Utah, 4) Plug n' Work v Cimetrix Incorporated, Paul A. Bilzerian, Overseas Holdings LP, Steffen Family Trust of 1995, Overseas Holdings Co., Bicoastal Holding Company, 1994 Family Trust, filed May 4, 2000, Utah 3d Jud. District, 5) John J. Fisher v Cimetrix Incorporated, filed May 4, 2000, Utah 3d Jud. District, 6) Cimetrix Incorporated v Colonial Stock Transfer Company, filed September 13, 2000, Utah 3d Jud. District, and 7) Cimetrix Incorporated v Advanced Automation, filed September 19, 2000, Utah 3d Jud. District.

     As part of the settlement, 400,000 shares of the original 1,200,000 shares issued for the purchase, were returned to the Company. Additionally the Company entered into a hold harmless-indemnity agreement. This indemnity covered Plug n' Work and Advanced Automation and all of their respective current and former officers, directors, owners, shareholders, employees, agents, attorneys, insurers, trustees, beneficiaries, heirs, representatives, successors, and assigns, from and against any claim that has or may hereafter be asserted against any of those persons by Paul A. Bilzerian or any Bilzerian related entity, or anyone claiming by or through any of them or acting on their behalf. The Bilzerian entities referred to above include Overseas Holdings Limited Partnership, Paul A. Bilzerian and Terri L. Steffen Family Trust of 1995, Overseas Holding Company, Bi-Coastal Holding Company, and the Paul A. Bilzerian and Terri L. Steffen 1994 Irrevocable Trust f/b/o Adam J. Bilzerian and Dan B. Bilzerian.

     To date no costs related to the above indemnity have been incurred nor is the Company aware of any action that may result in any such costs.

Shaw Pittman Litigation,
Shaw Pittman, LLP v. Cimetrix, Inc. and Paul A. Bilzerian, Defendants, Superior Court of the District of Columbia, Civil Division, Case No. 02-0000223.

     The complaint in this matter was filed against the Company and Paul A. Bilzerian in January 2002. The claims concern an alleged breach of contract pertaining to a purported retainer agreement signed by Mr. Bilzerian on behalf of the Company as well as on behalf of Mr. Bilzerian himself. This related to the performance of legal services for Mr. Bilzerian relative to legal matters of a personal nature involving him and the Securities and Exchange Commission. The amount of money being claimed in the case is $39,594 plus court costs and attorney fees. The Company has taken the position that the retainer agreement purportedly signed on behalf of Cimetrix when Mr. Bilzerian was the president was not authorized and that Shaw Pittman did not make reasonable inquiry about Mr. Bilzerian's authority to sign the agreement pursuant to which the services rendered would be for Mr. Bilzerian and his personal benefit. Among other things, Shaw Pittman takes the position that there was an appearance of authority relative to Mr. Bilzerian so as to bind the Company. The Company filed an answer, but no formal discovery has commenced.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is being quoted on the NASD OTC Bulletin Board under the symbol "CMXX". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past three fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

Common Stock

Period (Calendar Year)                            Price Range

      1999                                High Bid                  Low Bid
----------------                          --------                  -------
  First quarter                            $  1.19                   $    .31
  Second quarter                           $  1.03                   $    .45
  Third quarter                            $  4.06                   $    .56
  Fourth quarter                           $  3.50                   $   1.88

      2000
----------------
  First quarter                            $  7.00                   $   2.25
  Second quarter                           $  5.31                   $   3.00
  Third quarter                            $  3.50                   $   1.88
  Fourth quarter                           $  2.38                   $   1.13

      2001
----------------
  First quarter                            $  3.31                   $   1.25
  Second quarter                           $  1.60                   $    .57
  Third quarter                            $   .95                   $    .40
  Fourth quarter                           $   .51                   $    .30

      2002
----------------
  First quarter (as of March 27, 2002)     $   .68                   $    .33

     On March 27, 2002, the closing quotation for the Company's common stock on the NASD OTC Bulletin Board was $.43 per share. Potential investors should be aware that the price of the common stock in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     On March 27, 2002, there were 24,457,690 shares of common stock issued and outstanding, held by approximately 2,700 beneficial shareholders.

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

     Treasury stock of the Company is recorded at cost and is disclosed in the Stockholders' Equity section of the Company's financial statements. Presently there are 431,722 shares held as treasury stock by the Company. The Company has no plan to resell its treasury shares or issue additional shares of stock unless it has a need for additional working capital.

Common Stock Options

     As of March 27, 2002, there were issued and outstanding, option grants for the purchase of 3,619,500 shares of the Company's common stock under the Company's 1998 Stock Option Plan. A total of 3,000,000 shares of common stock have been reserved for issuance under this plan, as approved by a vote of shareholders at the June 2, 2001 annual meeting. Option forfeitures and expiring options may be sufficient to cover the 619,500 options that have been granted in excess of the plan amount. Otherwise, some option grants will be rescinded if additional shares are not approved for issuance under the plan at the June 2002 annual shareholders meeting.

The following table summarizes the quantity and exercise price of the options currently granted to employees:

                           Option Price              Quantity
                           ----------------------------------
                           $1.00                   2,042,500
                           $2.50                     957,000
                           $3.00                     360,000
                           $3.50                     260,000
                                                     -------
                           Total Options           3,619,500

         Approximately 530,500 of these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. These options will begin to expire in December 2002, and continue to expire through December 2006.

         As of March 27, 2002, there were issued and outstanding , option grants for the purchase of 554,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. A total of 600,000 shares of common stock have been reserved for issuance under this plan.

     The following table summarizes the quantity and exercise price of the options currently granted to directors:

                         Option
                         Price                        Quantity
                         -----                        --------
                         $1.00                        200,000
                         $2.50                        258,000
                         $3.50                         96,000
                                                      -------
                         Total Options                554,000

     Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through July 2006.

Senior Notes and Common Stock Warrants

     In November 1997, the Company issued approximately $3.3 Million of 10% Senior Notes due September 30, 2002. For no additional consideration, each purchaser also received one common stock purchase warrant for each $1,000 principal amount of Senior Notes purchased. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $2.50 per share. To date, none of the warrants have been exercised. Interest on the Senior Notes has been paid on April 1 and October 1 of each year since issuance. Approximately $600,000 of the Senior Notes were retired in exchange for common stock of the Company, leaving an outstanding principal balance of $2,681,000.

     In an effort to preserve its working capital, on October 8, 2001, the Company presented an offer to its existing 10% Senior Noteholders to exchange their 10% Senior Notes due September 30, 2002 for 10% Senior Notes due September 30, 2004. Any noteholder exchanging their Senior Notes due September 30, 2002 for Senior Notes due September 30, 2004 will also receive at no additional consideration one common stock purchase warrant for each $1,000 principal amount of Senior Notes due 2002 exchanged. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $1.00 per share.

     The offer to exchange the Senior Notes has been extended until April 30, 2002. As of March 27, 2002, $457,000 of these Senior Notes had been exchanged for Senior Notes maturing September 30, 2004, leaving a principal balance of $2,224,000 due September 30, 2002. Of the $457,000 of Senior Notes that were exchanged, approximately $18,000 of the face value was attributable to the value of the Warrants issued. Therefore the face value of these Senior Notes on the Company's balance sheet is $439,000. This $18,000 is being amortized as additional interest expense over the life of the Senior Notes, which results in approximately an additional $600 of interest expense monthly.

     There are presently 3,306 warrants outstanding that were issued with the Senior Notes due September 30, 2002, held by approximately 50 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with the warrants expiring October 1, 2002. The underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in this section.

     The 457 warrants that were issued in connection with the Senior Notes due September 30, 2004, represent 114,250 potential shares , or 250 shares for each warrant. The exercise price for these warrants is $1.00 per share, with the warrants expiring October 1, 2004. These warrants will be exercisable anytime after November 1, 2001 and on or before September 30, 2004 as a whole, in part, or in increments. The Company will use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the warrants.

Subsequent Events

     Significant events which occurred subsequent to the close of the Company's fiscal year ended December 31, 2001:

     Subsequent to year end, on March 18, 2002, the Company moved operations of its semiconductor division, previously located in Los Gatos, California, to its headquarters in Salt Lake City, Utah. This move was made in order to reduce operating costs and streamline business operations.


ITEM 6.  SELECTED FINANCIAL DATA
================================

     The following selected financial data is derived from the Company's audited financial statements, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K and the financial statements and notes thereto included in Item 8 of this Form 10-K.


Statements of Operations Data
                                                             Years ended December 31,
                                                       (in thousands, except per share data)
                                    ---------------------------------------------------------------------
                                          2001         2000         1999          1998          1997
                                          ----         ----         ----          ----          ----

Revenues                             $   4,075     $  5,900    $   3,853     $   4,161     $   2,195

Operating Expenses:
Cost of revenues                           718          647          103           454         1,057
Selling, marketing and
customer support                         2,002        1,128          734           713         1,066
Research and development                 1,899        1,595        1,508         1,479         2,008
General and administrative               1,932        1,995        1,281         1,854         2,288
Impairment loss                          3,112            -           -          3,526             -
Compensation - stock options                 -            -           12            20           234
                                     ---------     --------    ---------     ---------     ---------
Total operating expenses                 9,663        5,365        3,638         8,046         6,653
                                     ---------     --------    ---------     ---------     ---------
Income (loss) from operations           (5,588)         535          215        (3,885)       (4,458)
                                     ---------     --------    ---------     ----------    ----------
Net Income (loss)                    $  (5,620)    $    513    $     102     $  (4,070)    $  (4,490)
                                     =========     ========     ========     ==========    ==========
Income (Loss) per
  common share                       $    (.23)    $    .02    $     .01     $    (.17)    $    (.20)
                                     =========     ========    =========     ==========    ==========
Dividends per common share                   -            -            -             -             -
                                     =========     ========    =========     ==========    ==========

Balance Sheet Data
Current assets                       $   4,479     $  6,040   $    2,590     $   2,839     $   2,802
Current liabilities                      3,171          779          883           398           623
Working capital                          1,308        5,261        1,707         2,441         2,179
Total assets                             6,854       13,126        9,374         3,762         8,019
Total long-term debt                       439        2,704        2,681         2,691         3,546
Stockholders' equity                     3,020        9,643        5,810           673         3,850

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
=====================

     Following is a discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for 2001. The information includes discussions of revenues, expenses, capital resources and other significant items. Generally the information is presented in a three year comparison format using 2001, 2000 and 1999 data.

Statements of Operations Summary

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.

                                                    Year Ended December 31,
                                                --------------------------------
                                                2001          2000         1999
                                                ----          ----         ----
Net revenues                                    100%          100%         100%
                                                ----          ----         ----

Operating expenses:
     Cost of revenues                            18%            11%           3%
     Selling, marketing and customer support     49             19           19
     Research and development                    47             27           39
     General and administrative                  47             34           33
     Compensation - stock options                 0              0            0
     Impairment Loss                             76              0            0
                                                 --             --           --
           Total operating expenses             237             91           94
                                                ---             --           --
Income (loss) from operations                  (137)             9            6
     Interest income, net of expense             (1)            (1)          (5)
     Other income (expenses)                      1              1            2
                                                 --             --           --
           Net Income (loss)                   (138)%            9%           3%
                                                ===             ==           ==

Net Revenues

     Net revenues for the three fiscal years ended December 31, 2001, 2000, and 1999 were $4,075,000, $5,900,000, and $3,853,000, respectively. Net revenues for
2001 decreased $1,825,000, or 31%, from the same period in 2000. This decrease was primarily due to a significant reduction in the volume of software sales, rather than a reduction in the selling price of the software . The Company's customers in the robot, SMT and semiconductor markets continue to be negatively impacted by the current economic slowdown. Orders for new equipment in these markets, which would include the Company's software products, remain significantly below prior periods. Competitive pressures may also be contributing to this decrease in revenues. The Company continues to aggressively market its products, but does not anticipate a significant increase in sales over the present levels, until the electronics and semiconductor markets recover. Moreover the Company cannot predict when such a recovery will occur.

     Net revenues for 2001 included approximately $2.93 million of software revenue, which is significantly below software revenue for 2000, $633,000 of application engineering revenue, and $507,000 of support revenue. Net revenues for 2000 included approximately $4.87 million of software revenue, $571,000 of application engineering revenue, and the remainder from support agreements and training. Net revenues for 1999 included approximately $3.1 million of software revenue, $265,000 of application engineering revenue and the remainder from support agreements and training.

     The following table summarizes net revenues by categories, as a percent of total net revenues:

                                                Year Ended December 31,
                                        ----------------------------------------
                                        2001              2000             1999
                                        ----              ----             ----
         Software revenues                72               83                81
         Application revenues             16               10                 7
         Support/training revenue         12                7                12


Cost of Revenues

     The Company's cost of revenues as a percentage of net revenues for the years ended December 31, 2001, 2000, and 1999 were approximately 18%, 11%, and 3%, respectively. The cost of revenues increased $71,000, or 11%, to $718,000 in 2001, from $647,000 in 2000. This increase is attributable to the sale of outside engineering services. While its focus is on the sale of software products, the Company provides application and integration services to its customers that want to purchase a complete turnkey system.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses increased $874,000, or 77%, to $2,002,000 in 2001, from $1,128,000 in 2000. This substantial increase was attributable to the costs the Company incurred to add additional personnel in each of the selling, marketing and customer support areas. As acceptance of the Company's products grows, additional technical resources were added to support new customers.

     A new office was established in Europe in October 2001, which is located in Archamps, France. This office includes two personnel, one sales person who is responsible for direct sales and account management in Europe and one engineer who is responsible for providing technical support to customers in Europe.

     A new office was established in Los Gatos California in June 2000, which remained open during 2001. This office included four personnel, including direct sales, marketing and customer support. This office was subsequently closed in March 2002, with operations consolidated into the Company's Salt Lake City headquarters, in order to reduce expenses.

     Selling, marketing and customer support expenses for 2001, 2000 and 1999 reflect the payroll and related travel expenses of full-time sales, marketing and customer support personnel, the development of product brochures and other marketing material, and the costs related to the Company's representation at trade shows.

Research and Development

     Research and development expenses increased by $304,000, or 19%, to $1,899,000 in 2001, from $1,595,000 in 2000. These expenses increased due to the addition of technical personnel that were needed to continue work on the development of new products and maintenance of existing products. The Company's efforts to develop its motion control and communications products for Microsoft WindowsNT/2000 represented the majority of the research and development expenditures during 2001.

     Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization were reflected in general and administrative expenses, discussed below.

General and Administrative

     General and administrative expenses decreased $63,000, or 3%, to $1,932,000 in 2001, from $1,995,000 in 2000. The majority of this decrease is due to the reduction in amortization expense of capitalized software costs. Software development expenses that had been capitalized in 1995, and were being amortized over a five year period, are now fully amortized. Acquired software technologies, with a book value of approximately $2,500,000, which were being amortized over a period of 12 years, were written-off at year end. This will reduce future amortization expense by approximately $260,000 annually.

     General and administrative costs include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for 2001 decreased $35,000 or 4%, to $760,000, from $795,000 in 2000. In 2001 depreciation and amortization expenses represented 39% of all general and administrative expenses, compared to 40% in 2000.

Impairment Loss

     The Company incurred an impairment loss of $3,112,000 in the fourth quarter of 2001. This loss, which consisted of the write-off of technology, the write-off of an investment in the Company's Japanese affiliate, and a reserve for divisional closing costs, is explained below.

     In the fourth quarter of 2001, due to software licensing ownership issues, low forecasted sales, and the high cost of integrating the AART product into the Company's CODE products, management determined that it could no longer justify devoting any additional working capital or resources to the Company's AART products. Without a plan or the ability to recover its investment in this asset, its valuation was in question. Therefore the Company wrote-off its remaining intangible asset related to the AART technology acquisition of approximately $2,490,000. This asset, which had been acquired in December 1999, for 1,200,000 shares of common stock, minus 400,000 shares that were subsequently returned, and approximately $326,000 in cash, was being amortized over a period of 12 years. The Company will continue to support its present customers, but has no other plans to market and sell this product.

     Due to poor economic conditions worldwide and especially in Japan, the Company wrote-off its investment in its Japanese affiliate, Aries, Inc. Aries is the Company's primary distributor of its products in the Japanese market. The Company invested approximately $522,000 in fiscal 2000 by purchasing 600 shares of Aries common stock through the exchange of accounts receivable from Aries. The Company plans to continue to work with and sell to Aries in fiscal 2002, and continues to hold its shares. Should the Company recover any of this investment in the future, an adjustment will be made to reflect that recovery.

     In the fourth quarter 2001, the Company took a one time charge against income of approximately $90,000 for anticipated costs related to the closing of its sales office located in Los Gatos, California. In order to reduce expenses, management is closing this office, which is primarily responsible for the selling and marketing of the Company's CIM300 software products. These operations will be moved and consolidated into its Utah operations, the Company's headquarters.

Other Income (Expenses)

     Interest income decreased by $11,000, or 5%, to $211,000 for 2001, from $222,000 for 2000. This resulted from the decrease in the Company's cash reserves as cash was used to fund operations. All cash reserves are invested in conservative money market and bond mutual fund accounts.

     Interest expense remained the same at $268,000 for 2001, compared to $268,000 for 2000. Interest expense is attributable to the Company's 10% Senior Notes. The principle balance outstanding on the Senior Notes at December 31, 2001 was $2,681,000, the same as at December 31, 2000. Interest expense on the Senior Notes is accrued monthly and paid semi-annually on April 1and October 1.

Compensation - Stock Options

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. This information is disclosed in Note 14, Stock Options and Warrants, of the audited financial statements, following in this document. The Company will continue to apply prior accounting rules and make pro forma disclosures for stock option grants to employees.

     During 2001, no options were granted for non-employee services and, accordingly, the Company was not required to record any compensation cost related to such options.

Liquidity and Capital Resources

     The Company's future liquidity is uncertain due to the following factors:

     First, approximately $2,224,000 of the Company's 10% Senior Notes are maturing on September 30, 2002, which could potentially consume most of the Company's working capital.

     Second, a contingent liability exists which amount is not estimable at the present time, but will be known in December of this year. As part of the settlement of the Manley litigation, which litigation is discussed earlier in
Part I, Item 3, Legal Proceedings, of this Form 10-K, the Company may be required to purchase up to 80,000 shares of Cimetrix common stock from the Manleys at $2.80 per share, or a maximum total repurchase cost of $224,000, beginning on December 1, 2002. The Manley's also have the right to redeem these shares at an earlier date if the Company's average daily cash balance, computed on a monthly basis, is at or below $1,250,000, or if Paul A. Bilzerian , who formerly served as president and a director of the Company, becomes an officer, director, employee or agent of the Company Prior to December 31, 2002. The $224,000 potential repurchase cost is reflected on the Company's balance sheet after the liabilities section but before the stockholders' equity section.

     Third, a potential liability exists related to an indemnity agreement entered into by the Company in the settlement with the Manleys. Cimetrix is obligated to indemnify and hold the Manleys harmless from and against the Bilzerian Claims in the original legal actions. The indemnity also includes payment, when incurred, of the Manleys' attorneys' fees and costs in connection with their defense of the Bilzerian Claims asserted in the lawsuit or in any other forum by Bilzerian or any of his successors and/or assigns. To date no costs related to the above indemnity have been incurred nor is the Company aware of any action that may result in any such costs.

     Fourth, a potential liability exists related to an indemnity agreement entered into by the Company in the settlement with Plug n' Work, et. al., which action is also discussed in Part I, Item 3, Legal Proceedings, earlier in this Form 10-K. The Company indemnified Plug n' Work, et. al. from and against any claim that has or may be asserted by Bilzerian or any Bilzerian related entity. To date no costs related to the above indemnity have been incurred nor is the Company aware of any action that may result in any such costs.

     While management believes that it does have sufficient working capital to maintain its current level of operations for the next 12 months, it does not believe that its existing working capital is sufficient to maintain operations and retire the Senior Notes in the next 12 months. Management also believes that curtailing its current level of operations would be detrimental to the future viability of the Company and is therefore seeking additional working capital through external financing of debt securities in order to retire its current debt. There is no assurance that the Company will be successful in its efforts to raise additional working capital and be able to redeem its outstanding Senior Notes.

     Since inception, the Company has generated an operating deficit, makings its liquidity dependent on obtaining external financing through debt or equity securities. The current operating deficit makes obtaining working capital through traditional bank loans or credit lines unlikely.

     At December 31, 2001, the Company had cash and other current assets of $4,479,000 with current liabilities of $3,171,000, resulting in working capital of $1,308,000, compared with $5,261,000 at December 31, 2000. A major part of this decrease is due to the classification of $2.2 million of the Senior Notes, which are due September 30, 2002, as current liabilities. The remainder of the decrease was due to the use of working capital to fund operations.

     Cash used by operating activities increased by $1,199,000, or 526%, to $971,000 in 2001, from cash provided by operating activities of $228,000 in 2000. This negative cash flow resulted from the net losses for the period. Expenses increased as the Company aggressively marketed and updated its products, while sales volumes slowed.

     Cash used by investing activities increased by $672,000, or 63%, to $1,737,000 in 2001, from $1,065,000 in 2000. The majority of this increase was due to the purchase of marketable securities, which are held in current assets.

     Cash used in financing activities for 2001 was $74,000, compared to cash provided by financing activities of $3,320,000 in 2000. The cash provided by financing activities in 2000 was from the issuance of common stock.

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

Contacting Cimetrix

     In an effort to make information available to shareholders and customers, the Company has established its World Wide Web site www.cimetrix.com. All shareholders or other interested parties are encouraged to access the Company's web site before contacting the Company directly. We are committed to keep the information on this site up to date. The Company's web site contains the Company's public filings with the SEC, press releases, detailed product information, customer information, and employment opportunities.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

     The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including cash equivalents, accounts receivable, lines of credit, is not material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
====================================================

     The Financial Statements of the Company called for by this item are contained in a separate section of this report. See "Index to Financial Statements" on Page 34.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
=========================

         None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
===========================================================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.


ITEM 11. EXECUTIVE COMPENSATION
===============================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
=======================================================================
     Incorporated by reference from the information in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
=======================================================
     Incorporated by reference from the information in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
========================================================================

         (a)  Financial Statements and Schedules

              The independent auditors' report with respect to the above-listed financial statements appears on page 35 of this report.

              The financial statements of Cimetrix as set forth under Item 8 are filed as part of this report and appear on page 37 of this report.

              Financial  statement  schedules  have  been omitted since they are
              either   not  required,  not applicable, or  the  information   is
              otherwise included in the financial statements and notes thereto.

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarter ended December 31, 2001.

         (c)  Exhibit Listing

              Exhibit No.     Description

                 3.1          Articles of Incorporation (1)
                 3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (6)
                 3.3          Bylaws (1)
                10.1 Proxy Agreement between Keith Seolas and his family, and Paul Bilzerian, transferring voting rights to Mr. Bilzerian (4)
                10.2 Consulting and option agreement between Cimetrix and Paul A. Bilzerian to resolve management difficulties (4)
                10.3 Indemnity agreement between Cimetrix and former officers and directors of Cimetrix for return of shares and release from related payables/receivables (5)
                10.4 Technology Sale and Purchase Agreement between Cimetrix and Brigham Young University (6)
                10.5          Stock Option Plan of Cimetrix Incorporated (2)
                10.6 Supplementary Consulting Agreement between Cimetrix and Bicoastal Holding Company for services of Paul Bilzerian (3)
                10.7          Security Agreement with Michael and Barbara
                              Feaster (7)


(1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994.
(5) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.
(6) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(7) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                   SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

                                   REGISTRANT

                              CIMETRIX INCORPORATED


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


Signature                        Title                                 Date


/S/Robert H. Reback       President and Chief Executive Officer   March 29, 2002
--------------------     (Principal Executive Officer)
Robert H. Reback

/S/Riley G. Astill        Vice President of Finance, Treasurer    March 29, 2002
-------------------       and Chief Financial Officer
Riley G. Astill          (Principal Financial and
                          Accounting Officer)

/S/Randall A. Mackey      Chairman of the Board and Director      March 29, 2002
---------------------
Randall A. Mackey

/S/DR.Lowell K.Anderson   Director                                March 29, 2002
-----------------------
Lowell K. Anderson

/S/Richard Gommermann     Director                                March 29, 2002
----------------------
Richard Gommermann

/S/Joe K. Johnson         Director                                March 29, 2002
------------------
Joe K. Johnson

                       Consolidated Financial Statements
                           December 31, 2001 and 2000

                      CIMETRIX INCORPORATED AND SUBSIDIARY
                   Index to Consolidated Financial Statements
                   ------------------------------------------



Independent auditors' report                                                F-2


Consolidated balance sheet                                                  F-4


Consolidated statement of operations                                        F-5


Consolidated statement of stockholders' equity                              F-6


Consolidated statement of cash flows                                        F-8


Notes to consolidated financial statements                                  F-9

















--------------------------------------------------------------------------------
                                                                             F-1

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of Cimetrix Incorporated and Subsidiary


We have audited the consolidated balance sheet of Cimetrix Incorporated and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.










--------------------------------------------------------------------------------
                                                                             F-2

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has significant liabilities in the form of senior notes payable that will come due in September 2002. During the year ended December 31, 2001, the Company's operating activities used funds of approximately $971, thus indicating the need for substantial liquid assets on hand to fund such operating activities. Payment of the senior notes would substantially decrease the amount of working capital available thus reducing the Company's ability to fund operations on an ongoing basis. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


















/S/ TANNER + CO.


Salt Lake City, Utah
February 9, 2001
--------------------------------------------------------------------------------
                                                                             F-3

                                            CIMETRIX INCORPORATED AND SUBSIDIARY
                                                      Consolidated Balance Sheet
                                            (In thousands, except share amounts)

                                                                    December 31,
--------------------------------------------------------------------------------

              Assets                                      2001             2000
              ------
                                                --------------------------------
                                                --------------------------------
Current assets:
     Cash and cash equivalents                  $         743    $        3,525
     Marketable securities                              1,785                 -
     Receivables, net                                   1,712             2,365
     Inventories                                          156               121
     Prepaid expenses and other current assets             83                29
                                                --------------------------------
                                                --------------------------------

                  Total current assets                  4,479             6,040

Property and equipment, net                               230               359
Note receivable - related party                             -               416
Technology, net                                         2,120             5,675
Other assets                                               25               636
                                                --------------------------------
                                                --------------------------------

                                                $       6,854    $       13,126
                                                --------------------------------
                                                --------------------------------

--------------------------------------------------------------------------------
              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                           $         262    $          200
     Accrued expenses                                     504               532
     Deferred support revenue                             181                43
     Current portion of notes payable                       -                 4
     Current portion of senior notes payable            2,224                 -
                                                --------------------------------
                                                --------------------------------

                  Total current liabilities             3,171               779

Notes payable                                               -                23
Senior notes payable                                      439             2,681
                                                --------------------------------
                                                --------------------------------

                  Total liabilities                     3,610             3,483
                                                --------------------------------
                                                --------------------------------

Commitments and contingencies                               -                 -

Redeemable common stock                                   224                 -

Stockholders' equity:
     Common stock, $.0001 par value, 100,000,000 shares
       authorized; 24,457,690 and 24,456,690 shares
       issued and outstanding, respectively                 2                 2
     Additional paid-in capital                        27,926            28,130
     Treasury stock 431,722 shares, at cost              (800)               (1)
     Accumulated deficit                              (24,108)          (18,488)
                                                --------------------------------
                                                --------------------------------

              Total stockholders' equity                3,020             9,643
                                                --------------------------------
                                                --------------------------------

                                                $       6,854    $       13,126
                                                --------------------------------






--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-4


                                                                       CIMETRIX INCORPORATED AND SUBSIDIARY
                                                                       Consolidated Statement of Operations
                                                                        (In thousands, except share amounts)

                                                                                    Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                   2001             2000              1999
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------
Net sales                                             $           3,692    $       5,576    $        3,182
Net related party sales                                             383              324               671
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

                                                                  4,075            5,900             3,853
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

Operating expenses:
     Cost of sales                                                  718              647               103
     General and administrative                                   1,932            1,995             1,281
     Selling, marketing and customer support                      2,002            1,128               734
     Research and development                                     1,899            1,595             1,508
     Compensation expense - stock options                             -                -                12
     Impairment loss                                              3,112                -                 -
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

                                                                  9,663            5,365             3,638
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

Income (loss) from operations                                    (5,588)             535               215
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------
Other income (expense):
     Interest income                                                211              222                65
     Interest expense                                              (268)            (268)             (270)
     Other income                                                    25               29                92
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

                                                                    (32)             (17)             (113)
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

Income (loss) before income taxes                                (5,620)             518               102
Provision for income taxes                                            -               (5)                -
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

Net income (loss)                                     $          (5,620)   $         513    $          102
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------

Income (loss) per common share -
  basic and diluted (see note 15)                     $            (.23)   $         .02    $          .01
                                                      -----------------------------------------------------
                                                      -----------------------------------------------------






-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-5

                                                   CIMETRIX INCORPORATED AND SUBSIDIARY
                                         Consolidated Statement of Stockholders' Equity
                                                   (In thousands, except share amounts)
                                           Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------




                          Treasury Stock        Common Stock        Additional     Stock
                        -------------------------------------------  Paid-In    Subscription   Accumulated
                         Shares    Amount     Shares     Amount      Capital     Receivable      Deficit      Total
                        -------------------------------------------------------------------------------------------
    Balance at             12,722 $     (1)   24,743,928 $       2  $  19,787 $       (12)  $    (19,103) $     673
      January 1, 1999

    Treasury stock
      issued as
      compensation        (6,000)         -            -         -          4            -              -         4

    Retirement of
      common stock              -         -  (3,528,238)         -      (351)            -              -     (351)

    Collection of stock
      subscription
      receivable                -         -            -         -          -           12              -        12

    Common stock
      issued for
      technology                -         -    1,910,000         -      5,358            -              -     5,358

    Stock option
      compensation              -         -            -         -         12            -              -        12

    Net income                  -         -            -         -          -            -            102       102
                         -------------------------------------------------------------------------------------------


    Balance at
      December 31, 1999     6,722       (1)   23,125,690         2     24,810            -       (19,001)     5,810

    Common stock
      issued for cash           -         -    1,300,000         -      3,244            -              -     3,244

    Common stock
      options exercised         -         -       31,000         -         76            -              -        76

    Net income                  -         -            -         -          -            -            513       513
                         -------------------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------------------







    ----------------------------------------------------------------------------------------------------------------
    See accompanying notes to consolidated financial statements.                                                F-6

                                                   CIMETRIX INCORPORATED AND SUBSIDIARY
                                         Consolidated Statement of Stockholders' Equity
                                                   (In thousands, except share amounts)
                                           Years Ended December 31, 2001, 2000 and 1999
                                                                              Continued

-------------------------------------------------------------------------------------------------------------------




                                                                  Additional
                          Treasury Stock        Common Stock      Additional      Stock
                       ------------------------------------------- Paid-In     Subscription    Accumulated
                        Shares    Amount      Shares     Amount    Capital      Receivable      Deficit      Total
                       --------------------------------------------------------------------------------------------

    Balance at
      January 1, 2001       6,722       (1)  24,456,690          2     28,130            -       (18,488)     9,643

    Common stock
      issued for
      services                  -         -       1,000          -          2            -              -         2

    Common stock
      returned to
      treasury from
      lawsuit
    settlement            400,000     (752)           -          -          -            -              -     (752)

    Reclassification
    of
      common stock
      to redeemable
      common stock
      due to settlement
      of lawsuit (see
      Note 7)                   -         -           -          -      (224)            -              -     (224)

    Issuance of
      common stock
      warrants
      attached to
      senior notes              -         -           -          -         18            -              -        18

    Purchase of
       treasury shares     25,000      (47)           -          -          -            -              -      (47)

    Net income                  -         -           -          -          -            -        (5,620)   (5,620)
                        --------------------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------------------

    Balance at
      December 31,
      2001                431,722 $   (800)  24,457,690 $        2     27,926 $          -  $    (24,108) $   3,020
                        --------------------------------------------------------------------------------------------
                        --------------------------------------------------------------------------------------------


    ----------------------------------------------------------------------------------------------------------------
    See accompanying notes to consolidated financial statements.                                                F-7


                                            CIMETRIX INCORPORATED AND SUBSIDIARY
                                            Consolidated Statement of Cash Flows
                                                                  (In thousands)
                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                  2001         2000        1999
                                           -------------------------------------
                                           -------------------------------------
Cash flows from operating activities:
  Net income (loss)                         $   (5,620)  $      513         102
  Adjustments to reconcile net income(loss)
   to net cash provided by (used in)
   operating activities:
     Amortization and depreciation                 760          795         306
     Provision for losses on receivables           (46)          97        (145)
     Loss (gain) on disposition of assets            5            8           -
     Stock compensation expense                      -            -          16
     Impairment loss on technology               2,490            -           -
     Impairment of equity investment               522            -           -
     Issuance of common stock for services           2            -           -
     (Increase) decrease in:
      Receivables                                  699       (1,022)       (120)
      Inventories                                  (35)         (19)       (102)
      Prepaid expenses and other current assets    (54)         (23)         13
      Other assets                                  58          (13)         31
     Increase (decrease) in:
      Accounts payable                             138           30          11
      Accrued expenses                             (28)        (111)        (12)
      Deferred support revenue                     138          (27)        (14)
                                           -------------------------------------
                                           -------------------------------------

         Net cash (used in) provided by
         operating activities                     (971)         228          86
                                           -------------------------------------
                                           -------------------------------------

Cash flows from investing activities:
  Purchase of marketable securities             (1,785)           -           -
  Purchase of property and equipment              (162)        (117)        (13)
  Payment (issuance) of note receivable -
   related party                                   416         (416)          -
  Increase in other assets                           -         (478)          -
  Purchase of technology                          (217)         (56)       (327)
  Proceeds from disposal of property                11            2           -
                                           -------------------------------------
                                           -------------------------------------

         Net cash used in
         investing activities                   (1,737)      (1,065)       (340)
                                           -------------------------------------
                                           -------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock             -        3,320           -
  Payments on long-term debt                       (27)           -         (10)
  Collection of stock subscription receivable        -            -          12
  Retirement of common stock                         -            -        (351)
  Purchase of treasury stock                       (47)           -           -
                                           -------------------------------------
                                           -------------------------------------
         Net cash provided by (used in)
         financing activities                      (74)       3,320        (349)
                                           -------------------------------------
                                           -------------------------------------

Net increase (decrease) in cash and
 cash equivalents                               (2,782)       2,483        (603)

Cash and cash equivalents at beginning of year   3,525        1,042       1,645
                                           -------------------------------------
                                           -------------------------------------

Cash and cash equivalents at end of year   $       743  $     3,525  $    1,042
                                           -------------------------------------





--------------------------------------------------------------------------------
                                                                             F-8

                                            CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                               December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies

          Organization

               Cimetrix Incorporated and subsidiary (Cimetrix or the Company) is primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, electronic equipment, communication products that allow communication between equipment on the factory floor and host systems, and semiconductor connectivity products that connect new semiconductor tools to each other and host systems.

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

               The Company maintains its cash in bank deposit accounts and brokerage investment accounts. At times, the bank deposits may exceed federally insured limits and the brokerage investment accounts are not insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits.

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

          Principles of Consolidation

               The consolidated financial statements include those of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.






--------------------------------------------------------------------------------
                                                                             F-9

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued

--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies (Continued)

          Cash Equivalents

               For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

          Marketable Securities

               The Company  classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as accumulated other comprehensive income which is a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

               For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.

               At December 31, 2001 the Company had an investment in a mutual fund that was classified as a marketable security "Available for Sale". The fair market value of the Company's investment at December 31, 2001 was $1,785, which also was the cost basis of the investment. Because the fair market value and cost of the investment were the same, no unrealized holding gain or loss has been recorded as a separate component of stockholders' equity.

          Inventories

               Inventories consist of finished goods and are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.











--------------------------------------------------------------------------------
                                                                            F-10

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------


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






--------------------------------------------------------------------------------
                                                                            F-11

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies (Continued)

          Patents and Copyrights

               The Company has obtained two patents related to certain technology. In addition, the Company has registered much of its software system products with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products. For the most part, other than the two patents and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patents.


          Revenue Recognition

               The software component of the Company's products is an integral part of its functionality. As such, the Company applies the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

               The Company's products are fully functional at the time of shipment. The software components of the Company's products do not require significant production, modification or customization. As such, revenue from product sales is recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is deemed probable.

          Income Taxes

               Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation, asset impairment, and accrued liabilities.

          (Loss) Earnings Per Share

               The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year.







--------------------------------------------------------------------------------
                                                                            F-12

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies (Continued)

               The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 5,114,250 and 2,635,500 shares of common stock at prices ranging from $1.00 to $3.50 per share were outstanding at December 31, 2001 and 2000, respectively. At December 31, 2001 common stock equivalents were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive. At December 31, 2000, 461,000 common stock equivalents were included in the diluted earning per share calculation.


2.        Going Concern

               The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has significant liabilities in the form of senior notes payable that will come due in September 2002. Payment of the senior notes would substantially decrease the amount of working capital available to fund ongoing operation. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy these liabilities and sustain operations. These factors may indicate the Company's inability to continue as a going concern for a reasonable period of time.

               The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing. There is no assurance the Company will be successful in its efforts.








--------------------------------------------------------------------------------
                                                                            F-13

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------




3.   Receivables

                                                    December 31,
                                         -----------------------------------
                                               2001              2000
                                         -----------------------------------
 Receivables:
      Trade receivables                  $           1,828  $          2,516
      Employee receivables                               -                11
                                         ------------------------------------

                                                     1,828             2,527
      Less allowance for doubtful
        accounts                                     (116)             (162)
                                         ------------------------------------

                                         $           1,712  $          2,365
                                         ====================================



4.   Property and Equipment

     Property and Equipment consists of the following:

                                                      December 31,
                                         -----------------------------------
                                               2001            2000
                                         -----------------------------------

Software development costs               $             464   $          464
Equipment                                              482              439
Office equipment and software                          368              324
Furniture and fixtures                                 181              225
Leasehold improvements                                  83               83
Vehicle                                                  -               27
                                         -----------------------------------

                                                     1,578            1,562
Accumulated depreciation and
  amortization                                      (1,348)          (1,203)
                                         -----------------------------------

                                         $             230   $          359
                                         ===================================









--------------------------------------------------------------------------------
                                                                            F-14

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------



5.   Technology

          SDI SECS/GEM

               Technology During the year ended December 31, 1999, the Company purchased technology that is referred to as the sdiStationTM. This technology is used in the semiconductor and electronics industries. The Company purchased all rights, titles, interest, and benefit in and to the technology for 710,000 shares of restricted common stock of the Company as well as a payable for $500. The shares were valued at $1,908.

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

               Due to certain disputes regarding the technology acquired, the Company entered into litigation regarding the purchase price of such technology. In February 2001, the Company settled all litigation related to the acquisition of the technology through the return of 400,000 of the original 1,200,000 shares issued in the acquisition. This settlement resulted in a net reduction of approximately $752 to technology and a corresponding increase to treasury stock.

               During the fourth quarter 2001, the Company discontinued use of the AARTTM technology due to poor sales, integration and legal concerns. The Company has removed the technology from its software applications and has recorded an impairment loss for $2,490, the carrying value at the date of the impairment.

               Amortization expense of technology costs for 2001, 2000 and 1999 was approximately $530, $530 and $36, respectively. Accumulated amortization was $460, $566 and $36 as of December 31, 2001, 2000 and 1999, respectively.







--------------------------------------------------------------------------------
                                                                            F-15

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

6.   Lease Obligations

               The Company leases certain office space and one vehicle under noncancelable operating lease agreements. Lease payments required under operating leases are as follows

                            Year Ending December 31:           Amount
                            -----------------------         -----------
                                   2002                     $      105
                                   2003                             34
                                                            -----------
                                                            $      139
                                                            ===========

               Rental expense for the years ended December 31, 2001, 2000 and 1999 on operating leases was $301, $291 and $244, respectively.

               The Company subleases certain office space under a noncancelable operating lease arrangement. Future minimum rentals to be received under the sublease are as follows:

                            Year Ending December 31:
                            -----------------------
                                   2002                     $        7
                                                            -----------
                                                                     7
                                                            ===========

               Rental income for the years ended December 31, 2001, 2000, and 1999 on subleases was $25, $27 and $16 respectively.


7.   Senior Notes Payable

               The Company has 10% unsecured Senior Notes (Senior Notes) with interest payable semiannually on April 1 and October 1 of each year and the principal maturing on September 30, 2002.








--------------------------------------------------------------------------------
                                                                            F-16

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------


7.   Senior Notes Payble (Continued)

               Each purchaser of a Senior Note also received, for no additional consideration, one common stock purchase warrant (a Warrant) for each $1 principal amount of Senior Notes purchased. Each Warrant entitles the holder to purchase 250 shares of the Company's common stock for $2.50 per share. The Warrants are exercisable any time before September 30, 2002, as a whole, in part, or increments, but only if the shares of common stock issuable upon exercise of the Warrants are registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the Warrant holders reside. During the year ended December 31, 1998, the Company registered the common stock issuable upon exercise of the warrants. The exercise price of the Warrants is payable at the holder's option, either in cash or by the surrender of Senior Notes at their face amount plus accrued interest. The Warrants are transferable separately from the Senior Notes.

               During the fourth quarter 2001, the Company initiated an offer to all holders of 10% Senior Notes that would extend the maturity date from the current date of September 30, 2002 to September 30, 2004. If accepted, each Senior Note holder would receive, for no additional consideration, one common stock purchase warrant (a Warrant) for each $1 in principal amount of Notes extended. Each Warrant would entitle the holder to purchase 250 shares of the Company's stock for $1.00 per share. At December 31, 2001, holders of $457 of Senior notes had elected to extend the maturity date of their Senior notes and were issued new senior notes and the attached warrants on December 31, 2001.

               Under the terms of the extensio ssued 457 warrants to purchase 114,250 shares of the Company for $1.00 per share. The fair value of the warrants was e date of grant using the Black-Scholes pricing model wit ssumptions:

               Expected dividend yield               $         -
               Expected stock price volatility               102%
               Risk-free interest rate                       4.0%
               Expected life of warrants               3.75 years







--------------------------------------------------------------------------------
                                                                            F-17

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------


7.   Senior Notes Payble (Continued)

               Using these assumptions, the value of the warrants was estimated to be $18, and was recorded as a reduction in the principal value of the senior notes and an addition to additional paid-in capital. This discount will be accreted over the life of the senior notes.


               Under certain circumstances related to a change in ownership control, the Company may be required to repurchase the Senior Notes prior to the maturity date.

          Future maturities of Senior notes are as follows:

                    2002                         $       2,224
                    2003                                     -
                    2004                                   457
                                                 -------------
                                                 $       2,681

          Less amount representing
           interest to be accreted                         (18)
                                                 -------------
                                                         2,663

          Less current portion of senior notes          (2,224)
                                                 -------------

          Long-term portion of senior notnotes   $         439
                                                 =============










--------------------------------------------------------------------------------
                                                                            F-18

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

8.   Income Taxes

               The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
                                              2001        2000        1999
                                        -----------------------------------
Income tax benefit (provision)
  at statutory rate                     $     2,113  $      (191) $    (34)
Life insurance and meals                         (9)          (8)       (6)
Change in valuation allowance                (2,104)         194        40
                                        -----------------------------------
                                        $         -  $        (5) $      -
                                        ===================================



               Deferred tax assets (liabilities) are comprised of the following:


                                                    December 31,
                                         -----------------------------------
                                               2001              2000
                                         -----------------------------------

Net operating loss carryforwards         $           6,281  $         5,291
Asset impairment                                     2,336            1,249
Depreciation and amortization                          (14)             (17)
Allowance for doubtful accounts                         43               60
Accrued vacation and bonus                              27               43
Deferred income                                         72               16
Inventory reserve                                       18               18
Capital loss carryover                                 100               99
Research & development credit                          199              199
                                         -----------------------------------

                                                     9,062            6,958
Less valuation allowance                            (9,062)          (6,958)
                                         -----------------------------------
                                         $               -  $             -
                                         ===================================











--------------------------------------------------------------------------------
                                                                            F-19

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------


8.   Income Taxes (Continued)

               At December 31, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $16,800 which will begin to expire in 2004. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforward which could be utilized.


9.   Impairment Loss

               During 2001, the Company discontinued its use of a purchased technology. Due to integration and legal concerns, management has determined that the asset is impaired and has recorded a loss of $2,490, the carrying value of the asset at the time of impairment (see note 5).

               The Company  has an  investment  in a corporate  entity (see note
          13). During the year ended, December 31, 2001 the Company determined that the likelihood of recovering the cost of its investment was remote. As a result, the Company recorded a loss of $522 related to this investment.


10.   Supplemental Cash Flow Information

               During the year ended December 31, 2001:

               o The  Company  reduced technology in exchange for treasury stock valued at $752.


               o The Company returned equipment with a cost of $76 and decreased the corresponding payable amount.

               During the year ended December 31, 2000 the Company financed the purchase of a vehicle with debt in the amount of $27.

               During the year ended December 31, 1999 the Company issued common stock in exchange for technology of $5,358 and a payable of $500.







--------------------------------------------------------------------------------
                                                                            F-20

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

10.   Supplemental Cash Flow Information (Continued)


               Actual amounts paid for interest and income taxes are as follows:

                                       Years Ended December 31,
                             -----------------------------------------------
                                   2001           2000           1999
                             -----------------------------------------------

Interest                      $           268 $          271 $          269
                              ----------------------------------------------

Income taxes                  $            17 $            5 $            -
                              ----------------------------------------------




11.   Major Customers

               Sales to major customers which exceeded 10 percent of net sales are approximately as follows:

                                        Years Ended December 31,
                             -----------------------------------------------
                                  2001           2000            1999
                             -----------------------------------------------

Company A                      $          -   $         1041  $           -
Company B                      $          -   $          960  $           -
Company C                      $          -   $          885  $           -
Company D                      $          -   $            -  $       1,317
Company E                      $          -   $            -  $         446


               Export sales to unaffiliated customers were approximately $1,310, $2,048, and $1,908, in 2001, 2000 and 1999, respectively.


               Export sales to countries which exceeded 10 percent of net sales were as follows:

                                        Year Ended December 31,
                              --------------------------------------------
                                       2001           2000           1999
                              --------------------------------------------

Japan                                   19%             13%           26%
Germany                                 10%              5%           34%
Switzerland                              7%             17%            2%











--------------------------------------------------------------------------------
                                                                            F-21

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

12.  Employee Benefit Plans

               The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20% of their gross wages.

               The Company will match 50% of the employees' contribution up to a maximum of 2% of the employees' annual pay. Participants vest in the employers' contribution over a five year period. For the years ended December 31, 2001, 2000 and 1999, the Company contributed approximately $28, $31 and $25, respectively, to the plan.

13.  Related Party Transactions

               The Company has an investment in a corporate entity. The investment is Related accounted for at the lower of cost or market and is included in other assets. During the year ended December 31, 2001 the Company determined that Party the likelihood of recovering the cost of its investment was remote. As a result, the Company recorded a loss of $522 related to this investment. Transactions During the years ended December 31, 2001, 2000 and 1999, the Company recognized sales of approximately $383, $324 and $671 to this entity, respectively. In addition as of December 31, 2001, 2000 and 1999, the Company had net receivables from this entity of approximately $269, $159 and $862, respectively.

               During the year ended December 31, 2000 the Company purchased a vehicle for use by the family of the Company's former president in the amount of $27. The automobile was subsequently disposed of in 2001.

14.  Stock Options and Warrants

               The Company has a stock option plan (Incentive Option Plan), which allows a maximum of 3,000,000 options which may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Incentive Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed five years.







--------------------------------------------------------------------------------
                                                                            F-22

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------


14.  Stock Options and Warrants (Continued)

               The Company has a stock option plan (Directors Option Plan), which allows a maximum of 600,000 shares of common stock to be granted at prices not less than the fair market value at the date of grant. Under the Directors Option Plan, Directors will receive 24,000 shares annually, or amounts as determined by the board of directors, on each anniversary date during the term of this plan.



               Information   regarding   the  stock   options  and  warrants  is
          summarized below:

                                               Number of       Weighted
                                                Options         Average
                                                  and          Exercise
                                                Warrants         Price
                                             -------------------------------

Outstanding at January 1, 1999                    2,570,500            2.50
  Granted                                           463,000            2.57
  Forfeited                                        (869,000)           2.50
                                             -------------------------------

Outstanding at December 31, 1999                  2,164,500            2.52
  Granted                                           726,000            2.89
  Exercised                                         (31,000)           2.45
  Forfeited                                        (224,000)           2.62
                                             -------------------------------

Outstanding at December 31, 2000                  2,635,500            2.71
  Granted                                         2,493,750            1.04
  Exercised                                               -               -
  Forfeited                                         (15,000)           3.33
                                             -------------------------------

Outstanding at December 31, 2001                  5,114,250 $          1.91
                                             -------------------------------







--------------------------------------------------------------------------------
                                                                            F-23

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

14.  Stock Options and Warrants (Continued)


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

                                                 Years Ended
                                                 December 31,
                                  -------------------------------------------
                                       2001          2000          1999
                                  -------------------------------------------

Net (loss) income - as reported   $     (5,620)  $        513  $        102
Net (loss) income - pro forma           (6,269)           206          (342)
(Loss) income per share -
  as reported                             (.23)           .02           .01
(Loss) income  per share
  pro forma                               (.26)           .01          (.02)
                                  -------------------------------------------


               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                 Decemeber 31,
                                  -------------------------------------------
                                       2001          2000          1999
                                  -------------------------------------------

Expected dividend yield           $            -  $          -  $          -
Expected stock price
  volatility                                102%          105%          114%
Risk-free interest rate                     4.0%          6.0%          5.5%
Expected life of options                 5 years       5 years       5 years
                                  -------------------------------------------

               The weighted average fair value of options granted during 2001, 2000, and 1999, was $.32, $2.23, and $.91, respectively.








--------------------------------------------------------------------------------
                                                                            F-24

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

14.  Stock Options and Warrants (Continued)

               The following table summarizes information about stock options and warrants outstanding at December 31, 2001:


                             Outstanding                     Exercisable
                               Weighted
                               Average
                              Remaining      Weighted               Weighted
                             Contractual     Average                Average
   Exercise       Number         Life        Exercise     Number    Exercise
    Price      Outstanding     (Years)        Price     Exercisable   Price
-------------------------------------------------------------------------------

$        1.00    2,356,750         4.78  $      1.00      83,333  $     1.00
$   2.50-3.50    2,757,500         1.82  $      2.69   1,908,400  $     2.61
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

$ 1.00 - 3.50    5,114,250         3.18  $      1.91   1,991,733  $     2.54
-------------------------------------------------------------------------------


15.  Earnings Per Share

               Financial accounting standards requires companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:

                                                  Years Ended
                                                  December 31,
                                   -------------------------------------------
                                        2001          2000          1999
                                   -------------------------------------------
Basic EPS:
Net (loss) income available to
  common stockholders               $     (5,620) $         513 $         102
                                    ------------------------------------------

  Weighted average common
    shares                            24,092,000     24,160,000    22,080,000
                                    ------------------------------------------

  Net income (loss) per share       $       (.23) $         .02 $         .01
                                    ------------------------------------------
Diluted EPS:
Net income (loss) available to
  common stockholders               $     (5,620) $         513 $         102
                                    ------------------------------------------
  Weighted average common
    shares                            24,092,000     24,621,000    22,161,000
                                    ------------------------------------------

  Net income (loss) per share       $       (.23) $         .02 $         .01
                                    ------------------------------------------









--------------------------------------------------------------------------------
                                                                            F-25

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

16.   Fair Value of Financial Instruments

               The Company's financial instruments consist of cash, marketable securities, receivables, payables, and notes payable. The carrying amount of cash, marketable securities, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as to the individual borrowings bear interest at market interest rates.



17.   Commitments and Contingencies

          Employment Agreements

               The Company has entered into employment agreements with certain employees, which require annual aggregate payments of $605 through 2003.

          Product Warranties

               The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2001, 2000, and 1999, no provision for warranty claims has been established since the Company has not incurred substantial sales from which to develop reliable estimates. Also, no refund has been paid to any customer as of December 31, 2001. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

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







--------------------------------------------------------------------------------
                                                                            F-26

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

17.   Manley Litigation (Continued)

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

               On or about February 9, 2001, the Manleys filed a Motion for Partial Summary Judgment, seeking a declaration that they are the sole owners of the Cimetrix shares of stock, that the shares be held free of any restrictions and a judgment for damages based on the difference in the value of the stock on the date the Rule 144 restrictions should have been lifted and the date on which they were actually lifted, $5.50 per share for the 180,722 shares of Cimetrix stock, totaling $994.

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













--------------------------------------------------------------------------------
                                                                            F-27

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

17.   Commitments and Contingencies (Continued)

               In June 2001, an agreement in principal was reached to settle this litigation, with the formal settlement agreement subsequently executed on August 9, 2001. Under the terms of the settlement, the Manley's were provided with an option to require the Company to redeem up to 80,000 shares of their Cimetrix stock during a period of time from December 1, 2002, through December 31, 2002, at a redemption price of $2.80 per share, or a maximum total repurchase cost to the Company of $224.

               The Manley's also have the right to redeem their shares at $2.80 per share at an earlier date if the Company's average daily cash balance computed on a monthly basis, is at or below $1,250 or if Paul
          A. Bilzerian, who formerly served as president and a director of the Company, becomes an officer, director, employee or agent of the Company prior to December 31, 2002.

          Shaw  Pittman  Litigation

               Subsequent to year end an action was brought against the Company and its former president, Paul A. Bilzerian, by Shaw Pittman, LLP in the superior court of the District of Columbia, Civil Division. The plaintiff alleges a breach of contract pertaining to a retainer agreement signed by Mr. Bilzerian.

               The Company contends that the agreement related to the performance of legal services for Mr. Bilzerian relative to legal matters of a personal nature between Mr. Bilzerian and the Securities and Exchange Commission. The Company further contends that Mr. Bilzerian was not authorized to enter into such an agreement on behalf of the Company.

               The Company filed answer to the claim, but no formal discovery has commenced.

               The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse effect on its financial position.








--------------------------------------------------------------------------------
                                                                            F-28

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

18.   Recent Accounting Pronouncements

               In June 2001,  the Financial  Accounting  Standards  Board issued
          Statements  of  Financial   Accounting  Standards  No.  141  "Business
          Combinations" (SFAS No. 141) and No. 142 "Goodwill and Other Intangibles" (SFAS No. 142). SFAS No. 141 and No. 142 are effective for the Company on July 1, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement also establishes specific criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The statement requires that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. Management does not expect the adoption of SFAS No. 141 and 142 to have a significant impact on the financial position or results of operations of the Company.

               In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company.











--------------------------------------------------------------------------------
                                                                            F-29

                                           CIMETRIX INCORPORATED AND SUBSIDIARY
                                     Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                      Continued
--------------------------------------------------------------------------------

18.   Recent Accounting Pronouncements (Continued)

               In August 2001, the Financial  Accounting  Standards Board issued
          Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB Statement 121 and APB Opinion No. 30. This Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary.

               The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company.


--------------------------------------------------------------------------------
                                                                            F-30