Form 10-Q
period 2002-03-31
CIMETRIX INC
filed 2002-05-15
CIK 786620

31




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the Transition Period From_____________to_____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        The number of shares outstanding of the registrant's common stock as of May 14, 2002: Common stock, par value $.0001 - 24,025,968

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

  a) Consolidated Condensed Statements of Operations...........................3
  b) Consolidated Condensed Balance Sheets.....................................4
  c) Consolidated Condensed Statements of Cash Flows...........................5
  d) Notes to Consolidated Condensed Financial Statements......................7

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........16



                            PART II Other Information

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities................................................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................19

Signatures....................................................................20

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                                           CIMETRIX INCORPORATED
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (In thousands, except per share and share amounts)
                                                                     (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                --------------------------------
                                                    2002            2001
                                                    ----            ----

NET SALES                                   $        519    $      1,538
                                                     ---           -----

OPERATING EXPENSES
     Cost of sales                                   104             133
     Selling, marketing and customer support         449             425
     Research and development                        398             447
     General and administrative                      486             421
                                                     ---             ---

         Total operating expenses                  1,437           1,426
                                                   -----           -----

INCOME (LOSS) FROM OPERATIONS                       (918)            112
                                                     ----            ---

OTHER INCOME (EXPENSES)
     Interest income                                  16              32
     Interest expense                                (69)            (67)
                                                     ----            ----

         Total other income (expense)                (53)            (35)
                                                     ----            ----

INCOME (LOSS) BEFORE INCOME TAXES                   (971)             77

INCOME TAX EXPENSE (BENEFIT)                          --              --
                                                    ----            ----

NET (LOSS) INCOME                           $       (971)   $         77
                                                    =====             ==

BASIC AND DILUTED (LOSS) INCOME
     PER COMMON SHARE                       $       (.04)   $        .00
                                                    =====            ===

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED          24,026,000      24,320,000
                                              ==========      ==========






            See notes to consolidated condensed financial statements


                                                             CIMETRIX INCORPORATED
                                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      (In thousands, except share amounts)

                                                                     ASSETS

                                                                         March 31,        December 31,
                                                                           2002               2001
                                                                     -------------        ------------
                                                                        (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                        $        629        $        743
     Marketable Securities                                                   1,741               1,785
     Accounts receivable, net                                                  817               1,712
     Inventories                                                               181                 156
     Prepaid expenses and other current assets                                  82                  83
                                                                      ------------        ------------
         Total current assets                                                3,450               4,479

Property and equipment, net                                                    199                 230
Technology, net                                                              2,054               2,120
Other assets                                                                    38                  25
                                                                      ------------        ------------

                                                                      $      5,741        $      6,854
                                                                      ============        ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $        203        $        262
     Accrued expenses                                                          370                 504
     Deferred revenue                                                          292                 181
     Current portion, senior notes                                           2,224               2,224
                                                                      ------------        ------------
         Total current liabilities                                           3,089               3,171

LONG TERM DEBT, net of current portion                                         439                 439
                                                                      ------------        ------------
         Total Liabilities                                                   3,528               3,610

COMMITMENTS AND CONTINGENCIES                                                    -                  --
REEDEMABLE COMMON STOCK                                                        224                 224

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized, 24,025,968 and 24,457,690 shares issued
        and outstanding, respectively                                            2                   2
     Additional paid-in capital                                             27,926              27,926
     Treasury stock, at cost                                                  (800)               (800)
     Accumulated deficit                                                   (25,079)            (24,108)
     Accumulated other comprehensive income                                    (60)                (--)
                                                                      -------------       -------------

         Net Stockholders' Equity                                            1,989               3,020
                                                                      ------------        ------------

                                                                      $      5,741        $      6,854
                                                                      ============        ============



                        See notes to consolidated condensed financial statements


                                                             CIMETRIX INCORPORATED
                                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                 (In thousands)
                                                                  (Unaudited)



                                                                                  Three Months Ended
                                                                                      March 31,
                                                                               2002                2001
                                                                               ----                ----

Cash Flows from Operating Activities:
     Net income (loss)                                                $       (971)       $          77
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                         109                  210
         Increase in receivables allowance account                             121                   --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                       774                  (29)
              (Increase) decrease in inventory                                 (25)                 (10)
              (Increase) decrease in prepaid expenses                            1                   --
              Increase (decrease) in accounts payable                          (59)                  (5)
              Increase (decrease) in accrued expenses                         (134)                (191)
              Increase (decrease) in other assets                              (13)                  (2)
              Increase (decrease) in customer deposits                         111                   77
                                                                      ------------        -------------

                  Net cash flow (used in) provided by
                  operating activities                                         (86)                 127
                                                                      ------------        -------------


Cash Flows from Investing Activities:
     Purchase of property and equipment, net of retirements                    (12)                 (19)
     Purchase of marketable securities                                         (16)                  --
     Purchase of technology                                                     --                 (213)
     Principal advances on note receivable                                      --                   (2)
                                                                      ------------        --------------

                  Net cash flow (used in)
                  investing activities                                         (28)                (234)
                                                                      -------------       -------------

Cash Flows from Financing Activities:                                           --                  --
                                                                      -------------       -------------


Net (Decrease) Increase in Cash and Cash Equivalents                          (114)                (107)
Cash and Cash Equivalents at the Beginning of Period                           743                3,525
                                                                      ------------        -------------
Cash and Cash Equivalents at the End of Period                        $        629        $       3,418
                                                                      ============        =============










                        See notes to consolidated condensed financial statements


                                                             CIMETRIX INCORPORATED
                                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                 (In thousands)
                                                                  (Unaudited)

(CONTINUED)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                              2002               2001
                                                                              ----               ----

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $         --        $        --
         Income taxes                                                 $          7        $        --

Supplemental Schedule of Noncash Investing and Financing
Activities:
     During the three months ended March 31, 2001, the                $         --        $       749
     Company received back 400,000 shares of its common
     stock that had been issued to acquire technology. This
     resulted in a decrease of technology of $749 and a
     corresponding decrease in stockholders' equity.



























                        See notes to consolidated condensed financial statements

                              CIMETRIX INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has significant liabilities in the form of senior notes payable that will come due in September 2002. Payment of the senior notes would substantially decrease the amount of working capital available to fund ongoing operations. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy these liabilities and sustain operations. These factors may indicate the Company's inability to continue as a going concern for a reasonable period of time.

          The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing. There is no assurance the Company will be successful in its efforts.

NOTE 3 - STOCK OPTIONS AND WARRANTS

          As of May 14, 2002, the Company had a significant number of derivative securities outstanding, in the form of stock options and warrants representing a potential total of 5,114,250 shares of common stock, which are explained in the following tables.

          As of May 14, 2002, there were issued and outstanding to the Company's employees, options for the purchase of 3,619,500 shares of the Company's common stock, under the Company's 1998 Stock Option Plan as amended. The following table summarizes the quantity and exercise price of the options.

                         Option Price          Quantity
                         ------------------------------
                         $1.00                2,042,500
                         $2.50                  957,000
                         $3.00                  360,000
                         $3.50                  260,000
                                                -------
                         Total Options        3,619,500

         Approximately 452,000 of the shares underlying these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 3,000,000 shares of common stock have been reserved for issuance under the plan. Option forfeitures and expiring options may be sufficient to cover the 619,500 options that have been granted in excess of the plan amount. Authorization to issue options to purchase an additional 1,000,000 shares of common stock under the plan is being sought by the Board of Directors at the June 2002 annual shareholders meeting. If these additional options are not authorized, some option grants will be rescinded. The existing options will begin to expire in December 2002, and continue to expire through November 2006.

          As of May 14, 2002, there were issued and outstanding options for the purchase of 554,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. The following table summarizes the quantity and exercise price of the options.

                         Option Price          Quantity
                         ------------------------------
                         $1.00                  200,000
                         $2.50                  258,000
                         $3.50                   96,000
                                                 ------
                         Total Options          554,000


          Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this section. These options will begin to expire in January 2003, and continue to expire through July 2006.

          As of May 14, 2002, there were issued and outstanding warrants for the purchase of 940,750 shares of the Company's common stock, that were issued to holders of the Company's 10% Senior Notes due September 30, 2002, and September 2004, respectively, which are discussed below in Note 3 - Senior Notes. The following table summarizes the quantity and exercise price of the warrants.

           Warrant Price($)       Quantity (#)          Potential Shares (#)
           -----------------------------------------------------------------
               $1.00                    457                   114,250
               $2.50                  3,306                   826,500
                                      -----                   -------
               Totals                 3,763                   940,750


          The $2.50 warrants were issued November 1997 to purchasers of the Company's 10% Senior Notes due September 30, 2002. Any unexercised $2.50 warrants expire October 1, 2002. The $1.00 warrants were issued December 2001, in connection with the Company's 10% Senior Notes due September 30, 2004, discussed below in Note 3 - Senior Notes.The $1.00 warrants are exercisable anytime after November 1, 2001 and on or before September 30, 2004. To date, none of the warrants have been exercised. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the $1.00 warrants.

NOTE 4 - SENIOR NOTES

          In November 1997, the Company issued approximately $3.3 Million of 10% Senior Notes due September 30, 2002. For no additional consideration, each purchaser also received one common stock purchase warrant for each $1,000 principal amount of Senior Notes purchased. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $2.50 per share. To date, none of the warrants have been exercised. Interest on the Senior Notes has been paid on April 1 and October 1 of each year since issuance. Approximately $600,000 of the Senior Notes were retired June 1998, in exchange for common stock of the Company, leaving an outstanding principal balance of $2,681,000.

          In an effort to preserve its working capital, on October 8, 2001, the Company presented a private offering to its existing 10% Senior Noteholders, which were accredited investors, to exchange their 10% Senior Notes due September 30, 2002 for 10% Senior Notes due September 30, 2004. Any noteholder exchanging Senior Notes due September 30, 2002 for Senior Notes due September 30, 2004 will also receive at no additional consideration one common stock purchase warrant for each $1,000 principal amount of Senior Notes due 2002 which is exchanged. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $1.00 per share.

          The offer to exchange the Senior Notes due September 30, 2002 was extended until April 30, 2002. As of that date, $457,000 of these Senior Notes had been exchanged for Senior Notes due September 30, 2004, leaving a principal balance of $2,224,000 due September 30, 2002. Of the $457,000 of Senior Notes that were exchanged, approximately $18,000 of the face value was attributable to the value of the warrants issued. Therefore the face value of these Senior Notes on the Company's balance sheet is $439,000.
     This $18,000 is being amortized as additional interest expense over the life of the Senior Notes, which results in approximately an additional $600 of interest expense monthly.

          There are presently 3,306 warrants outstanding that were issued with the 10% Senior Notes due September 30, 2002, held by approximately 50 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with any unexercised warrants expiring October 1, 2002. The underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed earlier in Note 2 - Stock Options and Warrants.

          The 457 warrants that were issued in connection with the Senior Notes due September 30, 2004, represent 114,250 potential shares, or 250 shares for each warrant. The exercise price for these warrants is $1.00 per share, with any unexercised warrants expiring October 1, 2004. These warrants are exercisable anytime after November 1, 2001 and on or before September 30, 2004 as a whole, in part, or in increments. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the warrants.

NOTE 5 - EARNINGS PER SHARE

          A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common shares is as follows (in thousands):

                                                              Three Months Ended
                                                                       March 31,
                                                             2002           2001
                                                             ----           ----


     Weighted average common shares
         Outstanding                                       24,026         24,320
     Dilutive effect of :
         Stock options                                         --             --
         Warrants                                              --             --
                                                       ----------     ----------
     Weighted average common shares
         outstanding, assuming dilution                    24,026         24,320
                                                       ----------     ----------

          Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and warrants (see Note 2 - Stock Options and Warrants and Note 3 - Senior Notes). During the three months ended March 31, 2002, stock options and warrants to exercise 5,114,250 shares, were excluded from the calculation of diluted earnings per share because they were antidilutive. These options and warrants could be dilutive in the future.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the first quarter of 2002. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the first quarter data of 2002 and 2001.

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

Statement of Operations Summary

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three months ended, respectively, March 31, 2002 and 2001:

                                                              Three Months Ended
                                                                    March 31,
                                                             2002           2001
                                                             ----           ----

NET SALES                                                    100%           100%
                                                             ----           ----

OPERATING EXPENSES
     Cost of sales                                            20              9
     Selling, marketing and customer support                  86             28
     Research and development                                 77             29
     General and administrative                               93             27
                                                      ----------     ----------

         Total operating expenses                            276             93
                                                      ----------     ----------

INCOME (LOSS) FROM OPERATIONS                               (176)             7

     Interest income                                           3              2
     Interest expense                                        (13)            (4)
                                                     -----------    -----------

NET INCOME (LOSS)                                           (187)%            5%
                                                     -----------    -----------

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Sales

     Net sales decreased by $1,019,000, or 66%, to $519,000, for the three months ended March 31, 2002, from $1,538,000, for the three months ended March 31, 2001. Net sales for the three months ended March 31, 2002, consisted of sales of software (44%), engineering services (27%), and support and training (29%). Net sales for the same period in 2001 consisted of sales of software (80%), engineering services (14%), and support and training (6%).

     The decrease in first quarter sales was primarily the result of a significant drop in software revenues. The Company's OEM customers in the robot, SMT and semiconductor markets continue to be negatively impacted by the current economic slowdown. However, during the period ended March 31, 2001, the Company entered into contracts with three new OEM customers. Orders for new equipment in the robot, SMT and semiconductor markets, which would include the Company's software products, remain significantly below prior periods. Competitive pressures may also be contributing to the drop in revenues. While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base.

Major Customers

     Sales to two non-affiliated customers accounted for 15% and 17%, respectively, of the Company's revenues for the three months ended March 31, 2002. Sales to four non-affiliated customers accounted for 14%, 14%, 17% and 16%, respectively, of the Company's revenues for the three months ended March 31, 2001. No other non-affiliated customer accounted for 10% or more of the Company's revenues for the three months ended March 31, 2002 and 2001, respectively.

     Sales to Aries, Inc., the Company's Japanese affiliate, accounted for 8% and less than 14% of the Company's revenues for the three months ended March 31, 2002 and 2001, respectively. Export sales were approximately 35% and 46% for the three months ended March 31, 2002 and 2001, respectively. All export sales are made in US dollars.

     Export sales to countries that exceeded 10 percent of net sales were as follows:

                               Three Months Ended
                                    March 31,
                               2002          2001
                               ------------------

                  Japan         15%           18%
                  Germany        9%           24%

Cost of Sales

     Cost of sales decreased by $29,000, or 22%, to $104,000 for the three months ended March 31, 2002, from $133,000 for the comparable period in 2001. This decrease was attributable to a reduction in the sale of outside engineering services. While the Company's focus is on the sale of software products, it does provide application and integration services to its customers that want to purchase a complete turnkey system. When possible, the Company contracts with resellers and distributors, such as Systematic Designs International, Inc., of Vancouver Washington to perform these engineering services.

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs increased by $24,000, or 6%, to $449,000 for the three months ended March 31, 2002, from $425,000 for the comparable period in 2001. This increase was due in part to the additional costs incurred to consolidate the Company's semiconductor division, located in Los Gatos, California, which markets and sells the Company's new CIM300 family of products, with operations in Salt Lake City, Utah. The Los Gatos office was closed in March 2002, in order to reduce operating expenses. The increase was also due to general corporate marketing expenditures for marketing personnel and outside public relations services in an effort to expand the Company's customer base.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses decreased by $49,000, or 11%, to $398,000 for the three months ended March 31, 2002, from $447,000 for the comparable period in 2001. This decrease was due to the reduction of software development personnel for the development of the Company's products, and is considered within normal operating fluctuations.

     The Company  continues  to make  significant  investments  in research  and development and expects to incur research and development expenses of approximately $1,500,000 during 2002, compared to $2,000,000 during 2001. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

     General and administrative expenses increased by $65,000, or 15%, to $486,000 for the three months ended March 31, 2002, from $421,000 for the comparable period in 2001. This increase was attributable to an additional $121,000 of bad debt reserve that was accrued due to the slowing economy. All other general and administrative expenses, taken as a whole, decreased slightly for the year, and are considered within normal operating fluctuations.

     General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the three months ended March 31, 2002, was approximately $109,000, or 22%, of all general and administrative expenses, compared to $210,000, or 50%, for the same period in 2001. Depreciation and amortization decreased overall due to the write-off of technology assets at December 31, 2001.

Other Income (Expenses)

     Interest income decreased by $16,000, or 50%, to $16,000 for the three months ended March 31, 2002, from $32,000 for the comparable period in 2001. This decrease was a result of a reduction in the Company's cash reserves during the quarter that were used to fund operations, and a reduction in the rate of interest the Company earned on its cash reserves, due to market conditions and an overall drop in interest rates.

     Interest expense increased $2,000, or 3%, to $69,000 for the three months ended March 31, 2002, from $67,000 for the comparable period in 2001. All interest expense is attributable to the Company's 10% Senior Notes, with interest expense accrued monthly and being payable April 1st and October 1st of each year. The increase was due to the amortization of bond discount, attributable to the 457 warrants issued with the Senior Notes due 2004, resulting in additional interest expense per month over the life of the securities. (See Note 3 to the Consolidated Condensed Financial Statements above.)

Other Items

     The Company is involved in a legal action, which began April 12, 2002, which is discussed in Item 1. Legal Proceedings of Part II, below in this document.

Liquidity and Capital Resources

     The Company's future liquidity is uncertain due to the following factors:

     First, approximately $2,224,000 of the Company's 10% Senior Notes are maturing on September 30, 2002, which could potentially consume all of the Company's working capital.

     Second, a contingent liability exists which amount is not estimable at the present time, but will be known in December of 2002. As part of the settlement of the Manley litigation, which litigation is discussed in Part I, Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, the Company may be required to purchase up to 80,000 shares of Cimetrix common stock from the Manleys at $2.80 per share, or a maximum total repurchase cost of $224,000, beginning on December 1, 2002. The Manley's also have the right to require the Company to redeem these shares at an earlier date if the Company's average daily cash balance, computed on a monthly basis, is at or below $1,250,000 or if Paul A. Bilzerian, who formerly served as president and a director of the Company, becomes an officer, director, employee or agent of the Company Prior to December 31, 2002. The $224,000 potential repurchase cost is reflected on the Company's balance sheet after the liabilities section but before the stockholders' equity, as redeemable common stock.

     While management believes that the Company does have sufficient working capital to maintain its current level of operations for the remainder of fiscal 2002, it does not have sufficient capital to maintain its current level of operations and retire the 10% Senior Notes September 30, 2002. Management is therefore seeking additional working capital through external financing of debt securities, through a private offering only to accredited investors, in order to retire its current debt. There is no assurance that the Company will be successful in its efforts to raise additional working capital and be able to redeem its outstanding Senior Notes.

     Since inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. The current operating deficit makes obtaining working capital through traditional bank loans or credit lines unlikely.

     At March 31, 2002, the Company had cash and other current assets of $3,450,000, with current liabilities of $3,089,000, resulting in working capital of only $361,000, compared to working capital of $1,308,000, at December 31, 2001. This decrease of $947,000 was due to the use of working capital to fund operations for the current period.

     Cash used by operating activities for the period ended March 31, 2002 was $86,000, compared to cash provided by operating activities of $127,000, for the same period in 2001. The negative cash flow for the current period resulted primarily from the net loss from operations of $971,000. Net cash used in operating activities would have been significantly higher, had it not been for the collection of $774,000, of the Company's outstanding receivables during the current period.

     Cash used in investing activities for the period ended March 31, 2002 was $28,000, compared to cash used in investing activities of $234,000, for the same period in 2001.

     The Company has not been adversely affected by inflation but does believe that technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of our customers product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers accounted for 35% and 46%, of the Company's net sales for the three months ended March 31, 2002 and 2001, respectively.

     The Company's future liquidity will be dependent on the Company's ability to generate cash flow from operations, management of its trade receivables, and whether or not it is able to raise additional working capital through debt or equity securities. Management also believes that it is critical that a sufficient number of holders of the Company's 10% Senior Notes due September 30, 2002, exchange their notes for the 10% Senior Notes due September 30, 2004. If all of the noteholders participate in the exchange, approximately $2.7 million of working capital would be freed up, which may be needed to fund operations if the Company's operating results do not improve. Management has extended the deadline to exchange the Senior Notes until May 31, 2002, but there is still significant risk that noteholders may not accept the offer to exchange.

     While Management believes that the Company's existing working capital is sufficient to maintain its current level of operations and is sufficient to meet its capital expenditure requirements for the remainder of 2002, there is no assurance that the amount of capital will be adequate for fiscal 2003. If the Company does not become profitable, its ability to sustain and expand its business will be adversely affected. The Company's ability to repay principal and interest on the 10% Senior Notes would also be adversely affected by a lack of profitability.

Factors Affecting Future Results

     First quarter revenues decreased significantly compared to the prior year, coming in well below the Company's target revenue. The economic slowdown has led to significant delays in placing orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. Because of this, Management has increased its sales and marketing efforts in order to expand its customer base. Management remains hopeful that these new customers will provide the needed revenues to sustain operations.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On March 18, 2002, Mr. Steven D. Hausle, the then President of the Company's semiconductor division was suspended, pending investigation by the Company into alleged violations of Company policy and Company proprietary interests. On April 12, 2002, Mr. Hausle, Daniel J. Garnett M.D., Stephanie A. Garnett, Axcient Corporation, and Ronald Tripiano, as plaintiffs, filed suit against the Company, Robert H. Reback and Randall A. Mackey, as defendants, in United States District Court, Northern District of California, San Jose Division, Case Number C02-01769. The complaint alleges breach of oral and written contract, fraud, negligent misrepresentation, breach of privacy, unfair competition, wrongful termination, negligence and shareholder derivative claims for breach of fiduciary duties, constructive fraud, negligence, and seeks injunctive and declaratory relief. The plaintiffs are demanding $16,000,000 and a jury trial. The Company believes the complaint is without merit and intends to vigorously defend the action.


ITEM 2.  CHANGES IN SECURITIES

     During the period covered by this report, there have been no changes required to be reported under this item.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

Employment Agreements

     The Company has entered into an employment agreement, effective November 30, 2001, with Robert H. Reback. The agreement provides that Mr. Reback be employed as President and Chief Executive Officer of the Company for a term ending December 31, 2003. In the agreement, Mr. Reback is to receive an annual salary of $150,000, which is subject to increases as the Board of Directors determines. In addition, Mr. Reback is eligible to receive a cash bonus at the end of each fiscal year, upon the satisfaction of the performance objectives that shall be determined by the Board of Directors on an annual basis.

     The employment agreement also provides for the grant of stock options under the 1998 Incentive Stock Option Plan to purchase 650,000 shares of the Company's common stock, at an exercise price of $1.00 per share. The options are exercisable over a five year period from the date of grant and vest in equal amounts on December 31, 2001, 2002 and 2003. In addition, the employment agreement provides that Mr. Reback cannot compete with the Company during the term of the agreement and for a period of two years thereafter.

     The agreement further provides for severance pay equal to Mr. Reback's annual salary in effect, but not more than the salary left to be paid during the remainder of the agreement, if Mr. Reback is terminated without cause by the Company or resigns for "good reason" (as such terms are defined in the agreement) and, in such events, all of Mr. Reback's options under the Company's stock option plan become fully exercisable for their remaining term. If a change in control of the Company occurs, Mr. Reback is entitled to accelerated vesting of his options.

     The Company has entered into employment agreements, effective November 30, 2001, with each of David P. Faulkner, Michael D. Feaster, Dr. Steven K. Sorensen and Riley G. Astill. The respective agreements provide that Mr. Faulkner be employed as Executive Vice President and Managing Director of Machine Control Products, that Mr. Feaster be employed as Vice President of Software Development, that Dr. Sorensen be employed as Vice President and Chief Technical Officer, and that Mr. Astill be employed as Vice President of Finance and Chief Financial Officer. The term of each agreement ends on December 31, 2003. Under the respective agreements, Mr. Faulkner's annual salary is $150,000, Mr. Feaster's annual salary is $125,000, Dr. Sorensen's annual salary is $100,000 and Mr. Astill's annual salary is $80,000 or, in each case, such higher salary as the Board of Directors determines. Each agreement provides that the executive officer is eligible to receive a cash bonus at the end of each fiscal year, upon the satisfaction of performance objectives as shall be determined by the President and Chief Executive Officer of the Company on an annual basis.

     The respective employment agreements provide for the granting of stock options under the 1998 Incentive Stock Option Plan to purchase shares of the Company's common stock, at an exercise price of $1.00 per share. The options are exercisable over a five-year period from the date of grant and vest in equal amounts on December 31, 2001, 2002 and 2003. Under the respective agreements, Mr. Faulkner is granted options to purchase 500,000 shares of common stock, Mr. Feaster is granted options to purchase 200,000 shares of common stock, Dr. Sorensen is granted options to purchase 300,000 shares of common stock and Mr. Astill is granted options to purchase 150,000 shares of common stock. Each agreement also provides that the executive officer cannot compete with the Company during the term of the agreement and for a period of two years thereafter.

Proxy Statement

     On April 30, 2002,  the Company  filed its  Definitive  Proxy  Statement on
Schedule 14A, which was simultaneously mailed to its shareholders, announcing the upcoming shareholders meeting to be held June 1, 2002, at the Company's headquarters, beginning at 9:00 a.m. Any shareholder desiring a copy of the Proxy Statement may do so by requesting a copy from the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit listing

         The following exhibits are provided with this report:

Exhibit No.     Description
----------      -----------
3.1             Articles of Incorporation (1)
3.2             Articles of Merger of Cimetrix (USA) Incorporated with  Cimetrix
                Incorporated (2)
3.3             Bylaws (1)
10.1            Lease with Capitol Properties Four, L.C. (3)
10.2            1998 Incentive Stock Option Plan (4)
10.3            Security Agreement with Michael and Barbara Feaster (5)
10.4            Employment  Agreement with Robert H. Reback, President and Chief
                Executive Officer(6)
10.5            Employment Agreement  with  David  P. Faulkner,   Executive Vice
                President and Managing Director of Machine Control Products(6)
10.6            Employment Agreement  with  Michael D. Feaster,   Vice President
                of Software Development(6)
10.7            Employment Agreement  with  Steven K. Sorensen,   Vice President
                and Chief Technical Officer(6)
10.8            Employment Agreement  with  Riley G. Astill,   Vice President of
                Finance, Chief Financial Officer, Treasurer and Secretary(6)

---------------------------------
(1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3) Incorporated by reference from the Registration Statement on Form S-2, File No. 333-60, as filed on July 2, 1997.
(4) Incorporated by reference to Proxy Statement on Schedule 14A dated April 20, 1998.
(5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(6) Attached.




(b)      Reports on Form 8-K

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: May 15, 2002                  By: /s/ Robert H. Reback
                                     ------------------------
                                     ROBERT H. REBACK
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)


                                     By: /s/ Riley G. Astill
                                     -----------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance, Treasurer
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)