Form 10-Q
period 2002-06-30
CIMETRIX INC
filed 2002-08-14
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From_______to________

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

       Registrant's telephone number, including area code: (801) 256-6500
       ------------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                     APPLICABLE ONLY TO CORPORATE ISSUERS:
      The number of shares outstanding of the registrant's common stock as of August 14, 2002: Common stock, par value $.0001 - 24,054,093

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002


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

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21



                          PART II Other Information

Item 1.  Legal Proceedings....................................................21

Item 2.  Changes in Securities................................................22

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................24

Signatures....................................................................26


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                                                                                     CIMETRIX INCORPORATED
                                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                        (In thousands, except per share and share amounts)
                                                                                               (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                    ---------------------------- -------------------------
                                                          2002           2001           2002          2001
                                                         -----           ----           ----          ----

NET SALES                                           $      912     $      970    $     1,431   $     2,507
                                                    ----------     ----------    -----------   -----------

OPERATING EXPENSES
     Cost of sales                                         203            242            307           374
     Selling, marketing and customer support               409            466            857           891
     Research and development                              362            566            760         1,014
     General and administrative                            564            496          1,050           917
                                                    ----------     ----------    -----------   -----------

         Total operating expenses                        1,538          1,770          2,974         3,196
                                                    ----------     ----------    -----------   -----------

INCOME (LOSS) FROM OPERATIONS                             (626)          (800)        (1,543)         (689)
                                                    -----------    -----------   ------------  ------------

OTHER INCOME (EXPENSES)
     Interest income                                        21            128             36           160
     Interest expense                                      (69)           (67)          (137)         (134)
     Other Gain/(Loss)                                     (49)            (5)           (49)           (5)
                                                    -----------    -----------   ------------  ------------

         Total other income (expense)                      (97)            56           (150)           22
                                                    -----------    ----------    ------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (723)          (744)        (1,693)         (667)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -              -             -

NET  INCOME (LOSS)                                  $     (723)    $     (744)   $    (1,693)  $      (667)
                                                    ===========    ===========   ============  ============

BASIC INCOME (LOSS) PER
COMMON SHARE                                        $    (.03)     $    (.03)    $      (.07)  $      (.03)
                                                         =====          =====           =====         =====

DILUTED INCOME (LOSS) PER
COMMON SHARE                                        $    (.03)     $    (.03)    $      (.07)  $      (.03)
                                                         =====          =====           =====         =====

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC                                  24,026,000     24,026,000      24,026,000    24,159,000
                                                    ==========     ==========      ==========    ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING, DILUTED                                24,026,000     24,026,000      24,026,000    24,159,000
                                                    ==========     ==========      ==========    ==========



                              See notes to consolidated condensed financial statements



                                                             CIMETRIX INCORPORATED
                                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      (In thousands, except share amounts)

                                                                     ASSETS
                                                                           June 30,       December 31,
                                                                              2002               2001
                                                                       ------------       -----------
                                                                        (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                        $        594        $        743
     Marketable Securities                                                   1,382               1,785
     Accounts receivable, net                                                  782               1,712
     Inventories                                                               187                 156
     Prepaid expenses and other current assets                                  34                  83
                                                                      ------------        ------------
         Total current assets                                                2,979               4,479

Property and equipment, net                                                    157                 230
Technology, net                                                              1,988               2,120
Other assets                                                                    64                  25
                                                                      ------------        ------------

                                                                      $      5,188        $      6,854
                                                                      ============        ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $        301        $        262
     Accrued expenses                                                          268                 504
     Deferred revenue                                                          351                 181
     Current portion, senior notes                                           2,224               2,224
                                                                      ------------        ------------
         Total current liabilities                                           3,144               3,171

LONG TERM DEBT, net of current portion                                         442                 439
                                                                      ------------        ------------
         Total Liabilities                                                   3,586               3,610

REEDEMABLE COMMON STOCK                                                        224                 224

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized, 24,025,968 and 24,457,690 shares issued
        and outstanding, respectively                                            2                   2
     Additional paid-in capital                                             27,977              27,926
     Treasury stock, at cost                                                  (800)               (800)
     Accumulated deficit                                                   (25,801)            (24,108)
                                                                      ------------        ------------

         Net Stockholders' Equity                                            1,378               3,020
                                                                      ------------        ------------

                                                                      $      5,188        $      6,854
                                                                      ============        ============



                                            See notes to consolidated condensed financial statements



                                                                                  CIMETRIX INCORPORATED
                                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   (In thousands, except share amounts)
                                                                                            (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              2002                 2001
                                                                              ----                 ----

Cash Flows from Operating Activities:
     Net income (loss)                                                $     (1,693)       $        (667)
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                         217                  374
         Increase in receivables allowance account                             166                  100
         Common stock issued for services                                        8                   --
         Options issued for services                                            43                   --
         Loss on sale of marketable securities                                  49                   --
         Bond discount related to warrants                                       3                   --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                       764                 (188)
              (Increase) decrease in inventory                                 (31)                 (20)
              (Increase) decrease in prepaid expenses                           49                    6
              Increase (decrease) in accounts payable                           39                   66
              Increase (decrease) in accrued expenses                         (236)                (128)
              Increase (decrease) in other assets                              (39)                  20
              Increase (decrease) in customer deposits                         170                  171
                                                                      ------------        -------------

                  Net cash flow (used in) operating activities                (491)                (266)
                                                                      -------------       -------------


Cash Flows from Investing Activities:
     Purchase of property and equipment, net of retirements                    (12)                 (39)
     Proceeds from sale of marketable securities                             2,159                   --
     Purchase of marketable securities                                      (1,805)                  --
     Purchase of technology                                                     --                 (215)
     Payments received on note receivable                                       --                  416
                                                                      ------------        -------------

                  Net cash flow (used in)
                  provided by investing activities                             342                  162
                                                                      ------------        -------------

Cash Flows from Financing Activities:
     Purchase of treasury stock                                                 --                  (49)

                  Net cash flow (used in) financing activities                  --                  (49)
                                                                      ------------        -------------

Net (Decrease) Increase in Cash and Cash Equivalents                          (149)                (153)
Cash and Cash Equivalents at the Beginning of Period                           743                3,525
                                                                      ------------        -------------
Cash and Cash Equivalents at the End of Period                        $        594        $       3,372
                                                                      ============        =============





                                       See notes to consolidated condensed financial statements


                                                                                 CIMETRIX INCORPORATED
                                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                  (In thousands, except share amounts)
                                                                                           (Unaudited)

(CONTINUED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                              2002                2001
                                                                              ----                ----

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $        134        $        134
         Income taxes                                                           --                  15

Supplemental Schedule of Non-cash Investing and Financing
Activities:
     During the three months ended March 31, 2001, the                          --                 749
       Company received back 400,000 shares of its common
     stock that had been issued to acquire technology. This resulted in a decrease of technology of $749 and a corresponding decrease in stockholders' equity.


     The Company acquired equipment in satisfaction of                $         --        $         76
     accounts receivable.


























                                       See notes to consolidated condensed financial statements



                                                           CIMETRIX INCORPORATED
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has significant liabilities in the form of senior notes payable that will come due in September 2002, (See Note 4 - Senior Notes, below). Payment of the senior notes would substantially decrease the amount of working capital available to fund ongoing operations. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy these liabilities and sustain operations. These factors may indicate the Company's inability to continue as a going concern.

          The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing in the form of a new offering of Senior Notes (See Note 4 - Senior Notes, below). There is no assurance the Company will be successful in its efforts.

NOTE 3 - STOCK OPTIONS AND WARRANTS

          As of June 30, 2002, the Company had a significant number of derivative securities outstanding, in the form of stock options and warrants representing a potential total of 4,833,750 shares of common stock, which are summarized in the following table with detail of each in the subsequent tables.

                                                  Strike
          Description                             Price                 Quantity
          ----------------------------------------------------------------------
          1998 Stock Option Plan               $1.00-3.50              3,339,000
          Directors Stock Option Plan          $1.00-3.50                554,000
          Warrants                             $1.00-2.50                940,750
                                                                    ------------
            Total Options and Warrants                                 4,833,750

     1998 Incentive Stock Option Plan

          As of June 30, 2002, there were issued and outstanding to the Company's employees, options for the purchase of 3,339,000 shares of the Company's common stock, under the Company's 1998 Incentive Stock Option Plan as amended. The following table summarizes the quantity and exercise prices of the options.

                                    Option
                                    Price                 Quantity
                                    -----                 --------
                                    $1.00                2,037,500
                                    $2.50                  891,500
                                    $3.00                  360,000
                                    $3.50                   50,000
                                                            ------
                                    Total Options        3,339,000


          Approximately 452,000 of the shares underlying these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 4,000,000 shares of common stock have been reserved for issuance under the plan. The existing options will begin to expire in December 2002, and continue to expire through November 2006.

     Directors Stock Option Plan

          As of June 30, 2002, there were issued and outstanding options for the purchase of 554,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. The following table summarizes the quantity and exercise prices of the options.

                                    Option
                                    Price                 Quantity
                                    ------                --------
                                    $1.00                  200,000
                                    $2.50                  258,000
                                    $3.50                   96,000
                                                            ------
                                    Total Options          554,000

          Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this note. In May 2002, 219,000 of the above options, which are held by former Board of Directors of the Company, were extended for an additional five years beyond their original expiration dates. The directors and former directors options begin to expire in January 2003, and continue to expire through January 2012.

     Warrants

          As of June 30, 2002, there were issued and outstanding warrants for the purchase of 940,750 shares of the Company's common stock, that were issued to holders of the Company's 10% Senior Notes due September 30, 2002, and September 2004, respectively, which are discussed below in Note 4 - Senior Notes. The following table summarizes the quantity and exercise prices of the warrants.

                      Warrant Price          Quantity          Potential Shares
                      ---------------------------------------------------------
                         $1.00                    457                   114,250
                         $2.50                  3,306                   826,500
                                                -----                   -------
                         Totals                 3,763                   940,750

          The $2.50 warrants were issued November 1997 to purchasers of the Company's 10% Senior Notes due September 30, 2002. Any unexercised $2.50 warrants expire October 1, 2002. The $1.00 warrants were issued December 2001, in connection with the Company's 10% Senior Notes due September 30, 2004, discussed below in Note 4 - Senior Notes.The $1.00 warrants are exercisable anytime after November 1, 2001 and on or before September 30, 2004. To date, none of the warrants have been exercised. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the $1.00 warrants.

NOTE 4 - SENIOR NOTES

     Notes due September 30, 2002

          In November 1997, the Company issued approximately $3.3 million of 10% Senior Notes due September 30, 2002. For no additional consideration, each purchaser also received one common stock purchase warrant for each $1,000 principal amount of Senior Notes purchased. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $2.50 per share. To date, none of the warrants have been exercised. Interest on the Senior Notes has been paid on April 1 and October 1 of each year since issuance. Approximately $600,000 of the Senior Notes were retired June 1998 in exchange for common stock of the Company, leaving an outstanding principal balance of $2,681,000, which is due September 30, 2002.

          As of June 30, 2002, there were 3,306 warrants outstanding that were issued with the 10% Senior Notes due September 30, 2002, held by approximately 50 warrant holders. The number of potential shares represented by these outstanding warrants is 826,500, or 250 shares for each warrant. The exercise price for the warrants is $2.50 per share, with any unexercised warrants expiring October 1, 2002. The underlying shares from the outstanding warrants were registered for resale pursuant to the Form S-3 Registration Statement discussed in Note 3 - Stock Options and Warrants.

     Notes due September 30, 2004

          In an effort to preserve its working capital, on October 8, 2001, the Company made an offer to its 10% Senior Noteholders, to exchange their 10% Senior Notes due September 30 2002 for 10% Senior Notes due September 30, 2004. These notes were not registered with the Securities and Exchange Commission nor with any state securities commission. The offer of replacement notes was made in reliance upon statutory exemptions available under the Securities Act of 1933 and under applicable state securities statutes.

          Any Noteholder exchanging Senior Notes due September 30, 2002 for Senior Notes due September 30, 2004 was also to receive at no additional consideration one common stock purchase warrant for each $1,000 principal amount of Senior Notes due 2002 that was exchanged. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $1.00 per share.

          The offer to exchange the Senior Notes due September 30, 2002 was extended until April 30, 2002, and has now expired. As of that date, only $457,000 of these Senior Notes had been exchanged for Senior Notes due September 30, 2004, leaving a principal balance of $2,224,000 due September 30, 2002. Of the $457,000 of Senior Notes that were exchanged, approximately $18,000 of the face value was attributable to the value of the warrants issued. Therefore, the face value of these Senior Notes on the Company's balance sheet is $442,000. This $18,000 is being amortized as additional interest expense over the life of the Senior Notes, resulting in approximately an additional $600 of interest expense monthly.

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

     Notes due September 30, 2005

          Because a sufficient number of Noteholders did not accept the Company's offer to exchange their 10% Senior Notes due September 30, 2002 for 10% Senior Notes due September 30, 2004, the Company has undertaken a new Senior Note offering. On June 26, 2002, the Company issued a confidential Private Placement Memorandum for an offering of an aggregate principal amount of a minimum of $500,000 and a maximum of $5,000,000 in unsecured 12% Senior Notes Due September 30, 2005, at 100% of face value, coupled with warrants to purchase 500 shares of the Company's common stock for each $1,000 principal amount of Senior Notes purchased, with the warrants expiring on September 30, 2005. The securities are being offered to existing noteholders in exchange for their current notes, and to new investors. The offering is being made directly by the Company on a best efforts basis and is not being underwritten. The new Senior Note offering will close no later than August 31, 2002, unless extended by the Company, without notice to investors.

          These notes are not being registered with the Securities and Exchange Commission nor with any state securities commission. The Company is relying upon an exemption from registration available under Regulation D, Rule 506, promulgated under the Securities Act of 1933 and also upon statutory exemptions available under the Securities Act of 1933 and under applicable state securities laws.

          The proceeds of the offering will first be used to retire the Senior Notes Due September 30, 2002 and 2004. Thereafter, proceeds, if any, will be used for working capital and other general corporate purposes.

NOTE 5 - EARNINGS PER SHARE

         A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common shares is as follows (in thousands):

                                         Three Months Ended          Six Months Ended
                                                 June 30,                 June 30,
                                         2002          2001        2002            2001
                                         ----          ----        ----            ----

     Weighted average common shares
         Outstanding                     24,026        24,026      24,026          24,159
     Dilutive effect of :
         Stock options                       --            --          --              --
         Warrants                            --            --          --              --
                                         ------        ------      ------          ------
     Weighted average common shares
         outstanding, assuming dilution  24,026        24,026      24,026          24,159
                                         ------        ------      ------          ------


          Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options and warrants (see Note 3 - Stock Options and Warrants and Note 4 - Senior Notes). During the three and six months ended June 30, 2002, stock options and warrants to exercise 4,833,750 shares were excluded from the calculation of diluted earnings per share because they were antidilutive. These options and warrants could be dilutive in the future.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the second quarter of 2002. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the second quarter data of 2002 and 2001.

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

     In 2000, the Company introduced two new product families using the latest in software technologies. Both products complement the Company's CODE motion control family of products. CIMConnect is a next generation design for enabling production equipment in the electronics industries to communicate data to the factory's host computer using the SECS/GEM SEMI (Semiconductor Equipment and Materials International) standard. CIM300 is a family of seven software products that reduces the time required to connect new 300mm semiconductor tools to each other and host computers into a factory by using the new SEMI 300mm standards. Customers find CIM300 to be a technically stronger solution than competitive products.

     On October 23, 2001, Cimetrix introduced CODE 6 with Core Motion after six months of field beta testing at customer sites. A press tour to major industry publications was launched resulting in many online and print copies of the new product. CODE 6 with Core Motion is the result of 18 months of research and development effort resulting in new technology to move motion control from proprietary motion boards onto the PC. This can result in up to a 50% savings in hardware costs for our OEM customers and positions us for the evolution to network based drives. This release also contains many new features such as conveyor tracking and enhanced calibration routines.

Significant Accounting Policies

         Management's discussion and analysis of the Company's financial condition and results are based upon financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). The following accounting policies significantly affect the way the financial statements are prepared.

Revenue Recognition

     The Company derives revenues from three primary sources: 1) sales of software, 2) sales of application engineering services and 3) sales of technical support services. Software sales are derived from the sale of the Company's off-the-shelf software packages in the machine control and communications product lines. Machine control products include items such as CODE 6.0(TM), CIMControl(TM), and CIMulation(TM). Communications products include items such as CIM300(TM), GEM Host Manager(TM) and CIMConnect(TM). Application engineering sales are derived from the sale of services to design, develop and implement custom software applications. Support sales are fixed annual contracts that provide access to technical support personnel for help in the operation or de-bugging of our software products.

         Before the Company will recognize any revenue, the following criteria must be met:

1) Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders and signed OEM contracts are two examples of items accepted by the Company to meet this criteria.

2) Delivery of the products or services must have occurred. We treat either physical or electronic delivery as having met this criteria.

3) The price of the products or services is fixed and measurable. It is the policy of the Company to provide our customers a 30-day right to return. However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon the sale. If the number of returns were to increase substantially, the Company would establish a reserve based on a percentage of sales to account for any such returns.

4) Collectibility of the sale is reasonably assured, receipt is probable. Collectibility of a sale is determined on customer by customer basis. Typically the Company sells to large corporations which have a demonstrated ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

     If a sale involves a bundled package of software, support and services at a discounted price, revenue is allocated to each element based on the respective list price of each. Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately. Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months. Revenue from services is recognized upon delivery of major project milestones. Standard terms for sales are payments are due net 30 (net 60 for foreign customers). On occasion extended payment terms will be offered. Any revenues from sales with terms greater than 12 months are recognized as payments become due.

Allowance for Doubtful Accounts

     The Company maintains a reserve for doubtful accounts, which is for estimated losses resulting from uncollectible accounts receivable. Generally the Company records an allowance for doubtful accounts based on a percentage of overall sales. In addition if collectibility becomes doubtful on any receivable, a reserve is set up for the entire amount.

Statement of Operations Summary

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and six months ended, June 30, 2002 and 2001, respectively:

                                                                     Three Months Ended         Six Months Ended
                                                                           June 30,                 June 30,
                                                                     ------------------         ----------------
                                                                     2002          2001         2002        2001
                                                                     ----          ----         ----        ----

NET SALES                                                            100%          100%         100%        100%
                                                                     ----          ----         ----        ----

OPERATING EXPENSES
     Cost of sales                                                     22            25            21         15
     Selling, marketing and customer support                           45            48            60         36
     Research and development                                          40            58            53         40
     General and administrative                                        62            51            73         37
                                                               ----------     ---------     ---------   --------

         Total operating expenses                                     169           182           208        128
                                                               ----------     ---------     ---------   --------

INCOME (LOSS) FROM OPERATIONS                                         (69)          (82)         (108)       (28)

     Interest income                                                    2            13             3          6
     Interest expense                                                  (8)           (7)          (10)        (5)
     Other gain/loss                                                   (5)           (1)           (3)        (1)
                                                               -----------    ----------    ----------  --------

NET INCOME (LOSS)                                                    (79)%         (77)%        (118)%      (27)%
                                                               -----------    ----------    ----------  ---------


Results of Operations

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months
 Ended June 30, 2001

Net Sales

     Net sales decreased by $58,000, or 6%, to $912,000, for the three months ended June 30, 2002, from $970,000, for the three months ended June 30, 2001. Net sales for the three months ended June 30, 2002, consisted of sales of software (57%), engineering services (25%), and support and training (18%). Net sales for the same period in 2001 consisted of sales of software (71%), engineering services (17%), and support and training (12%).

     The decrease in second quarter sales was primarily the result of a drop in software revenues. Sales to the Company's OEM customers in the robot, SMT and semiconductor markets continue to be negatively impacted by the current economic slowdown. However, during the period ended June 30, 2002, the Company entered into a contract with a significant new OEM customer, bringing its total of OEM contracts to 21.

     Net sales decreased by $1,076,000 or 43%, to $1,431,000 for the six months ended June 30, 2002, from $2,507,000 for the six months ended June 30, 2001. Net sales for the six months ended June 30, 2002, consisted of sales of software (52%), engineering services (26%), and support and training (22%). Net sales for the same period in 2001 consisted of sales of software (77%), engineering services (15%), and support and training (8%).

     The decrease in year-to-date sales was primarily the result of a drop in software revenues. Sales have been significantly below forecast since the second quarter of 2001, due to a slowdown in the electronics industry. The electronics industry has been very cyclical in nature with periods of double-digit growth followed by periods of little or no growth. At the present time, orders for new equipment in the robot, SMT and semiconductor markets, which would include the Company's software products, remain significantly below prior periods. Competitive pressures may also be contributing to the drop in revenues, but is not quantifiable.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base. Management hopes that the electronics industry is starting to recover and that orders for new equipment increase.

Major Customers

     Sales to two non-affiliated customers accounted for 10% and 14% of the Company's revenues for the three months ended June 30, 2002, respectively. Sales to two different non-affiliated customers accounted for 14% and 21%, respectively, of the Company's revenues for the three months ended June 30, 2001. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively.

     Sales to one non-affiliated customer accounted for 11% of the Company's revenues for the six months ended June 30, 2002, which is the same customer that accounted for 14% of the Company's revenues for the three months ended June 30, 2002. Sales to three non-affiliated customers accounted for 10%, 10% and 11% of the Company's revenues for the six months ended June 30 2001, respectively. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the six months ended June 30, 2002 and 2001, respectively.

     Sales to Aries, Inc., the Company's Japanese affiliate, accounted for 13% and 19% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively. Sales to Aries accounted for 12% and 16% of the Company's revenues for the six months ended June 30, 2002 and 2001, respectively.

     Export sales were approximately 39% and 45% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively. Export sales were approximately 38% and 48% for the six months ended June 30, 2002 and 2001, respectively. All export sales were made in US dollars.

     Export sales to countries that exceeded 10 percent of net sales were as follows:

              Three Months Ended               Six Months Ended
                   June 30,                         June 30,
              2002          2001             2002            2001
              ------------------             --------------------

 Japan         24%           24%              21%             20%
 Germany        *             *                *              18%

 ------------------------------
 * Less than 10%



Cost of Sales

     Cost of sales decreased by $39,000, or 16%, to $203,000 for the three months ended June 30, 2002, from $242,000 for the comparable period in 2001. Cost of sales decreased by $67,000, or 18%, to $307,000 for the six months ended June 30, 2002, from $374,000 for the comparable period in 2001. These decreases were attributable in part to a reduction in the sale of outside engineering services due to an overall slowdown in sales, and were within normal operating fluctuations. While the Company's focus is on the sale of software products, it does provide application and integration services to its customers that want to purchase a complete turnkey system. These services are performed both internally and through resellers and distributors. These decreases were also attributable to the fact that the Company began classifying reserves taken for bad debt as a General and Administrative expense in 2002, whereas in 2001 they were classified as a Cost of Sales expense.

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs decreased by $57,000, or 12%, to $409,000 for the three months ended June 30, 2002, from $466,000 for the comparable period in 2001. The same expenses decreased by $34,000, or 4%, to $857,000 for the six months ended June 30, 2002, from $891,000 for the comparable period in 2001. These decreases were due to the consolidation of operations from the Company's semiconductor division, which was located in Los Gatos, California into its Salt Lake City, Utah headquarters in March 2002. The Company continues to invest in general corporate marketing and outside public relations services in an effort to expand the Company's customer base.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses decreased by $205,000, or 36%, to $361,000 for the three months ended June 30, 2002, from $566,000 for the comparable period in 2001. These same expenses also decreased by $254,000, or 25%, to $760,000 for the six months ended June 30, 2002, from $1,014,000 for the comparable period in 2001. This decrease was due to a reduction in the number of software development personnel. As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment.

     While shifting its emphasis, significant investment in research and development is still required for new product development and maintenance to existing products. The Company expects to incur research and development expenses of approximately $1,400,000 during 2002, compared to approximately $1,900,000 during 2001. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

     General and administrative expenses increased by $68,000, or 14%, to $564,000 for the three months ended June 30, 2002, from $496,000 for the comparable period in 2001. These same expenses also increased by $133,000, or 15%, to $1,050,000 for the six months ended June 30, 2002, from $917,000 for the comparable period in 2001. This increase was due in part to additional reserves taken for bad debt, which beginning in 2002, were classified as General and Administrative Expenses rather than as a Cost of Sales expense. Such reserves have been accrued due to the slow economy. This increase was also due in part to a one-time expense of $43,190 for the extension of the expiration dates of 219,000 stock options that are held by former Board of Directors of the Company (See Note 3 - Stock Options and Warrants, to the Consolidated Condensed Financial Statements above). All other general and administrative expenses, taken as a whole, decreased slightly for the year, and are considered within normal operating fluctuations.

     It is important to note that General and Administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the six months ended June 30, 2002 was approximately $217,000, or 21%, of all general and administrative expenses, compared to $374,000, or 42%, for the same period in 2001. This decrease was attributable to the write-off of technology assets at December 31, 2001.

Other Income (Expenses)

     Interest income decreased by $107,000, or 84%, to $21,000 for the three months ended June 30, 2002, from $128,000 for the comparable period in 2001. Interest income also decreased by $124,000, or 78%, to $36,000 for the six months ended June 30, 2002, from $160,000 for the comparable period in 2001. These decreases were due to a reduction in the Company's cash reserves that were used to fund operations, and a reduction in the rate of interest the Company earned on its cash reserves, due to market conditions and an overall drop in interest rates.

     Interest expense increased $3,000, or 2%, to $137,000 for the six months ended June 2002, from $134,000 for the comparable period in 2001. All interest expense is attributable to the Company's 10% Senior Notes, with interest expense accrued monthly and being payable April 1 and October 1 of each year. This increase was due to the amortization of bond discount, that is attributable to the 457 warrants issued with the Senior Notes due 2004, resulting in additional interest expense per month over the life of the securities. (See Note 4 - Senior Notes, to the Consolidated Condensed Financial Statements above.)

     Other gains/(losses) increased $44,000, or 880%, to $49,000 for the three and six months ended June 30, 2002, from $5,000 for the comparable periods in 2001. This increase was due to the disposal of marketable securities. The Company's marketable securities are held in conservative bond funds and can fluctuate values from time to time. The Company believes that its current marketable securities will increase in value and its unrealized gains will offset any realized losses.

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

     While management believes that the Company does have sufficient working capital to maintain its current level of operations for the remainder of fiscal 2002, it does not have sufficient capital to maintain its current level of operations and also retire the 10% Senior Notes due September 30, 2002. Therefore, management is seeking to raise additional financing through a private offering of debt securities in order to retire its current debt (See Note 4 - Senior Notes, to the Consolidated Condensed Financial Statements above). While management hopes that the private offering of notes will raise sufficient funds to retire the Company's Seniors Notes due September 30, 2002, there can be no assurance that this will be the case.

     It is critical to the Company's cash flow that the Company succeed in selling approximately $2,200,000 of the new Senior Notes due September 30, 2005 through either the exchange of existing notes that are due September 2002, or through the sale of Senior Notes to new noteholders, or a combination of exchanges and sales. This would free up that amount of working capital, which will be needed to fund operations if the Company's operating results do not improve.

     Future liquidity will also be dependent upon the Company's ability to generate cash flow from operations, management of its trade receivables. Since inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. The current operating deficit makes obtaining working capital through traditional bank loans or credit lines more difficult.

     At June 30, 2002, the Company had cash and other current assets of $2,979,000, and current liabilities of $3,144,000, resulting in a working capital deficit of $165,000, as compared to working capital of $1,308,000 at December 31, 2001. This decrease in working capital of $1,473,000 was due to the use of working capital to fund operations for the year.

     Cash used in operating activities for the six months ended June 30, 2002 was $491,000, compared to cash used in operating activities of $266,000, for the same period in 2001. The negative cash flow year to date resulted primarily from the net loss from operations of $1,693,000. The Company's trade receivables also decreased by $930,000 to $782,000 for the six months ended June 30, 2002, from $1,712,000 at December 31, 2001, due to the collection of such receivables and low sales volume.

     Cash provided by investing activities for the period ended June 30, 2002 was $342,000, compared to cash provided by investing activities of $162,000 for the same period in 2001. This increase resulted from the sale of marketable securities held for investment.

     The Company has not been adversely affected by inflation but does believe that technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of our customer's product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers accounted for 39% and 45% of the Company's net sales for the three months ended June 30, 2002 and 2001, respectively.

Factors Affecting Future Results

     Second quarter revenues decreased slightly compared to the prior year, coming in below the Company's target revenue of $1,000,000 for the quarter. The economic slowdown has led to significant delays in placing orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. Because of this, Management continues to invest heavily in sales and marketing efforts in order to expand its customer base. Management remains hopeful that these new customers will provide the needed revenues to sustain operations.

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

Certain Risk Factors

     Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect its financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act Of 1995. Most of these factors have been discussed in prior filings by the Company with the Securities and Exchange Commission. Although the Company has attempted to list several of the factors that it is currently aware may have an impact on its operations, other factors may in the future prove to be important and the following list should not necessarily be considered comprehensive.

Risk of Default on Senior Notes Due September 30, 2002

     There is a significant risk that the Company will not be able to pay the 10% Senior Notes due September 30, 2002. (See Note 4-Senior Notes, to the Consolidated Condensed Financial Statements above.) This default could cause the Company to become insolvent and may force the Company to consider seeking bankruptcy protection under Federal bankruptcy law. This default could also cause other material, adverse problems to the Company and could result in our shareholders and noteholders receiving nothing in return for their investment in the Company.

Operating Losses, Accumulated Deficit

     The financial statements of the Company as of June 30, 2002, reflect a net loss of $1,693,000, and an accumulated deficit of $25,801,000. As of that date, the Company had a deficit of working capital of $165,000. Losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

Dependence Upon Customers

     A large percentage of the Company's sales is to only a few customers. (See "Major Customers" under Item 2, Management's Discussion and Analysis, "Results of Operations".) The loss of any customer's business could have a material adverse effect on the Company. Additionally, the quantity of each customer's business with the Company depends substantially upon market acceptance of the customer's products that utilize the Company's software products and upon the development cycle of the customer's products. The nature of the Company's business is such that it will likely continue to have few customers accounting for a significant portion of its business from time to time.

Risk of Technological Changes

     The markets for the Company's products are new and emerging and as such these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions. The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time. Accordingly, the life cycle of the Company's products is difficult to estimate. The Company's future success will depend in large part on its ability to enhance its products and develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and gain a competitive advantage.

Dependence Upon Key Personnel

     The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert H. Reback, President and CEO, David P. Faulkner, Executive Vice President and Managing Director of Machine Control Products, Michael D. Feaster, Vice President of Software Development and Steven
K. Sorensen, Vice President and Chief Engineer. The loss of any member of the Company's senior management team could adversely affect the Company's business prospects. The Company does not maintain key-man insurance for any of its key management personnel.

     For a more complete discussion of these risk factors, the reader should refer to the Company's Annual Report filed on Form 10-K, for the period ended December 31, 2001, filed March 31, 2002.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including cash equivalents, accounts receivable, and lines of credit, is not material.




                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Litigation with Steven D. Hausle, et al,

     On April 12, 2002, Steven D. Hausle, Daniel J. Garnett M.D., Stephanie A. Garnett, Axcient Corporation, and Ronald Tripiano, as plaintiffs, filed suit against the Company, Robert H. Reback and Randall A. Mackey, as defendants, in United States District Court, Northern District of California, San Jose Division, Case Number C02-01769. The complaint alleges breach of oral and written contract, fraud, negligent misrepresentation, breach of privacy, unfair competition, wrongful termination, negligence and shareholder derivative claims for breach of fiduciary duties, constructive fraud, negligence, and seeks injunctive and declaratory relief. The plaintiffs are demanding $16,000,000 and a jury trial.

     In response to the complaint, the Company filed a motion to dismiss and/or transfer. Messrs. Reback and Mackey also filed a motion to dismiss and/or transfer. Although the court issued "Tentative Rulings" granting and denying various aspects of the motions, a final ruling on the motions has yet to be issued. The Company still believes the complaint is without merit and intends to continue to vigorously defend the action. On May 16, 2002, the Company filed an action in the United States District Court, District of Utah, Case Number 2-02CV-0484K asserting certain claims against Mr. Hausle and Axcient Corporation. No response has been filed, as the date to do so has not passed.

ITEM 2.  CHANGES IN SECURITIES

     On July 12, 2002, the Company entered into an agreement with Positio, Inc., which provides investor and public relations services for the Company, to pay $4,500 per month of Positio's fees, in Company common stock. The agreement extends from May through September 2002, for a total of $22,500 to be paid in Company stock. The number of shares issued is based on the closing stock price on the OTC Bulletin Board, on the 25th day of each month. On May 25th the closing price for the Company's stock was $.32, resulting in 14,062 (4,500/.32) shares being issued to Positio. On June 25, 2002, the closing price was $.28, resulting in 16,071 (4,500/.28) shares being issued to Positio.

     The shares being issued under this agreement have not been, and will not be registered with the Securities and Exchange Commission nor with any state securities commission. The shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933 and under applicable state securities statutes. This is an isolated transaction and is not a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The annual meeting of shareholders of the Company was held on Saturday, June 1, 2002, with proxies for the meeting solicited by the Company's Board of Directors, pursuant to Regulation 14A under the Securities and Exchange Act of 1934. Matters voted on at the meeting were as follows: the election of four directors, the approval of amendment to the 1998 Stock Option Plan to authorize an additional 1,000,000 shares of common stock to be made available for issuance under the plan, and the ratification of Tanner + Co. as the Company's independent public accountants. There was no proxy solicitation in opposition to management's proposals or nominees for election as directors.



All three proposals were approved and adopted by the margins indicated below:

1. To elect four directors to the Company's Board of Directors to serve for one-year terms.

                                                    Number of Shares
                                           For                          Withheld
                                           ---                          --------
Dr. Lowell K. Anderson                     20,697,032                    249,215
Richard Gommermann                         20,843,332                    102,915
Joe K. Johnson                             20,847,139                     99,108
Randall A. Mackey                          20,847,557                     98,690


2. To amend the Company's 1998 Stock Option Plan, to authorize an additional 1,000,000 shares of common stock to be made available for issuance under the plan.

                                           For:                       20,389,109
                                           Against:                      498,306
                                           Abstain:                       58,832


3. To ratify the appointment of Tanner + Co. as the Company's independent public accountants.

                                           For:                       20,881,656
                                           Against:                       23,890
                                           Abstain:                       40,701



ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)      Exhibit listing

         The following exhibits are provided with this report:

Exhibit
  No.    Description
-------  -----------
3.1      Articles of Incorporation (1)
3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3      Amended Bylaws
10.1     Lease with Capitol Properties Four, L.C. (3)
10.2     1998 Incentive Stock Option Plan (4)
10.3     Security Agreement with Michael and Barbara Feaster (5)
10.4 Employment Agreement with Robert H. Reback, President and Chief Executive Officer (6)
10.5 Employment Agreement with David P. Faulkner, Executive Vice President and Managing Director of Machine Control Products (6)
10.6 Employment Agreement with Michael D. Feaster, Vice President of Software Development (6)
10.7 Employment Agreement with Steven K. Sorensen, Vice President and Chief Technical Officer (6)
10.8 Employment Agreement with Riley G. Astill, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (6)
10.9     Amendment 1 to 1998 Incentive Stock Option Plan (7)
10.10    Amendment 2 to 1998 Incentive Stock Option Plan (8)
10.11    Form of Indemnification Agreement with directors and officers
10.12    Settlement Agreement and Mutual Release with Peter Manley and Jana
         Manley
99.1 Certificate of Cimetrix Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certificate of Cimetrix Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------
 (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 (2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
 (3) Incorporated by reference from the Registration Statement on Form S-2,
     File No. 333-60, as filed on July 2, 1997.
 (4) Incorporated by reference to Proxy Statement on Schedule 14A dated
     April 20, 1998.
 (5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001.
 (6) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
 (7) Incorporated by reference to Proxy Statement on Schedule 14A dated
     April 30, 2001, as filed on May 14, 2001.
 (8) Incorporated by reference to Proxy Statement on Schedule 14A dated
     April 30, 2002, as filed on April 30, 2002.

(b)      Reports on Form 8-K

     No Current Report on Form 8-K was filed by Cimetrix, Incorporated during the quarter ended June 30, 2002.

     Subsequent to quarter end, on July 17, 2002, the Company filed an 8-K announcing the appointment of Robert H. Reback, the Company's President and CEO, as a director of the Company. Mr. Reback will remain as President and CEO and serve as a director until the next shareholder's meeting at which directors are elected.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: August 14, 2002               By: /s/ Robert H. Reback
                                     ------------------------
                                     ROBERT H. REBACK
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     By: /s/ Riley G. Astill
                                     -----------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance, Treasurer
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)