Form 10-Q
period 2002-09-30
CIMETRIX INC
filed 2002-11-15
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From________ to_________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
      The number of shares outstanding of the registrant's common stock as of November 14, 2002: Common stock, par value $.0001 - 24,116,593

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

    a) Consolidated Condensed Statements of Operations.........................3
    b) Consolidated Condensed Balance Sheets...................................4
    c) Consolidated Condensed Statements of Cash Flows.........................5
    d) Notes to Consolidated Condensed Financial Statements....................7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........22

Item 4.  Controls and Procedures..............................................22



                            PART II Other Information

Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities................................................23

Item 3.  Defaults Upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................24

Signatures....................................................................25

Certifications................................................................26

                                                              PART 1 - FINANCIAL INFORMATION
                                                              ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                                                                                         CIMETRIX INCORPORATED
                                                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                            (In thousands, except per share and share amounts)
                                                                                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                    ----------------------------    --------------------------
                                                          2002           2001             2002            2001
                                                          ----           ----             ----            ----

NET SALES                                           $      636     $      654      $     2,067     $     3,161
                                                    ----------     ----------      -----------     -----------

OPERATING EXPENSES
     Cost of sales                                         163            118              470             492
     Selling, marketing and customer support               435            518            1,292           1,409
     Research and development                              335            448            1,094           1,462
     General and administrative                            427            525            1,478           1,442
                                                    ----------     ----------    -------------   -------------

         Total operating expenses                        1,360          1,609            4,334           4,805
                                                    ----------     ----------    -------------   -------------

INCOME (LOSS) FROM OPERATIONS                             (724)          (955)          (2,267)         (1,644)
                                                    -----------    -----------   --------------  --------------

OTHER INCOME (EXPENSES)
     Interest income                                        10             31               47             192
     Interest expense                                      (71)           (67)            (209)           (201)
     Other Gain/(Loss)                                       -             (3)             (49)             (8)
                                                    ----------     -----------   --------------  --------------

         Total other income (expense)                      (61)           (39)            (211)            (17)
                                                    -----------    -----------   --------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                         (785)          (994)          (2,478)         (1,661)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -                -               -

NET  INCOME (LOSS)                                  $     (785)    $     (994)     $    (2,478)    $    (1,661)
                                                    ===========    ===========     ============    ============

BASIC INCOME (LOSS) PER
COMMON SHARE                                        $    (.03)     $    (.04)      $      (.10)    $      (.07)
                                                         =====          =====             =====           =====

DILUTED INCOME (LOSS) PER
COMMON SHARE                                        $    (.03)     $    (.04)      $      (.10)    $      (.07)
                                                         =====          =====             =====           =====

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC                                  24,054,000     24,026,000        24,035,000      24,114,000
                                                    ==========     ==========        ==========      ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING, DILUTED                                24,054,000     24,026,000        24,035,000      24,114,000
                                                    ==========     ==========        ==========      ==========






                                       See notes to consolidated condensed financial statements



                                                                               CIMETRIX INCORPORATED
                                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                (In thousands, except share amounts)

                                                                                              ASSETS

                                                                     September 30,        December 31,
                                                                              2002                2001
                                                                      ------------        ------------
                                                                        (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                        $        209        $        743
     Restricted cash-bond subscriptions                                        275                  --
     Marketable Securities                                                   1,038               1,785
     Accounts receivable, net                                                  631               1,712
     Inventories                                                               132                 156
     Prepaid expenses and other current assets                                  44                  83
                                                                      ------------        ------------
         Total current assets                                                2,329               4,479

Property and equipment, net                                                    190                 230
Technology, net                                                              1,922               2,120
Other assets                                                                    94                  25
                                                                      ------------        ------------

                                                                      $      4,535        $      6,854
                                                                      ============        ============

                                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $        273        $        262
     Accrued expenses                                                          236                 504
     Deferred revenue                                                          252                 181
     Bond subscriptions received                                               275                  --
     Current portion, senior notes                                             982               2,224
                                                                      ------------        ------------
         Total current liabilities                                           2,018               3,171

LONG TERM DEBT, net of current portion                                       1,686                 439
                                                                      ------------        ------------
         Total Liabilities                                                   3,704               3,610

REEDEMABLE COMMON STOCK                                                        224                 224

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized, 24,116,593 and 24,457,690 shares issued
        and outstanding, respectively                                            2                   2
     Additional paid-in capital                                             27,991              27,926
     Treasury stock, at cost                                                  (800)               (800)
     Accumulated deficit                                                   (26,586)            (24,108)
                                                                      ------------        ------------

         Net Stockholders' Equity                                              607               3,020
                                                                      ------------        ------------

                                                                      $      4,535        $      6,854
                                                                      ============        ============


                                      See notes to consolidated condensed financial statements



                                                                                  CIMETRIX INCORPORATED
                                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   (In thousands, except share amounts)
                                                                                            (Unaudited)

                                                                                      Nine Months Ended
                                                                                          September 30,
                                                                              2002                 2001
                                                                              ----                 ----
Cash Flows from Operating Activities:
     Net loss                                                         $     (2,478)       $      (1,661)
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                         329                  558
         Increase in receivables allowance account                             272                  150
         Write-off of accounts receivable                                       --                  223
         Common stock issued for services                                       22                   --
         Options issued for services                                            43                   --
         Loss on sale of marketable securities                                  49                   --
         Bond discount related to warrants                                       5                   --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                       809                   32
              (Increase) decrease in inventory                                  24                 (44)
              (Increase) decrease in prepaid expenses                           39                    5
              Increase (decrease) in accounts payable                           11                   76
              Increase (decrease) in accrued expenses                         (268)                (252)
              (Increase) decrease in other assets                              (69)                  30
              Increase (decrease) in customer deposits                          71                  177
                                                                      -------------       --------------

                  Net cash flow (used in) operating activities              (1,141)                (706)
                                                                      -------------       --------------


Cash Flows from Investing Activities:
     Purchase of property and equipment, net of retirements                    (91)                 (46)
     Proceeds from sale of marketable securities                             2,503                   --
     Purchase of marketable securities                                      (1,805)                  --
     Purchase of technology                                                     --                 (215)
     Payments received on note receivable                                       --                  416
                                                                      ------------        -------------

                  Net cash flow provided by investing activities               607                  155
                                                                      ------------        -------------

Cash Flows from Financing Activities:
     Purchase of treasury stock                                                 --                  (49)
     Payments on notes payable                                                  --                  (27)

                  Net cash flow used in financing activities                    --                  (76)
                                                                      ------------        --------------

Net Decrease in Cash and Cash Equivalents                                     (534)                (627)
Cash and Cash Equivalents at the Beginning of Period                           743                3,525
                                                                      ------------        -------------
Cash and Cash Equivalents at the End of Period                        $        209        $       2,898
                                                                      ============        =============


                                       See notes to consolidated condensed financial statements




                                                                             -5-


                                                                                  CIMETRIX INCORPORATED
                                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   (In thousands, except share amounts)
                                                                                            (Unaudited)

(CONTINUED)


                                                                                     Nine Months Ended
                                                                                         September 30,
                                                                              2002                2001
                                                                              ----                ----

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                     $        134       $         134
         Income taxes                                                            2                  27

Supplemental Schedule of Non-cash Investing and Financing
Activities:
     The Company received back 400,000 shares of its common                     --                 749
     stock that had been issued to acquire technology.  This
     resulted in a decrease of technology of $749 and a
     corresponding decrease in stockholders' equity.

     As of September 30, 2002, the Company had received                        275                  --
     $275,000 in bond subscriptions for its new Senior
     Notes due September 30, 2005. This cash was restricted and therefore excluded from cash and cash equivalents
     calculations.























                                            See notes to consolidated condensed financial statements


                                                           CIMETRIX INCORPORATED
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation - The accompanying unaudited condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has significant liabilities in the form of Senior Notes payable that came due September 30, 2002 (See Note 4 - Senior Notes, below). Payment in full of the Senior Notes would substantially decrease the amount of working capital available to fund ongoing operations. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy these liabilities and sustain operations. These factors may indicate the Company's inability to continue as a going concern.

          The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing in the form of a new offering of Senior Notes (See Note 4 - Senior Notes, below).

NOTE 3 - STOCK OPTIONS AND WARRANTS

          As of September 30, 2002 and November 14, 2002, the Company had a significant number of derivative securities outstanding, in the form of stock options and warrants representing a potential total of 4,003,250 and 4,736,250 shares of common stock, respectively, which are summarized in the following table with detail of each in the subsequent tables.

                                     Strike     # Outstanding      # Outstanding
     Description                     Price      September 30,       November 14,
                                                        2002                2002
     ---------------------------------------------------------------------------
     1998 Stock Option Plan        $1.00-3.50      3,310,000           3,310,000
     Directors Stock Option Plan   $1.00-3.50        579,000             579,000
     Warrants                      $0.35-1.00        114,250             847,250
                                                   ---------           ---------
          Total Options and Warrants               4,003,250           4,736,250

1998 Incentive Stock Option Plan as of September 30, 2002 and November 14, 2002
-------------------------------------------------------------------------------

          As of September 30, 2002, there were issued and outstanding to the Company's employees, options for the purchase of 3,310,000 shares of the Company's common stock, under the Company's 1998 Incentive Stock Option Plan as amended. The following table summarizes the quantity and exercise prices of the options.

                            Option
                            Price                 Quantity
                            ------------------------------
                            $1.00                2,022,500
                            $2.50                  877,500
                            $3.00                  360,000
                            $3.50                   50,000
                                                    ------
                            Total Options        3,310,000

          Approximately 452,000 of the shares underlying these outstanding options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. A total of 4,000,000 shares of common stock have been reserved for issuance under the plan. The existing options will begin to expire in December 2002 and continue to expire through November 2006.

Directors Stock Option Plan as of September 30, 2002 and November 14, 2002
--------------------------------------------------------------------------

          As of September 30, 2002, there were issued and outstanding options for the purchase of 579,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. The following table summarizes the quantity and exercise prices of the options.

                            Option
                            Price                 Quantity
                            $1.00                  225,000
                            $2.50                  258,000
                            $3.50                   96,000
                                                    ------
                            Total Options          579,000


          Approximately 162,000 of these options are registered for resale, pursuant to the Form S-3 Registration Statement discussed earlier in this note. In May 2002, 219,000 of the above options, which are held by former Board of Directors of the Company, were extended for an additional five years beyond their original expiration dates. The directors and former directors options begin to expire in January 2003 and continue to expire through January 2012.

Warrants
--------

          The following table summarizes the quantity and exercise price of outstanding warrants.

                        Strike      # Underlying Shares      # Underlying Shares
Description              Price       September 30, 2002        November 14, 2002
--------------------------------------------------------------------------------
2001 Series Warrants     $1.00                  114,250                  114,250
2002 Series Warrants     $0.35                        0                  733,000
                                                -------                  -------
Total Warrants                                  114,250                  847,250

          The Company also had 1997 Series Warrants issued November 1997 to purchasers of the Company's 10% Senior Notes due September 30, 2002. A total of 3,306 warrants were issued, with each warrant entitling the holder to purchase 250 shares of common stock at $2.50 per share, or a total of 826,500 shares. All of the 1997 Series Warrants expired on September 30, 2002, none having been exercised, and have been excluded from the above table.

          The 2001 Series Warrants were issued November 2001 to purchasers of the Company's 10% Senior Notes due September 30, 2004, discussed below in
     Note 4 - Senior Notes. A total of 457 warrants were issued, with each warrant entitling the holder to purchase 250 shares of common stock at $1.00 per share, or a total of 114,250 shares. These warrants became exercisable anytime after November 1, 2001 and on or before September 30, 2004, provided the shares issuable have been registered under the Securities Act of 1933, as amended, and either registered or qualified for an exemption under any applicable state securities laws. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the 2001 Series Warrants. To date, none of the 2001 Series Warrants have been exercised. The 2001 Series Warrants will expire on September 30, 2004.

          The 2002 Series Warrants were issued October 2002 to purchasers of the Company's 12% Senior Notes due September 30, 2005, discussed below in Note 4-Senior Notes. A total of 1,466 warrants were issued, with each warrant entitling the holder to purchase 500 shares of commons stock at $0.35 per share, or a total of 733,000 shares. These warrants became exercisable anytime after October 1, 2002 and on or before September 30, 2005, provided the shares issuable have been registered under the Securities Act of 1933, as amended, and either registered or qualified for an exemption under any applicable state securities laws. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the 2002 Series Warrants. To date, none of the 2002 Series Warrants have been exercised. The 2002 Series Warrants will expire on September 30, 2005.

NOTE 4 - SENIOR NOTES

          As of September 30, 2002, and November 14, 2002, the Company had $2,681,000 and $ 2,459,000 of debt in the form of Senior Notes, respectively, which are summarized in the following table with the detail of each explained below.

                                                $ Outstanding      $ Outstanding
     Description                                September 30,       November 14,
                                                         2002               2002
     ---------------------------------------------------------------------------
     10% Senior Notes due September 30, 2002       $2,224,000           $982,000
     10% Senior Notes due September 30, 2004          457,000             11,000
     10% Senior Notes due September 30, 2005                -          1,466,000
                                                   ----------         ----------
          Total Senior Notes Outstanding           $2,681,000         $2,459,000


     10% Senior Notes due September 30, 2002
     ---------------------------------------

          In November 1997, the Company issued approximately $3.3 million of 10% Senior Notes due September 30, 2002. Interest on the Senior Notes has been paid on April 1 and October 1 of each year since issuance. Approximately $600,000 of the Senior Notes were retired June 1998 in exchange for common stock of the Company, leaving an outstanding principal balance of $2,681,000. An additional $457,000 was retired as of April 30, 2002, in exchange for new notes due September 30, 2004, which notes are discussed below, leaving a principal balance of $2,224,000 due September 30, 2002. Subsequent to the end of the quarter, another $1,242,000 of the notes were retired. Of this amount, $744,000 was exchanged for new notes due September 30, 2005, with the remaining amount of $498,000 being paid out in cash. (See Notes due September 30, 2005 discussed below) leaving a principal unpaid balance of $982,000, as of the time of the filing of this report.

          The certificates representing the $982,000 are currently involved with a Receivership established by the United States District Court for the District of Columbia in 2000 in the case of The Securities and Exchange Commission v. Paul A. Bilzerian et al. (Civil Action No. 89-1854 (SSH)). The Company has requested that the Receivership accept 50% payment of its $110,000 note and roll over 50% of the $110,000 into a new note due September 30, 2005. There has been indication that the Receiver would seek approval to accomplish the foregoing, however formal action has yet to be consummated. With respect to two other notes ($500,000 and $372,000 respectively) totaling $872,000, an arrangement for 50% payment and 50% roll over has not been accepted at this point. However, these notes are under the jurisdiction of the court. With respect to the $372,000 note, the Receiver intends to seek approval from the court to approve payment of 50% of the note and to roll over the other 50% into a new note due September
     30, 2005. At present, at the request of the Receiver, a temporary restraining order is in place, which includes preventing taking steps to effect payment demand of the aforesaid notes so as to be able to resolve the matter of payment and roll over. The Company would be able to pay 50% of all three of the aforesaid notes. The temporary restraining order entered on November 4, 2002 has been extended to November 18, 2002 and the Receiver has filed a motion to further extend the temporary restraining order.


     10% Senior Notes due September 30, 2004
     ---------------------------------------

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

          Any Noteholder exchanging Senior Notes due September 30, 2002 for Senior Notes due September 30, 2004 also received at no additional consideration one common stock purchase warrant for each $1,000 principal amount of Senior Notes due 2002 that was exchanged. Each warrant entitles the holder to purchase 250 shares of the Company's common stock for $1.00 per share. See Note 3 - Stock Options and Warrants, above. The warrants that were issued in connection with the Senior Notes due September 30, 2004 represent 114,250 potential shares, with any unexercised warrants expiring September 30, 2004. These warrants are exercisable anytime after November 1, 2001 and on or before September 30, 2004 as a whole, in part, or in increments.

          The offer to exchange the Senior Notes due September 30, 2002 was extended from the original date of February 28, 2002 until April 30, 2002. As of that date, $457,000 of these Senior Notes had been exchanged for Senior Notes due September 30, 2004, leaving a principal balance of $2,224,000 due September 30, 2002. Of the $457,000 of Senior Notes that were exchanged, approximately $18,000 of the face value was attributable to the value of the warrants issued. Therefore, the face value of these Senior Notes on the Company's balance sheet is $444,000. This $18,000 is being amortized as additional interest expense over the life of the Senior Notes, resulting in approximately an additional $600 of interest expense monthly.

          Subsequent to the end of the quarter, $446,000 of the total $457,000 of notes due September 30, 2004 were exchanged for notes due September 30, 2005, leaving a principal balance due of $11,000 on the 2004 notes.

     12% Senior Notes due September 30, 2005
     ---------------------------------------

          Because a sufficient number of Noteholders did not accept the Company's offer to exchange their 10% Senior Notes due September 30, 2002 for 10% Senior Notes due September 30, 2004, the Company has undertaken a new Senior Note offering. On June 26, 2002, the Company issued a confidential Private Placement Memorandum for an offering of an aggregate principal amount of a minimum of $500,000 and a maximum of $5,000,000 in unsecured 12% Senior Notes Due September 30, 2005, at 100% of face value, coupled with warrants to purchase 500 shares of the Company's common stock for each $1,000 principal amount of Senior Notes purchased, with the warrants expiring on September 30, 2005. The securities are being offered to existing noteholders in exchange for their current notes, and to new investors. The offering is being made directly by the Company on a best efforts basis and is not being underwritten. The new Senior Note offering was to close no later than August 31, 2002, but has extended by the Company until November 30, 2002, to allow the Receivership appointed by the United States District Court for the District of Columbia additional time to consider whether or not to participate in the offering.

          These Senior Notes are not being registered with the Securities and Exchange Commission nor with any state securities commission. The Company is relying upon an exemption from registration available under Regulation D, Rule 506, promulgated under the Securities Act of 1933 and also upon statutory exemptions available under the Securities Act of 1933 and under applicable state securities laws.

          At the time of the filing of this document a total of $1,466,000 had been received by the Company from investors in this offering either in cash or exchanged Senior Notes. The proceeds of the offering will first be used to retire the Senior Notes Due September 30, 2002. Thereafter, proceeds, if any, will be used for working capital and other general corporate purposes.

          Any Noteholder exchanging Senior Notes due September 30, 2002 or 2004 for Senior Notes due September 30, 2005 also received at no additional consideration one common stock purchase warrant for each $1,000 principal amount of Senior Notes due 2002 that was exchanged. Each warrant entitles the holder to purchase 500 shares of the Company's common stock for $0.35 per share. See Note 3 - Stock Options and Warrants, above.

NOTE 5 - EARNINGS PER SHARE

         A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common share is as follows (in thousands):

                                               Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                               2002          2001            2002         2001
                                               ----          ----            ----         ----


     Weighted average common shares
         outstanding                         24,054        24,026          24,035       24,114
     Dilutive effect of :
         Stock options                           --            --              --           --
         Warrants                                --            --              --           --
                                             ------        ------          ------       ------
     Weighted average common shares
         outstanding, assuming dilution      24,054        24,026          24,035       24,114
                                             ------        ------          ------       ------



          Weighted average common shares outstanding, assuming dilution, would normally include the incremental shares that would be issued upon the assumed exercise of stock options and warrants (see Note 3 - Stock Options and Warrants and Note 4 - Senior Notes). However, during the three and nine months ended September 30, 2002, stock options and warrants to exercise 4,003,250 shares were excluded from the calculation of diluted earnings per share because they were antidilutive. These options and warrants could be dilutive in the future.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------


     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the third quarter of 2002. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the third quarter data of 2002 and 2001.

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

Overview of Products

     The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling motion-oriented equipment that operates on the factory floor. The Company introduced its first motion control products (CODE) in 1989, and has developed considerable expertise through working with demanding original equipment manufacturer (OEM) customers.

     In 2000, the Company introduced two new product families using the latest in software technologies. Both products complement the Company's CODE motion control family of products. CIMConnect is a next generation design for enabling production equipment in the electronics industries to communicate data to the factory's host computer using the SECS/GEM SEMI (Semiconductor Equipment and Materials International) standard. CIM300 is a family of seven software products that reduces the time required to connect new 300mm semiconductor tools to each other and host computers into a factory by using the new SEMI 300mm standards. Customers find CIM300 to be a technically stronger solution than competitive products.
                                      -12-

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

Significant Accounting Policies

     Management's discussion and analysis of the Company's financial condition and results are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following accounting policies significantly affect the way the financial statements are prepared.


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

         Before the Company will recognize any revenue, the following criteria must be met:

     1) Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders and signed OEM contracts are two examples of items accepted by the Company to meet this criterion.

     2) Delivery of the products or services must have occurred. We treat either physical or electronic delivery as having met this criterion.

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

     If a sale involves a bundled package of software, support and services at a discounted price, revenue is allocated to each element based on the respective list price of each. Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately. Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months. Revenue from services is recognized upon delivery of major project milestones. Standard payment terms for sales are net 30 (net 45 - 60 for foreign customers). On occasion extended payment terms will be offered. Revenues from sales with terms greater than net 90 days are generally recognized as payments become due.

Allowance for Doubtful Accounts

     The Company maintains a reserve for doubtful accounts, which is for estimated losses resulting from uncollectible accounts receivable. Generally the Company records an allowance for doubtful accounts based on a percentage of overall sales. In addition if collectibility becomes doubtful on any receivable, a reserve is set up for the entire amount.

Statement of Operations Summary

         The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and nine months ended, September 30, 2002 and 2001, respectively:

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                 ------------------------        --------------------
                                                                      2002           2001         2002           2001
                                                                      ----           ----         ----           ----

NET SALES                                                             100%           100%         100%           100%
                                                                      ----           ----         ----           ----

OPERATING EXPENSES
     Cost of sales                                                     26             18             23            16
     Selling, marketing and customer support                           68             79             63            45
     Research and development                                          53             69             53            46
     General and administrative                                        67             80             72            46
                                                                 --------       --------       --------    ----------

         Total operating expenses                                     214            246            211           153
                                                                 --------       --------       --------    ----------

INCOME (LOSS) FROM OPERATIONS                                        (114)          (146)          (110)          (52)

     Interest income                                                    2              5              2             6
     Interest expense                                                 (11)           (10)           (10)           (6)
     Other gain/loss                                                   --             --            (49)           --
                                                                 --------       --------       ---------   ----------

NET INCOME (LOSS)                                                   (123)%         (152)%          (120)%        (53)%
                                                                 ---------      ---------      ----------  -----------


Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

     Net Sales Net sales decreased by $18,000, or 3%, to $636,000, for the three months ended September 30, 2002, from $654,000, for the three months ended September 30, 2001. Net sales for the three months ended September 30, 2002, consisted of sales of software (38%), engineering services (37%), and support and training (25%). Net sales for the same period in 2001 consisted of sales of software (57%), engineering services (22%), and support and training (21%).

     The decrease in third quarter sales was primarily the result of a drop in software revenues. Sales to the Company's OEM customers in the robot, SMT and semiconductor markets continue to be negatively impacted by the current economic slowdown. However, during the period ended September 30, 2002, the Company entered into contracts with two new significant OEM customers, who selected the Company's software.

     Net sales decreased by $1,094,000 or 35%, to $2,067,000 for the nine months ended September 30, 2002, from $3,161,000 for the nine months ended September 30, 2001. Net sales for the nine months ended September 30, 2002, consisted of sales of software (48%), engineering services (29%), and support and training (23%). Net sales for the same period in 2001 consisted of sales of software (73%), engineering services (16%), and support and training (11%).

     The decrease in year-to-date sales was primarily the result of a drop in software revenues. Sales have been significantly below forecast since the second quarter of 2001, due to a slowdown in the electronics industry. The electronics industry has been very cyclical in nature with periods of double-digit growth followed by periods of little or no growth. At the present time, orders for new equipment in the robot, SMT and semiconductor markets, which would include the runtime licenses of the Company's software products, remain significantly below prior periods. Because of this, the Company's software sales consist primarily of development licenses to OEM customers. As new equipment orders increase, runtime license revenue is expected to increase. Competitive pressures may also be contributing to the drop in revenues, but this decrease is not quantifiable.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base. Management hopes but has not seen any indication that the electronics industry is starting to recover and that orders for new equipment will increase.

Major Customers

     Sales to two non-affiliated customers accounted for 17% and 13% of the Company's revenues for the three months ended September 30, 2002, respectively. Sales to two different non-affiliated customers accounted for 22% and 13%, respectively, of the Company's revenues for the three months ended September 30, 2001. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the three months ended September 30, 2002 and 2001, respectively.

     No single non-affiliated customer accounted for 10% or more of the Company's revenues for the nine months ended September 30, 2002, and September 30, 2001, respectively.

     Sales to Aries, Inc., the Company's Japanese affiliate, accounted for 3% and 12% of the Company's revenues for the three months ended September 30, 2002 and 2001, respectively. Sales to Aries accounted for 9% and 15% of the Company's revenues for the nine months ended September 30, 2002 and 2001, respectively.

     Export sales were approximately 34% and 49% of the Company's revenues for the three months ended September 30, 2002 and 2001, respectively. Export sales were approximately 37% and 46% for the nine months ended September 30, 2002 and 2001, respectively. All export sales were made in US dollars.

     Export sales to countries that exceeded 10 percent of net sales were as follows:

                   Three Months Ended             Nine Months Ended
                     September 30,                   September 30,
                   2002         2001              2002         2001
                   -----------------              -----------------

 Japan              12%          18%               18%          20%
 Switzerland        *            22%               *            *
 Germany            *            *                 *            16%
 All others         22%          9%                19%          10%
 ---------------
 * Less than 10%


Cost of Sales

     Cost of sales increased by $45,000, or 38%, to $163,000 for the three months ended September 30, 2002, from $118,000 for the comparable period in 2001. This increase was attributable to the sale of engineering services and the re-sale of interface boards developed to accompany the Company's motion control software.

     Cost of sales decreased by $22,000, or 4%, to $470,000 for the nine months ended September 30, 2002, from $492,000 for the comparable period in 2001. This decrease is within normal operating fluctuations.

     While the Company's focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system. These services are performed both internally and through resellers and distributors and the costs related to these services are accounted for as cost of sales.

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs decreased by $83,000, or 16%, to $435,000 for the three months ended September 30, 2002, from $518,000 for the comparable period in 2001. The same expenses decreased by $117,000, or 8%, to $1,292,000 for the nine months ended September 30, 2002, from $1,409,000 for the comparable period in 2001. These decreases were due to the consolidation of operations from the Company's semiconductor division, which was located in Los Gatos, California into its Salt Lake City, Utah headquarters in March 2002, and the reduction in the number of sales and marketing personnel. The Company continues to invest in general corporate marketing and outside public relations services in an effort to expand the Company's customer base.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses decreased by $113,000, or 25%, to $335,000 for the three months ended September 30, 2002, from $448,000 for the comparable period in 2001. These same expenses also decreased by $368,000, or 25%, to $1,094,000 for the nine months ended September 30, 2002, from $1,462,000 for the comparable period in 2001. These decreases were due to a reduction in the number of software development personnel. As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment.

     While shifting the Company's emphasis, significant investment in research and development is still required for maintenance to existing products. The Company expects to incur research and development expenses of approximately
$1,400,000 during 2002, compared to approximately $1,900,000 during 2001. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

     General and administrative expenses decreased by $98,000, or 19%, to $427,000 for the three months ended September 30, 2002, from $525,000 for the comparable period in 2001. This decrease resulted from a reduction in depreciation, amortization, and legal expenses.

     General and administrative expenses increased by $36,000, or 2%, to $1,478,000 for the nine months ended September 30, 2002, from $1,442,000 for the comparable period in 2001. This increase was due in part to additional reserves taken for bad debt, which beginning in 2002, were classified as General and Administrative Expenses rather than as a Cost of Sales expense. Such reserves have been accrued due to the slow economy. This increase was also due in part to a one-time expense of $43,190 for the extension of the expiration dates of 219,000 stock options that are held by former Board of Directors of the Company (See Note 3 - Stock Options and Warrants, to the Consolidated Condensed Financial Statements above). All other general and administrative expenses, taken as a whole, decreased slightly for the year, and are considered within normal operating fluctuations.

     It is important to note that General and Administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and
depreciation   expense  for  the  nine  months  ended  September  30,  2002  was approximately $329,000, or 22%, of all general and administrative expenses, compared to $558,000, or 39%, for the same period in 2001. This decrease was attributable to the write-off of technology assets at December 31, 2001.

Other Income (Expenses)

     Interest income decreased by $21,000, or 68%, to $10,000 for the three months ended September 30, 2002, from $31,000 for the comparable period in 2001. Interest income also decreased by $145,000, or 76%, to $47,000 for the nine months ended September 30, 2002, from $192,000 for the comparable period in 2001. These decreases were due to a reduction in the Company's cash reserves that were used to fund operations, and a reduction in the rate of interest the Company earned on its cash reserves, due to market conditions and an overall drop in interest rates.

     Interest expense increased by $4,000, or 6%, to $71,000 for the three months ended September 30, 2002, from $67,000 for the comparable period in 2001. Interest expense also increased by $8,000, or 4%, to $209,000, for the nine months ended September 2002, from $201,000 for the comparable period in 2001. All interest expense is attributable to the Company's Senior Notes, with interest expense accrued monthly and being payable April 1 and October 1 of each year. This increase was due in part to the amortization of bond discount, that is attributable to the 457 warrants issued with the Senior Notes due 2004, resulting in additional interest expense per month over the life of the securities and in part to the interest accrued on the new 12% Senior Notes subscribed, but not yet issued. (See Note 4 - Senior Notes, to the Consolidated Condensed Financial Statements above.)

     Other gains/(losses) increased $41,000, or 513%, to $49,000 for the nine months ended September 30, 2002, from $8,000 for the comparable periods in 2001. This increase was due in part to the disposal of marketable securities. The Company's marketable securities are held in conservative bond funds and can fluctuate values from time to time. The Company believes that its current marketable securities will increase in value and its unrealized gains will offset any realized losses.

Other Items

     The Company is involved in a legal action, which began April 12, 2002, which is discussed in Item 1. Legal Proceedings of Part II, below in this report.

Liquidity and Capital Resources

     The Company's future liquidity is uncertain due to the following factors:

     First, approximately $982,000 of the Company's 10% Senior Notes that matured on September 30, 2002 still remain unpaid. While the Company has entered into negotiations with the holders of the notes to invest some or all of the amount due in the Company's new 12% Senior Note offering (See Note 4 - Senior Notes, to the Consolidated Condensed Financial Statements above), the final disposition of these notes has not been determined. While the notes have not yet been presented to the Company for redemption, payment in full may be required.

     Second, a contingent liability exists which amount is not estimable at the present time, but will be known in December of 2002. As part of the settlement of the Manley litigation, which litigation is discussed in Part I, Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, the Company may be required to purchase up to 80,000 shares of Cimetrix common stock from the Manleys at $2.80 per share, or a maximum total repurchase cost of $224,000, beginning on December 1, 2002. The Manleys also have the right to require the Company to redeem these shares at an earlier date if the Company's average daily cash balance, computed on a monthly basis, is at or below $1,250,000 or if Paul A. Bilzerian, who formerly served as president and a director of the Company, becomes an officer, director, employee or agent of the Company prior to December 31, 2002. Neither of the above conditions has occurred at the time of the filing of this document. The $224,000 potential repurchase cost is reflected on the Company's balance sheet after the liabilities section but before the stockholders' equity, as redeemable common stock.

     While management believes that the Company does have sufficient working capital to maintain its current level of operations for the remainder of fiscal 2002, and into 2003, it does not have sufficient capital to maintain its current level of operations and also retire the remaining balance of $982,000 of its 10% Senior Notes and pay $224,000 to the Manleys. Payment of these two debts would consume almost all of the Company's working capital and it may not be able to continue operations. Management's was able to raise $1,466,000 of additional financing through its private offering of 12% Senior Notes due September 30, 2005. Of this amount, $368,000 was received in cash from investors and $1,098,000 was received through the exchange of Senior Notes. It is critical to the Company's cash flow that the Company succeed in negotiating the remaining $982,000 balance of its 10% Senior Notes. This would free up working capital that is needed to fund operations if the Company's operating results do not improve.

     At September 30, 2002, the Company had cash and other current assets of $2,329,000, and current liabilities of $2,018,000, resulting in working capital of $311,000, as compared to working capital of $1,308,000 at December 31, 2001. This decrease in working capital of $997,000 was due to the use of working capital to fund operations through September 30, 2002.

     On September 30, 2002 the Company entered into a convertible note purchase agreement in the amount of $500,000, with Tsunami Network Partners Corporation, a Japanese corporation. Subsequent to the end of the quarter, on October 7, 2002, the Company received the $500,000. The terms of the agreement provide for a short- term loan with a principal amount of $500,000 at a rate of 6 3/4 % annum, with principal and interest due on March 31, 2003, or earlier in the event of default on the note. The conversion feature of the note provides that the note shall be converted into fully paid nonassessable shares to be determined by dividing all of the principal and accrued interest due on the note at March 31, 2003 by the average per share closing sales price of the Common Stock of the Company on the OTC Electronic Bulletin Board during the period from January 1, 2003 to March 31, 2003. However, the price for which the note shall be converted shall not exceed $0.75 or be less than $0.35 per share.


     Future liquidity will also be dependent upon the Company's ability to generate cash flow from operations. Since inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. The current operating deficit makes obtaining working capital through traditional bank loans or credit lines more difficult, however management continues to explore options to raise working capital.

     Cash used in operating activities for the nine months ended September 30, 2002 was $1,141,000 compared to cash used in operating activities of $706,000, for the same period in 2001. The negative cash flow year to date resulted primarily from the net loss from operations of $2,478,000. The Company's trade receivables also decreased by $1,081,000 to $631,000 for the nine months ended September 30, 2002, from $1,712,000 at December 31, 2001, due to the collection of such receivables, low sales volume, and additional reserves for bad debt.

     Cash provided by investing activities for the period ended September 30, 2002 was $607,000, compared to cash provided by investing activities of $155,000 for the same period in 2001. This increase resulted from the sale of marketable securities held for investment.

     The Company has not been adversely affected by inflation but does believe that technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of our customer's product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers accounted for 34% and 39% of the Company's net sales for the three months ended September 30, 2002 and 2001, respectively.

Factors Affecting Future Results

     Third quarter revenues decreased slightly compared to the prior year, coming in below the Company's target revenue, which was expected to increase over second quarter. The economic slowdown continues and has led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. Because of this, Management continues to invest heavily in sales and marketing efforts in order to expand its customer base. Management remains hopeful that these new customers will provide the needed revenues to sustain operations.

     The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company's products are emerging and specialized, and the Company's technology has been commercially available for a relatively short time. Accordingly, the Company has limited experience with the commercial use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements. There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow or that the Company's existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance. Because of this, the Company continues to devote significant research and development resources to improve its existing products.

     Because of these and other factors, past financial performance is not necessarily indicative of future performance, historical trends should not be used to anticipate future operating results, and the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results and market conditions.

Certain Risk Factors

     Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect its financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act Of 1995. Most of these factors have been discussed in prior filings by the Company with the Securities and Exchange Commission. Although the Company has attempted to list several of the factors that it is currently aware may have an impact on its operations, other factors may in the future prove to be important and the following list should not be considered comprehensive.

Lack of Liquidity

     The Company's liquidity is uncertain due to $982,000 of Senior Notes that are presently due but unpaid and a $224,000 contingent liability, each of which is discussed earlier in Liquidity and Capital Resources. Since inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. See "Liquidity and Capital Resources".

Risk of Default on Senior Notes Due September 30, 2002

     There is a significant risk that the Company will not be able to pay the remaining balance of $982,000 on the 10% Senior Notes due September 30, 2002. (See Note 4-Senior Notes, to the Consolidated Condensed Financial Statements above.) While the remaining balance of Senior Notes has not been presented to the Company for redemption, payment in full may be required. This default could cause the Company to become insolvent and may force the Company to consider seeking bankruptcy protection under Federal bankruptcy law. This default could also cause other material, adverse problems to the Company and could result in our shareholders and noteholders receiving nothing in return for their investment in the Company.

Operating Losses, Accumulated Deficit

     The financial statements of the Company for the nine months ended September 30, 2002, reflect a net loss of $2,478,000, and an accumulated deficit of $26,586,000. As of that date, the Company had working capital of $311,000. Losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

Dependence Upon Major Customers

     A large percentage of the Company's sales is to only a few customers. (See "Major Customers" under Item 2, Management's Discussion and Analysis, "Results of Operations".) The loss of any customer's business could have a material adverse effect on the Company. Additionally, the quantity of each customer's business with the Company depends substantially upon market acceptance of the customer's products that utilize the Company's software products and upon the development cycle of the customer's products. The nature of the Company's business is such that it will likely continue to have few customers accounting for a significant portion of its business.

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

         For a more complete discussion of risk factors, the reader should refer to the Company's Annual Report filed on Form 10-K, for the period ended December 31, 2001, filed March 31, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK
-------------------------------------------------------

     The Company has no activities in derivative financial or commodity instruments. The Company's exposure to market risks, (i.e. interest rate risk, foreign currency exchange rate risk, equity price risk) through other financial instruments, including cash equivalents, accounts receivable, and lines of credit, is not material.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

     (a) Evaluation of disclosure controls and procedures.

     Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           PART II - OTHER INFORMATION
                           ---------------------------

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

     In response to the complaint, the Company filed a motion to dismiss and/or transfer. Messrs. Reback and Mackey also filed a motion to dismiss and/or transfer. Although the court issued "Tentative Rulings" granting and denying various aspects of the motions, a final ruling on the motions has yet to be issued. The Company still believes the complaint is without merit and intends to continue to vigorously defend the action. On May 16, 2002, the Company filed an action in the United States District Court, District of Utah, Case Number 2-02CV-0484K asserting certain claims against Mr. Hausle and Axcient Corporation. No response has been filed, as by agreement the date to respond falls within a period after the court rules on the aforesaid motions in the California case.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

     On July 12, 2002, the Company entered into an agreement with Positio, Inc., which provides investor and public relations services for the Company, to pay $4,500 per month of Positio's fees, in Company common stock. The agreement extends from May through September 2002, for a total of $22,500 to be paid in Company stock. The number of shares issued is based on the closing stock price on the OTC Bulletin Board, on the 25th day of each month. Shares issued to Positio for services under this agreement for the period May 2002 through September 2002 are 92,080.

     The shares being issued under this agreement have not been, and will not be, registered with the Securities and Exchange Commission nor with any state securities commission. The shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933 and under applicable state securities laws. This is an isolated transaction and is not a public offering.

     On September 30, 2002 the Company entered into a convertible note purchase agreement in the amount of $500,000, with Tsunami Network Partners Corporation, a Japanese corporation. The terms of the agreement provide for a short- term loan with a principal amount of $500,000 at a rate of 6 3/4 % annum, with principal and interest due on March 31, 2003, or earlier in the event of default on the note. The conversion feature of the note provides that the note shall be converted into fully paid nonassessable shares to be determined by dividing all of the principal and accrued interest due on the note at March 31, 2003 by the average per share closing sales price of the Common Stock of the Company on the OTC Electronic Bulletin Board during the period from January 1, 2003 to March 31, 2003. However, the price for which the note shall be converted shall not exceed $0.75 or be less than $0.35 per share.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     There has been no legal default of the Company's Senior Notes.  However see
     Note 4 - Senior Notes.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None



ITEM 5.  OTHER INFORMATION
--------------------------
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibit listing

         The following exhibits are provided with this report:

Exhibit No.  Description
-----------  -----------
  3.1        Articles of Incorporation (1)
  3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
  3.3        Amended Bylaws
  10.1       Lease with Capitol Properties Four, L.C. (3)
  10.2       1998 Incentive Stock Option Plan (4)
  10.3       Security Agreement with Michael and Barbara Feaster (5)
  10.4 Employment Agreement with Robert H. Reback, President and Chief Executive Officer (6)
  10.5 Employment Agreement with David P. Faulkner, Executive Vice President and Managing Director of Machine Control Products (6)
  10.6 Employment Agreement with Michael D. Feaster, Vice President of Software Development (6)
  10.7 Employment Agreement with Steven K. Sorensen, Vice President and Chief Technical Officer (6)
  10.8 Employment Agreement with Riley G. Astill, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (6)
  10.9       Amendment 1 to 1998 Incentive Stock Option Plan (7)
  10.10      Amendment 2 to 1998 Incentive Stock Option Plan (8)
  10.11      Form of Indemnification Agreement with directors and officers (9)
  10.12 Settlement Agreement and Mutual Release with Peter Manley and Jana Manley (9)
  10.13 Convertible Note Purchase Agreement and Convertible Note with Tsunami Network Partners Corporation
  99.1 Certificate of Cimetrix Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2 Certificate of Cimetrix Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 --------------------------------------
 (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 (2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
 (3) Incorporated by reference from the Registration Statement on Form S-2,
     File No. 333-60, as filed on July 2, 1997.
 (4) Incorporated by reference to Proxy Statement on Schedule 14A dated
     April 20, 1998.
 (5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001.
 (6) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
 (7) Incorporated by reference to Proxy Statement on Schedule 14A dated
     April 30, 2001, as filed on May 14, 2001.
 (8) Incorporated by reference to Proxy Statement on Schedule 14A dated
     April 30, 2002, as filed on April 30, 2002.
 (9) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.





(b)      Reports on Form 8-K

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


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: November 14, 2002             By: /s/ Robert H. Reback
                                     ---------------------
                                     ROBERT H. REBACK
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     By: /s/ Riley G. Astill
                                     ----------------------------------------
                                     RILEY G. ASTILL
                                     Vice President of Finance, Treasurer
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS



I, Robert H. Reback, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cimetrix Incorporated

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on
     our  most  recent  evaluation,   to  the  registrant's   auditors  and  the
     registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

I, Riley G. Astill, certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  Cimetrix
     Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on
     our  most  recent  evaluation,   to  the  registrant's   auditors  and  the
     registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.