Form 10-K
period 2002-12-31
CIMETRIX INC
filed 2003-03-31
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

             For the Transition Period From________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

As of March 28, 2003, the registrant had 24,089,833 shares of its common stock, par value $.0001, issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of that date was approximately $2,760,622. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $6,306,577.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 10, 2003, are incorporated by reference into Part III hereof.

                                   FORM 10-K

                   For the Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business............................................................3

Item 2.    Properties.........................................................17

Item 3.    Legal Proceedings..................................................18

Item 4.    Submission of Matters to a Vote of Security Holders................19

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................19

Item 6.    Selected Financial Data............................................23

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................23

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.........32

Item 8.    Financial Statements and Supplementary Data........................32

Item 9.    Changes and Disagreements with Accountants on Accounting
           and Financial Disclosures..........................................32

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................33

Item 11.   Executive Compensation.............................................33

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....33

Item 13.   Certain Relationships and Related Transactions.....................33

                                     PART IV

Item 14.   Controls and Procedures............................................33

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....34

Signatures................................................................... 36

Certifications............................................................... 37

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

     These, and other forward-looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, those factors listed at the end of Part I, Item 1. Business, titled FORWARD-LOOKING STATEMENTS AND CERTAIN RISK FACTORS.


                                     PART I

ITEM 1.   BUSINESS
==================

Business Overview

     Cimetrix designs, develops and markets machine control software products that are tailored to meet the needs of original equipment manufacturers (OEMs). The Company has three primary machine control software product lines: advanced motion control, general purpose equipment connectivity and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEM's purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services to assist customers in deploying Cimetrix software products.

     In the advanced motion control market, Cimetrix markets its Cimetrix Open Development Environment version Six (CODE 6) with Core Motion. CODE 6 includes a number of advanced features, such as enhanced calibration and simulation features, specifically targeted for machines that use vision technology to guide motion, such as machines used in the Surface Mount Technology (SMT) and semiconductor industries. The Core Motion technology marked a significant technical achievement by our engineers, because it moves the low-level motion control functions from a specialized, intelligent motion card into Cimetrix software on the PC. This allows the OEM customer to reduce proprietary hardware costs, protect proprietary algorithms, and provides greater flexibility in the overall system architecture. This is accomplished by using a simple I/O interface card together with Core Motion software in place of a specialized motion card.

     The Company's CIMConnect connectivity product has been widely recognized as the best technical solution by a wide range of customers in the SMT, semiconductor wafer fab and semiconductor back-end markets, which enabled the Company to obtain a number of significant design wins from OEM customers. Communications and connectivity between the tool on the factory floor and the host system are becoming increasingly important as mission-critical applications require these communications for operation.

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

     Typically used in conjunction with CIMConnect, the Company's CIM300 family is a set of standards-based software products designed specifically for 300mm semiconductor wafer fabrication facilities. CIM300 reduces total integration time required to connect new 300mm semiconductor tools to each other and to the host computer in a wafer fab. The semiconductor industry is migrating to the 300mm wafer size, and the Company expects the market for 300mm tools to continue to grow.

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

     The Company is now focused on OEM customers in two key industries: SMT and semiconductor. Management believes that short-term revenue growth will stem primarily from opportunities explored in these industries. Both the SMT and semiconductor industries are a natural fit for the Company's solutions because of the demand for high-speed, motion intensive applications with pinpoint accuracy that can communicate with host computers throughout the process.

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

     By focusing efforts on these two industries, the Company's goal is to obtain a dominant position for its products in these segments. This would provide the momentum and cash flow to penetrate other industries.

Surface Mount Technology Industry

     The SMT market includes all factory equipment to produce and test printed circuit boards. Applications involve high-speed multi-axis motion control with very tight vision system integration. The need to connect factory equipment to host computer systems is growing in importance. SMT equipment can typically cost $500,000. This industry has quickly adopted the use of PCs as equipment controllers and uses very few proprietary controllers. With electronic components changing very rapidly, OEMs are under pressure to create newer, highly flexible machines in shorter time periods. The Company provides software to several major suppliers in this industry and is actively involved in industry organizations such as the Institute for Interconnecting and Packaging Electronic Circuits (IPC). The IPC has released new connectivity standards called CAMX. These XML based standards and our involvement in the committee were the primary reason behind the development of the CIMConnect product.

Diagram of a modern SMT line:


--------------------------------------------------------------------------------
[GRAPHIC OMITTED]
--------------------------------------------------------------------------------

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

Semiconductor Industry

     The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers. It is a cyclical industry that is currently experiencing its largest downturn. Industry revenues were 30% below year 2000 levels during both 2001 and 2002. Due to the downturn in the economy, semiconductor fab capital spending shrank by 25 % during 2002 according to Electronic News. In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers. Despite reduced capital spending, the trend to 300mm fabs continued in 2002. Capital spending for 300mm equipment now represents over 38% of the total for fab equipment. The Company's CIMConnect and CIM300 products are well positioned to take advantage of increased demand for 300mm semiconductor tools. In 2002, Cimetrix gained 9 new major OEM customers in the semiconductor industry and is recognized as an expert in 300mm automation. Cimetrix OEM customers have now shipped fully automated tools to all major 300mm manufacturing facilities throughout the world.

Additional Markets

     While the SMT and semiconductor industries are the two key markets that the Company is focused on for the short term, there are also opportunities in other industries for the Company's products. The Company remains committed to developing and strengthening relationships with current customers and prospects in other industries, such as the following:

Small Parts Assembly Industry

     This industry assembles small parts such as cell phones, engine control modules and disk drives. Accuracy, integration with vision, time to market, and open architecture are all needs of this diverse industry. Operations typically involve a small Cartesian, SCARA or Delta style robot and require integration with many other automation components. The CODE solution allows all these components to be controlled with one PC instead of several different proprietary controllers. In this market, the Company is currently working with SIG Pack, a large European packaging robotics OEM and several companies in the area of disk drive manufacturing and fiber optic assembly among other applications.

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

Packaging Industry

     The packaging industry supplies equipment that handles and prepares products for shipment and display to customers. Packaging machines involve high-speed motion control and cover a wide range in terms of complexity. Currently, proprietary controllers are used extensively, but the Open Modular Architecture Controls (OMAC) group has formed a working group to specifically drive packaging toward open controllers. Cimetrix has a good opportunity to grow in this industry depending on their adoption of open controllers.

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

General Automation Industry
(Programmable Logic Controller (PLC) general-purpose motion controllers)

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

Notable Achievements of 2002

     The Company achieved major milestones in 2002 in the areas of product improvements, broadening our customer base and assisting our OEM customers to introduce new machines using Cimetrix software. However, see Forward Looking Statements and Certain Risk Factors.

Product Improvements

     Last year the Company continued to improve on the latest version of its motion control software, CODE 6. CODE 6 features the breakthrough Core Motion technology, which eliminates the need for a specialized, intelligent motion card. Core Motion allows OEMs to control a wide range of intensive motion control applications through software in the PC rather than with a proprietary motion card.

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

     The Company made many additions to the two other award winning Company products, CIMConnect and CIM300. The Company released new semiconductor standards  updates  and  provided  many  specialty  features  for our  customers requiring fab specific integration. These efforts helped to harden our best-in-class position in the semiconductor industry.

     During 2002 Cimetrix continued its participation in the SEMI Standards meetings and has helped revise some of the up and coming standards. Based on our participation in the SEMI Standards meetings, the Company has initiated research and development efforts towards two complementary product offerings. One research and development effort is focused in the area of eDiagnostics and the Company expects to introduce a new product in 2003. The second research and development effort involves a new 300mm integration product in beta testing today which will further reduce the time to implement the 300mm automation standards on semiconductor equipment. Preliminary results indicate Cimetrix's new product has the potential to reduce the implementation time by as much as 5 times, which could dramatically reduce the risk for Cimetrix's semiconductor customers as they make the transition from 200mm to 300mm product lines.

Broadening our Customer Base

     Despite a down economy in 2002 for the industries Cimetrix serves, the Company achieved a high degree of success in signing new customers. Over 10 new OEM customers signed development agreements with Cimetrix in 2002. The majority of new customers are in the semiconductor industry, one of the Company's two key industries.

Assisting our Customers Introduce New Machines

     The process of introducing automated 300mm equipment into a wafer fab is complex. The equipment must pass tests for compliance against the new 300mm standards before the equipment manufacturer can recognize revenue. Cimetrix software and support services are critical during this phase. During 2002, Cimetrix OEM customers had equipment accepted at AMD, IBM, Infineon, Intel, Micron, Powerchip, ProMos, TI, Samsung, TSMC and UMC.

Cimetrix Product Line

CODE

     The Cimetrix Open Development Environment (CODE) is a suite of open architecture machine modeling and motion control software products designed to control the most challenging multi-axis machine control applications. CODE contains both a powerful off-line simulation development environment known as CIMulation, and a robust, real-time motion and I/O control system called CIMControl.

     Applications written and tested using CIMulation are fully compatible with CIMControl and can be deployed with no conversion or programming changes required. Applications can be developed using standard computer languages such as C++, Visual Basic, or Delphi or with PLC languages such as ladder logic or flow charts.

Core Motion

     Core Motion is an integral part of CODE 6. Core Motion allows customers to eliminate the cost and complexity of a specialized motion card. With Core Motion, these expensive specialized motion cards are replaced through software. Using the proven real-time extensions for Windows 2000 and NT, PC processing power is used to move these specialized software functions from the motion card to the PC. A network or low-cost interface card is used to interface the PC controller to the servo hardware.

Connect Family

CIMConnect - CIMConnect is an object-oriented service and toolkit for equipment suppliers to quickly develop communication interfaces for their manufacturing equipment. CIMConnect supports all major communication protocols, including SECS/GEM, XML, and others. It also supports multiple host interfaces simultaneously, which allows customers to support any legacy, custom, and GEM interfaces.

GEM Host Manager - GEM Host Manager allows a host computer to receive data from GEM enabled equipment and format the data for use by host computer applications to monitor and control factories. GEM Host Manager has been designed specifically for use in printed circuit board facilities.

TESTConnect - TESTConnect is a SECS/GEM host emulator used to test equipment to ensure it complies with the SECS standards. TESTConnect simplifies the process of testing SECS implementations through the use of an intuitive, graphical user interface and menu-driven property screens that allow customers to construct message sets and test them without any programming.

CIM300 Family

CIM300 is a family of software tools for manufacturers of 300mm semiconductor equipment that allow for quick implementation of the new required Semiconductor Equipment and Materials International (SEMI) standards, including E4, E5, E30, E37, E39, E40, E41, E58, E87, E90, and E94. Components of CIM300 include:

CIMFoundation - Provides an abstraction layer for SECS/GEM products and an implementation of SEMI E39 Object Services. Object services are provided for the CIM300 functional modules and user-written modules. The abstraction layer allows the CIM300 family to work with either the state-of-the-art Cimetrix CIMConnect product or older legacy products.

CIM87-Carrier Management - Provides carrier management functionality as defined in SEMI E87. The CIM87 interface provides methods that logically correspond to carrier management system (CMS) functions. The package has two component object model (COM) objects, representing the carrier and CMS package, and a callback interface used to notify the client application of CMS services requested by the host.

CIM40-Process Job - Provides process job functionality as defined in SEMI E40. This module provides two COM objects representing the E39 OSS process job object and process job package. A callback interface is provided to notify the client application of process job creation and a process job queue is provided with the application program interface (API) functions necessary for process job management.

CIM90-Substrate Tracking - Provides substrate tracking functionality as defined in SEMI E90. This module provides COM objects for the E39 OSS substrate and substrate location objects as well as the E90 package object. It is possible to connect CIM90 to CIM87 for automatic substrate lifetime control.

CIM94-Control Job - Provides control job functionality as defined in SEMI E90. This module provides COM objects for the E39 OSS control job object as well as the E94 package object. All control job services are supported. A callback interface is provided to notify the client application of requested control job services. A control job queue is provided with API functions for queue management.

Competition

     The Company's main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

     The manufacture and sale of automation technology is a highly competitive industry. The largest segment of the market for industrial controls is comprised of proprietary systems from large companies including FANUC Ltd., Rockwell Automation and Siemens. Cimetrix has targeted the emerging market of open, standards based industrial controls, in which competition in this area is primarily divided between in-house developed controllers and open controller suppliers.

     In-house developed controllers are potentially competition, but they are also potential customers. Certain robot manufacturers, CNC suppliers, and electronics equipment suppliers develop their own controllers, some on PC platforms and some on proprietary hardware. They have problems hiring top software talent that have experience with the latest Microsoft technologies. Cimetrix offers a distinct advantage to them by increasing software quality through its software re-use techniques, decreasing the time to market for a new open architecture controller, and assisting the transition of their engineering staff to the latest technologies such as COM, unified modeling language (UML) and object oriented analysis and design techniques. The Company's CODE and equipment communications software products offer these advantages.

     Open controller suppliers are currently a small segment of the overall controls market. They are mostly small undercapitalized companies. Larger proprietary controller companies have recently purchased several of them. They typically do not have robust motion solutions and target different markets than Cimetrix. Management expects to see additional competitors emerge in this group. None of these proprietary controller suppliers are major competitors to Cimetrix' communications software products.

     With Core Motion technology in CODE 6, manufacturers of intelligent motion cards can be considered competitors for part of the CODE product, although CODE 6 continues to also support a number of popular motion cards.

     In the 300mm connectivity market, Cimetrix has several competitors that include Asyst Technologies, Inc., Brooks-PRI Automation, Inc., and Yokogawa Electric Corporation. All competitors have varying levels of expertise in semiconductor fabs.

     Management believes that most, if not all, of the Company's major competitors currently have greater financial resources and market presence than Cimetrix. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products. Further, each of these competitors has already established a share of the market for their products, and may find it easier to limit market penetration by the Company because of the natural tie-in of their controllers and software to their mechanisms. Management is uninformed as to whether any of these competitors are presently developing additional technology that will directly compete with the Company's product offerings. By focusing on the SMT and Semiconductor markets for the short term, management believes the Company can earn a dominant position in the face of other competitors.

Sales and Marketing

     The sales and marketing staff are responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. Sales and marketing efforts are combined into one unified force, supporting both communications and motion control products under Dave Faulkner, executive vice president. The Company's sales offices are located in Salt Lake City, Utah, Boston, Massachusetts, and Archamps, France. In addition, the Company has distributors or resellers located in Vancouver, Washington, and Kanagawa, Japan.

Operations

     The Company's software operations are conducted under the direction of the Company's vice president of software development, Michael D. Feaster. His group, which includes Software Development, Quality Assurance, Customer Services and Applications, is responsible for developing new products, testing such products, and performing initial product integration with key OEMs. The Company's strategy is to develop standard software products that have been thoroughly tested and deliver/support these products using major OEMs as the key channel to market. A comprehensive software quality program and rigid coding standards are keys to the development process. Expenditures for Research and Development are discussed in Part II. Item 7. Management's Discussion and Analysis of Financial Conditions and results of Operations.

Intellectual Property Rights

     The open architecture controller technology upon which the Company's CODE software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest and benefit from this intellectual property.

     In December of 1999, the Company purchased the software products of Systematic Designs International, Inc. (SDI), of Vancouver, Washington. These newly acquired products have broadened the Company's communication product line and provided valuable inputs to the CIMConnect and CIM300 products designed by Cimetrix.

     The technology purchased from Brigham Young University and SDI, along with other technology developed internally, is proprietary in nature. The Company has obtained a US patent on certain aspects of its technology. This patent was issued in March 1994 and will expire in March of 2011. In addition, the Company has registered its CODE software system with the US Copyright Office, and will continue to timely register any updates to current products or any new products acquired through acquisitions. For the most part, other than the one patent and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patent.

Major Customers and Foreign Sales

     In 2002, one customer accounted for 14% of the Company's revenues. No other customer accounted for more than 10% of revenues in 2002. In 2001, no single customer accounted for more than 10% of the Company's revenues. In 2000, three customers accounted for 18%, 16% and 15% of the Company's revenues respectively. No other single customer accounted for more than 10% of Company revenues in 2000.

     The Company's affiliate, Aries, Inc., is a private Japanese corporation of which the Company currently holds approximately 11% of its outstanding shares of stock. Aries, Inc. is one of the Company's distributors in Japan. Sales to Aries represented 6%, 9% and 5% of the Company's total sales in 2002, 2001 and 2000, respectively.

     For the year ended December 31, 2002, revenues from export sales were 36%, of which 6% were to an affiliate. Thus far, all the Company's export sales have been payable in United States dollars.

     The following table summarizes domestic and export sales, as a percent of total sales, for the three years ended 2002, 2001 and 2000:

                                         Year Ended December 31,
                                ----------------------------------------
                                 2002           2001            2000
                                 ----           ----            ----
Domestic sales                    64%            59%             60%
Export sales                      36%            41%             40%

     In 2002, sales to customers in Japan accounted for 14% of the Company's total revenues. In 2001, sales to customers in Japan and Germany accounted for 19% and 10% of total revenues, respectively. In 2000, sales to Japan and Switzerland accounted for 13% and 17% of total revenues, respectively. No other country accounted for more than 10% of the Company's revenues in each of the fiscal periods ended 2002, 2001 and 2000.

Personnel

     As of March 28, 2003, the Company had 25 employees, 15 of whom are involved in software development and providing software engineering services, 6 of whom are involved in sales, marketing, and customer support, and 4 of whom who are in finance and administrative positions. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

     Robert H. Reback, President and Chief Executive Officer, age 43, joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994 to 1995. From 1985 to 1993, he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.

     David P. Faulkner, Executive Vice President of Sales and Marketing, age 47, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996. Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

     Michael D. Feaster, Vice President of Software Development, age 32, joined the Company in April 1998, as Director of Customer Services. In December 1998, Mr. Feaster was promoted to Vice President of Software Development. From 1994 to 1998, Mr. Feaster was employed at Century Software, Inc., as the Vice President of Software Development. During that time, Century Software, Inc., was a global supplier of PC to UNIX connectivity software, specializing in internet access of Windows to legacy mission critical applications. From 1988 to 1994, he served as a software engineer contractor/subcontractor for such companies as Fidelity Investments, IAT, Inc., NASA, and Mexican Border Inspection Division. Mr. Feaster attended Southwest Missouri University from 1987 to 1990.

     Dr. Steven K. Sorensen, Vice President and Chief Engineer, age 44, joined the Company in 1990. Prior to joining Cimetrix, Dr. Sorensen was an Associate Professor at Brigham Young University, where he received his Ph.D. in Mechanical Engineering. Dr. Sorensen has been working to develop the Cimetrix technology for the past thirteen years and is one of the principal architects of many of the Company's most important products.

     Joe K. Johnson, age 45, was appointed Interim Chief Financial Officer effective November 18, 2002. Mr. Johnson has served as a director of the Company since April 2001. Since 1988, Mr. Johnson has been the manager of Aspen Capital Resources, LLC, an investment company that provides bridge financing to public companies. Aspen Capital Resources, LLC has financed 12 companies since 1998, and is currently a major shareholder in several firms. From 1983 to 1998, Mr. Johnson was President of Aspen Finance, a Salt Lake City insurance agency. Mr. Johnson attended the University of Utah, majoring in Finance. He left the University of Utah in 1983 to pursue a career in the insurance industry. Mr. Johnson served as a director of Covol Technologies, Inc. from 1998 to 1999 and has served as a director of First Scientific, Inc. since April 2001.

FORWARD LOOKING STATEMENTS AND CERTAIN RISK FACTORS

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

     1. EMPHASIS OF MATTER IN FINANCIAL STATEMENTS. The financial statements of the Company as of December 31, 2002 reflect a net loss of approximately $4,055,000, and an accumulated deficit of approximately $28,163,000.

     2. LIMITED WORKING CAPITAL; LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES. As of December 31, 2002, the Company had a working capital deficit of $122,000. Part of this deficit is attributable to two significant current liabilities. The first liability is a $500,000 note payable to Tsunami Network Partners Corporation which automatically converted to common stock on March 31, 2003 thus freeing up additional working capital to fund operations.The second liability is $482,000 of 1997 Senior Notes presently under the jurisdiction of a Receivership established by the United States District Court for the District of Columbia. The Company is currently waiting for a judges approval to convert $241,000 of the 1997 Senior Notes to Senior Notes due 2005. For a complete explanation of these two current liabilities see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The Company also has an accumulated deficit of $28,163,000. These losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties. While the Company expects to break even on an operating basis every quarter going forward, this is dependent upon economic conditions and cannot be assured.

     3. LACK OF LIQUIDITY. The Company's liquidity is uncertain due to $982,000 of Senior Notes that are presently due but unpaid as well as the Company's inability to generate cash flows from operating activities.See Item 3,Legal Proceedings, of this document. In 2002 the Company's operating activities used cash of approximately $1,269,000. Liquidity and capital resources are discussed below in this document in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Since its inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. See "Liquidity and Capital Resources".

     4. RISK OF DEFAULT ON SENIOR NOTES DUE SEPTEMBER 30, 2002. There is a significant risk that the Company will not be able to pay the remaining balance of $982,000 on the 10% Senior Notes due September 30, 2002. For an explanation of the $982,000 of 10% Senior that are due see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, as well as Part I, Item 3, Legal Proceedings, of this document. This default could cause the Company to become insolvent and may force the Company to consider seeking bankruptcy protection under Federal bankruptcy law. This default could also cause other material, adverse problems to the Company and could result in our shareholders and noteholders receiving nothing in return for their investment in the Company.

     5. INCOME TAXES. The Company had available at December 31, 2002 unused tax operating loss carry forwards of approximately $19,300,000 that may be applied against future taxable income, which unused losses will begin to expire in 2004. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FASB 109), requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At December 31, 2002, the total of all deferred tax assets was approximately $10,539,000. Because of the uncertainty about whether the Company will generate sufficient future taxable income to realize the deferred tax assets, the Company has established a valuation allowance of approximately $10,539,000 to offset all of its deferred tax assets.

     6. DEPENDENCE ON SIGNIFICANT CUSTOMERS. In 2002, one customer accounted for 14% of the Company's revenues, while sales to affiliates accounted for 6% of revenues. In 2000 three customers accounted for approximately 18%, 16% and 15% of the Company's revenues, respectively. See Item 1. Business, Major Customers and Foreign Sales. The loss of any customer's business could have a material adverse effect on the Company. Additionally, the quantity of each customer's business with the Company depends substantially on market acceptance of the customer's products that utilize the Company's software products and the development cycle of the customer's products. The Company could be materially adversely affected by a downturn in either customer's sales or their failure to meet sales expectations. The Company will likely from time to time have other customers that account for a significant portion of its business.

     7. DEPENDENCE ON RELATIVELY NEW PRODUCTS. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. In addition, the Company only began to introduce commercially in 2000 its new software products recently purchased from SDI. As a result, the Company has only limited history with these products, and there can be little assurance that they will achieve market acceptance. The Company's future success will depend on sales of these products, and the failure of these products to achieve market acceptance would have a materially adverse effect on the Company. In addition, the Company has limited experience with the installation, implementation and operation of its products at customer sites. There is no assurance that the Company's products will not require substantial modifications to satisfy performance requirements or to fix previously undetected errors. If customers were to experience significant problems with the Company's products, or if the Company's customers were dissatisfied with the products'
functionality, performance, or support, the Company would be materially adversely affected.

     8. PRODUCT LIFE CYCLE; NEED TO DEVELOP NEW PRODUCTS AND ENHANCEMENTS. The markets for the Company's products are new and emerging. As such, these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions. The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time. Accordingly, the life cycle of the Company's products is difficult to estimate. The Company's future success will depend in large part on its ability to enhance its products and develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards. The success of the Company's software development efforts will depend on various factors, including its ability to integrate these products with third-party products. If a competitor succeeds in duplicating or surpassing the Company's technological advances, the Company's prospects might be materially adversely affected.

     9. COMPETITION. The automation technology market is extremely competitive. Management believes that most, if not all, of the Company's competitors currently have greater financial resources and market presence than it does. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products. Further, manufacturers of industrial robots, machine tools, and other automation equipment which use their own proprietary controllers and software have already established a share of the market for their products and may find it easier to limit market penetration by the Company because of the natural tie-in of their controllers and software to their mechanisms. Management is uninformed as to whether any of these competitors are presently developing additional technology that will directly compete with the Company's product offerings. See Item 1, Business, Competition.

     10. EXPORT SALES. Export sales accounted for approximately 36%, 41% and 40% of the Company's business in 2002, 2001 and 2000, respectively. To service the needs of these customers, the Company must provide worldwide sales and product support services. There are a number of risks inherent in international expansion, including language barriers, increased risk of software piracy, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign companies, longer account receivable cycles and increased collection risks, potentially adverse tax consequences, difficulty in repatriating earnings, and the burdens of complying with a wide variety of foreign laws. See Item 1. Business, Major Customers and Foreign Sales

     11. DEPENDENCE ON CERTAIN INDIVIDUALS. The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert
H. Reback, President and CEO, David P. Faulkner, Executive Vice President of Sales and Marketing, Michael D. Feaster, Vice President of Software Development and Steven K. Sorensen, Vice President and Chief Engineer. Any material change in the Company's senior management team could adversely affect the Company's profitability and business prospects. The Company does not maintain key man insurance for any of its key management and engineering personnel.

     12. COPYRIGHT PROTECTION AND PROPRIETARY INFORMATION. The Company's software innovations are proprietary in nature, and the Company has obtained copyright protection for many of them. It is possible, however, for infringement to occur. Although the Company intends to prosecute diligently any infringement of its proprietary technology, copyright litigation can be extremely expensive and time-consuming, and the results of litigation are generally uncertain. Further, the use by a competitor of the Company's proprietary software to create similar software through "reverse engineering" may not constitute an infringing use. The Company relies on confidentiality and non-disclosure agreements with employees and customers for additional protection against infringements, and the Company's software is encoded to further protect it from unauthorized use. See
Item 1. Business, Intellectual Property Rights.

     13. CONTROL. Stockholders will be entitled to vote in the election of the Company's directors, but will not be entitled to separate board representation. The executive officers and directors of the Company have direct or may be deemed to have direct ownership of approximately 9% of the outstanding shares of Common Stock of the Company.

     14. MARKETABILITY OF COMMON STOCK. The Company's Common Stock is currently listed on the OTC Bulletin Board under the trading symbol CMXX. There are presently only 15 market makers. Obtaining a listing on a national securities exchange or being quoted on an automated interdealer quotation system would provide automated quotations of the stock's price. Trading through market makers tends to limit the volume of sales and can cause wide fluctuations in a stock's price, based on the available supply and demand for the stock at any particular time.

     15. ANTI-TAKEOVER PROVISIONS. Certain provisions of the Nevada General Corporation Law have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with, and to obtain the approval of, the Company's Board of Directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so.

     16. QUARTERLY FLUCTUATIONS. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by various factors, including the capital procurement practices of its customers and the electronics industry in general, the timing and acceptance of new product introductions and enhancements, and the timing of product shipments and marketing. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors, the Company's product and customer mix, the level of competition and overall trends in the economy.

     17. POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes that factors such as the announcement of new products by the Company or its competitors, market conditions in the electronics industry in general, and quarterly fluctuations in financial results, could cause the market price of the Common Stock to vary substantially. In recent years, the stock market has experienced price and volume fluctuations that have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. The market volatility may adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES
===================

     The Company operates in a leased facility located at 6979 South High Tech Drive, Midvale, Salt Lake County, Utah (about six miles south of Salt Lake
City). The Company entered into a 38-month lease beginning in October of 2002. The present facility consists of approximately 15,000 square feet. All operations of the Company are conducted from its headquarters, with its satellite offices serving only as remote sales and technical support offices.

ITEM 3.  LEGAL PROCEEDINGS
==========================

Litigation with PUMA Foundation, LTD. and Loving Spirit Foundation

     On January 16, 2003, Puma Foundation, Ltd., a Bermuda limited liability company ("Puma"), as plaintiff, filed a complaint against the Company, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. The complaint alleges that Puma is the owner of a Cimetrix 10% Senior Note in the amount of $500,000 allegedly donated to Puma by Loving Spirit Foundation, a Florida foundation ("Loving Spirit"), and that on January 2, 2003, Puma tendered the Senior Note certificate for payment, and is entitled to payment of $500,000, plus accrued interest. Plaintiff also seeks undisclosed attorneys fees and costs. The assets of Puma were unfrozen in the case of The Securities and Exchange Commission v. Paul A. Bilzerian, et al. (Civil Action No. 89-1854 (SSH)) and returned to Puma on or about December 30, 2002.The president of Puma is Terri L. Steffen, the wife of Paul A. Bilzerian, the former President, CEO and Director of Cimetrix. During September 2002, the Company had been in negotiations with Puma and believed that once the assets of the foundation became unfrozen, Puma would accept the Company's proposal to receive 50% payment in cash and roll over the other 50% into new Cimetrix 12% Senior Notes due 2005, provided that no other holder of Cimetrix 10% Senior Notes received payment of more than 50% in cash. Since that time, Puma has issued several letters to the Company demanding payment in full. While the Company has tried to negotiate acceptable payment terms, Puma's recent position has been non-negotiable and it has demanded cash payment in full. Since learning of this lawsuit, current management has examined its files relating to the Senior Note certificate that is the subject of the lawsuit and has discovered that this certificate may, in fact, not be a valid Company 1997 Senior Note. The Company will continue to examine this issue and is currently conducting an investigation to determine its legal obligations. On February 24, 2003, in response to the complaint, Cimetrix filed a motion to dismiss or in the alternative transfer this action to the District of Utah.

     On or about March 18, 2003, the Company received an Amended Complaint filed by Puma and Loving Spirit, as plaintiffs. The Amended Complaint adds an additional claim that the Company has violated Section 517.301 of the Florida statutes relating to securities violations by allegedly making untrue statements to Loving Spirit when Loving Spirit paid $500,000 to Cimetrix for the 10% Senior Note which was subsequently allegedly donated to Puma. Under this new claim Loving Spirit seeks damages of $500,000 plus interest, attorney fees, costs and any other damages and penalties recoverable under Florida law. Cimetrix intends to defend against this claim vigorously.

Litigation with Steven D. Hausle, et al

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
============================================================

     No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2002.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
==============================================================================

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

Common Stock

Period (Calendar Year)                             Price Range

     2000                                  High                     Low
----------------                          ------                   ------
 First quarter                          $  7.00                 $   2.25
 Second quarter                         $  5.31                 $   3.00
 Third quarter                          $  3.50                 $   1.88
 Fourth quarter                         $  2.38                 $   1.13

     2001
----------------
 First quarter                          $  3.31                 $   1.25
 Second quarter                         $  1.60                 $    .57
 Third quarter                          $   .95                 $    .40
 Fourth quarter                         $   .51                 $    .30

     2002
----------------
 First quarter                          $   .68                 $    .33
 Second quarter                         $   .45                 $    .26
 Third quarter                          $   .30                 $    .17
 Fourth quarter                         $   .35                 $    .10

     2003
----------------
 First quarter (as of March 28, 2003)   $   .20                 $    .14


     On March 28, 2003 the closing quotation for the Company's common stock on the NASD OTC Bulletin Board was $.14 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     On March 28, 2003 there were 24,089,833 shares of common stock issued and outstanding, held by approximately 2,700 beneficial shareholders.

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

     Treasury stock of the Company is recorded at cost and is disclosed in the Stockholders' Equity section of the Company's financial statements. Presently there are 25,000 shares held as treasury stock by the Company. The Company has no plan to resell its treasury shares or issue additional shares of stock with the exception of the shares to be issued to Tsunami Network Partners Corporation (see Liquidity and Capital Resources following in this document)unless it has a need for additional working capital.

Common Stock Options and Warrants

     As of December 31, 2002, the Company had a significant number of derivative securities outstanding, in the form of stock options and warrants representing a potential total of 4,754,750 shares of common stock, respectively, which are summarized in the following table with detail of each in the subsequent tables.

                                            Strike         Number Outstanding
            Description                      Price          December 31, 2002
          -------------------------------------------------------------------
          1998 Stock Option Plan          $0.35-3.50             2,810,000 (1)
          Directors Stock Option Plan     $0.35-3.50               779,000
          Warrants                        $0.35-1.00             1,165,750
                                                           ------------------
          Total Options and Warrants                             4,754,750
          -------------------------------------------------------------------
          (1) Excludes 500,000 options, which expired as of December 31, 2002, none having been exercised.


1998 Incentive Stock Option Plan as of December 31, 2002 and March 31, 2003

     As of December 31, 2002 and March 31, 2003, respectively, there were issued and outstanding to the Company's employees, options for the purchase of 2,810,000 and 3,747,500 shares of the Company's common stock, under the Company's 1998 Incentive Stock Option Plan as amended. The following table summarizes the quantity and exercise prices of the options.

             Option                  Outstanding               Outstanding
             Price               at December 31,2002       at March 31, 2003
             ---------------------------------------------------------------
             $0.35                       --                      1,140,000
             $1.00                    2,022,500                  1,870,000
             $2.50 (1)                  387,500                    337,500
             $3.00                      350,000                    350,000
             $3.50                       50,000                     50,000
                                    -----------                -----------
             Total Options            2,810,000                  3,747,500
             ---------------------------------------------------------------
          (1) Excludes 500,000 options, which expired as of December 31, 2003, none having been exercised.

     A total of 4,000,000 shares of common stock have been reserved for issuance under the plan. The existing options will begin to expire in April 2003 and continue to expire through November 2006. None of these options have been registered for resale. Subsequent to year end, on January 2, 2003, the Company issued the 1,140,000 options exercisable at $0.35 per share, as included in the above table.

Directors Stock Option Plan as of December 31, 2002 and March 31, 2003

     As of December 31, 2002 and March 31, 2003, respectively, there were issued and outstanding options for the purchase of 779,000 and 763,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. The following table summarizes the quantity and exercise prices of the options.


              Option                 Outstanding                Outstanding
              Price              at December 31,2003         at March 31, 2003
              ----------------------------------------------------------------
              $0.35                     200,000                   200,000
              $1.00                     225,000                   225,000
              $2.50                     258,000                   242,000(2)
              $3.50                      96,000                    96,000
                                       --------                  --------
              Total Options             779,000                   763,000
          -----------------------------------------------------------
             (2) Excludes 16,000 options, which expired as of January 22, 2003, none having been exercised

     A total of 1,000,000 shares of common stock have been reserved for issuance under the plan. Approximately 162,000 of these options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. 219,000 of the above options, are held by former Board of Directors of the Company. Options issued to directors and former directors began to expire in January 2003 and will continue to expire through January 2012

Equity Compensation Plans

     The following table summarizes the Company's equity compensation plans as of March 31, 2003. Equity compensation plans consist of the 1998 Incentive Stock Option Plan and Directors Stock Option Plan.

Plan category     Number of           Weighted avg.         Number of securities
                  securities          exercise              remaining available
                  to be issued upon   price of outstanding  for future issuance
                  exercise of out-    options, warrants and
                  standing options,   rights
                  warrants and rights
                  ------------------- ---------------------- -------------------
Equity
compensation
plans approved
by security
holders              3,747,500                $1.16                 252,500

Equity
compensation
plans not approved
by security holders    763,000                $1.62                 237,000
                     ---------                                    ---------

Total                4,510,500                                      489,500

Warrants

          The following table summarizes the quantity and exercise price of outstanding warrants.

                                         Strike        Number Underlying Shares
          Description                    Price            December 31, 2002
          -------------------------------------------------------------------
          2001 Series Warrants           $1.00                114,250
          2002 Series Warrants           $0.35              1,051,500
                                                            ---------
          Total Warrants                                    1,165,750

     The 2001 Series Warrants were issued in November 2001 to purchasers of the Company's 10% Senior Notes due September 30, 2004. A total of 457 warrants were issued, with each warrant entitling the holder to purchase 250 shares of common stock at $1.00 per share, or a total of 114,250 shares. These warrants became exercisable anytime after November 1, 2001 and on or before September 30, 2004, provided the shares issuable have been registered under the Securities Act of 1933, as amended, and either registered or qualified for an exemption under any applicable state securities laws. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the 2001 Series Warrants. To date, none of the 2001 Series Warrants have been exercised. The 2001 Series Warrants will expire on September 30, 2004.

     The 2002 Series Warrants were issued October 2002 to purchasers of the Company's 12% Senior Notes due September 30, 2005 and to a related party of the Company. A total of 2,103 warrants were issued, with each warrant entitling the holder to purchase 500 shares of common stock at $0.35 per share, or a total of 1,051,500 shares. Of the 2,103 warrants that were issued, 1,503 were issued to purchasers of the Company's 12% Senior Notes due September 30, 2005.The remaining 600 warrants were issued to Joe K. Johnson, an Officer and Director of the Company. Mr. Johnson received these options because he had exchanged $600,000 of the Company's 1997 10% Senior Notes for 400,000 shares of common stock. This transaction will be disclosed in Related Party Transactions in the Company's proxy statement on Form 14A which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.All 2,103 warrants became exercisable anytime after October 1, 2002 and on or before September 30, 2005, provided the shares issuable have been registered under the Securities Act of 1933, as amended, and either registered or qualified for an exemption under any applicable state securities laws. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the 2002 Series Warrants. To date, none of the 2002 Series Warrants have been exercised. The 2002 Series Warrants will expire on September 30, 2005.

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

Statements of Operations Data
                                                   Years       ended       December 31,
                                    --------------------------------------------------------------

                                     2002          2001          2000          1999          1998
                                     ----          ----          ----          ----          ----
                                                   (in thousands, except per share data)

Sales                              $ 2,975       $ 4,075       $ 5,900       $ 3,823       $ 4,161

Operating Expenses:
Cost of sales                          952           718           647           103           454
Selling, marketing and
 customer support                    1,625         2,002         1,128           734           713
Research and development             1,074         1,899         1,595         1,508         1,479
General and administrative           1,544         1,645         1,936         1,239         1,854
Provision for doubtful accounts        337           287            59            42
Impairment loss                       1224         3,112             -             -         3,526
Compensation - stock options             -             -             -            12            20
                                   -------       -------       -------       -------       -------

Total operating expenses             6,756         9,663         5,365         3,638         8,046
                                   -------       -------       -------       -------       -------
Income (loss) from operations       (3,781)       (5,588)          535           215        (3,885)
                                   -------       -------       -------       -------       -------
Net Income (loss)                  $(4,055)      $(5,620)      $   513       $   102       $(4,070)
                                   =======       =======       =======       =======       =======
Income (Loss) per
  common share                     $  (.17)      $  (.23)      $   .02       $   .01       $  (.17)
                                   =======       =======       =======       =======       =======
Dividends per common share               -             -             -             -             -
                                   =======       =======       =======       =======       =======

Balance Sheet Data
Current assets                     $ 2,103       $ 4,479       $ 6,040       $ 2,590       $ 2,839
Current liabilities                  2,225         3,171           779           883           398
Working capital   (1)                 (122)        1,308         5,261         1,707         2,441
Total assets                         2,968         6,854        13,126         9,374         3,762
Total long-term debt                 1,556           439         2,704         2,681         2,691
Stockholders' equity (deficit)        (888)        3,020         9,643         5,810           673
--------------------------------------------------------------------------------------------------

     (1) Working capital deficit includes a $500,000 note payable to Tsunami Network Partners Corporation. Subsequently on March 31, 2003 the Company converted the note into 1,474,911 restricted shares of common stock thus freeing up approximately $500,000 of additional working capital to fund operations. See
Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
=====================

     Following is a discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for 2002. The information includes discussions of revenues, expenses, liquidity, capital resources and other significant items. Generally the information is presented in a three year comparison format using 2002, 2001 and 2000 data.

Statements of Operations Summary

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.

                                                    Year Ended December 31,
                                               ---------------------------------

                                               2002           2001          2000
                                               ----           ----          ----
Net sales                                      100%           100%          100%
                                               ----           ----          ----

Operating expenses:
     Cost of sales                              32%            18%           11%
     Selling, marketing and customer support    55             49            19
     Research and development                   36             47            27
     General and administrative                 52             40            33
     Provision for doubtful accounts            11              7             1
     Impairment Loss                            41             76             -
                                                --             --            --
           Total operating expenses            227            237            91
                                               ---            ---            --
Income (loss) from operations                 (127)          (137)            9
     Interest income, net of expense            (8)            (1)           (1)
     Other income (expenses)                    (1)             1             1
                                                --             --            --
           Net Income (loss)                  (136)%         (138)%           9%
                                               ===            ===            ==


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

     2) Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this criterion.

     3) The price of the products or services is fixed and measurable. It is the policy of the Company to provide its customers a 30-day right to return.
However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon the sale. If the number of returns was to increase substantially, the Company would establish a reserve based on a percentage of sales to account for any such returns.

     4) Collectibility of the sale is reasonably assured, receipt is probable. Collectibility of a sale is determined on customer by customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

     If a sale involves a bundled package of software, support and services at a discounted price, revenue is allocated to each element based on the respective list price of each. Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately. Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months. Revenue from services is recognized as services are performed. Standard payment terms for sales are net 30 (net 45 - 60 for foreign customers). On occasion extended payment terms will be offered. Revenues from sales with terms greater than net 90 days are generally recognized as payments become due.

Allowance for Doubtful Accounts

     The Company maintains a reserve for doubtful accounts, which is for estimated losses resulting from uncollectible accounts receivable. Generally the Company records an allowance for doubtful accounts based on a percentage of overall sales. In addition if collectibility becomes doubtful on any receivable, a reserve is set up for the entire amount.

Net Sales

     Net sales for the three fiscal years ended December 31, 2002, 2001, and 2000 were approximately $2,975,000, $4,075,000, and $5,900,000, respectively.
Net sales for 2002 decreased $1,100,000, or 27%, to $2,975,000,  from $4,075,000 in 2001. Net revenues for 2001 decreased $1,825,000, or 31%, to $4,075,000, from
$5,900,000 in 2000. These decreases were primarily due to a significant reduction in the volume of software sales, rather than a reduction in the selling price of the software.

     Sales have been significantly below forecast since the second quarter of 2001, due to a slowdown in the electronics industry. The electronics industry has been very cyclical in nature with periods of double-digit growth followed by periods of little or no growth. At the present time, orders for new equipment in the robot, SMT and semiconductor markets, which would include the runtime licenses of the Company's software products, remain significantly below prior periods. Because of this, the Company's software sales consist primarily of development licenses to OEM customers. As new equipment orders increase, runtime license revenue is expected to increase. In addition competitive pressures may also be contributing to the drop in revenues, but this decrease is not quantifiable.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base. Management hopes for, but does not anticipate a significant increase in sales over the present levels. Unfortunately Management has not seen any indication that the electronics industry is starting to recover or that orders for new equipment will increase.

     Net sales for 2002 included approximately $1.36 million of software revenue, which represents a 54% decrease in software revenues from $2.93 million in 2001. In addition net sales in 2002 included approximately $960,000 of application engineering services revenue, which represents a 52% increase in services revenue from $633,000 in 2001. 2002 net sales also included approximately $655,000 of support revenue which represents a 29% increase in support revenue from $507,000 in 2001.

     Net sales for 2001 included approximately $2.93 million of software revenue, which represents a 40% decrease in software revenue from $4.87 million in 2000. In addition net sales in 2001 included approximately $633,000 of application engineering services revenue, which represents an 11% increase in services revenue from $571,000 in 2000. 2001 net sales also included approximately $507,000 of support revenue, which represents a 10% increase in support revenue from $459,000 in 2000.

     The following table summarizes net revenues by categories, as a percent of total net revenues:
                                                     Year Ended December 31,
                                               ---------------------------------
                                               2002           2001          2000
                                               ----           ----          ----
      Software revenues                          46             72            83
      Application revenues                       32             16            10
      Support/training revenue                   22             12             7

Cost of Sales

     The Company's cost of sales as a percentage of net sales for the years ended December 31, 2002, 2001, and 2000 were approximately 32%, 18%, and 11%, respectively. Cost of sales increased by approximately $234,000 or 33%, to approximately $952,000 for 2002, from $718,000 for 2001. This increase was attributable to an increase in the sale of engineering services that were performed internally. While the Company's focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system. These services are performed both internally and externally through resellers and distributors with the costs related to the sale of services performed through external resources also accounted for as cost of sales.

     Cost of sales increased by approximately $71,000, or 11%, to approximately $718,000 for 2001, from $647,000 for 2000. This increase was attributable to the increase in the sale of outside engineering services during that period.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses decreased $377,000 or 19%, to $1,625,000 in 2002, from $2,002,000 in 2001. This decrease was due to the consolidation of operations from the Company's semiconductor division, which was located in Los Gatos, California into its Salt Lake City, Utah headquarters in March 2002, and the reduction in the number of sales and marketing personnel.

     Selling, marketing and customer support expenses increased $874,000, or 77%, to $2,002,000 in 2001, from $1,128,000 in 2000. This substantial increase was attributable to the costs the Company incurred to add additional personnel in each of the selling, marketing and customer support areas during this period. During this period a new office was established in Europe in October 2001, which is located in Archamps, France. This office included two personnel, one sales person who was responsible for direct sales and account management in Europe and one engineer who was responsible for providing technical support to customers in Europe. Additionally the Company maintained its office in Los Gatos, California during 2001. That office included four personnel, including direct sales, marketing and customer support.

     Selling, marketing and customer support expenses for 2002, 2001, and 2000 reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses decreased by $825,000, or 43%, to $1,074,000 in 2002, from $1,899,000 in 2001. These expenses decreased due to the reduction in the number of technical personnel involved in the development of new products and maintenance of existing products.

     Research and development expenses increased by $304,000, or 19%, to $1,899,000 in 2001, from $1,595,000 in 2000. These expenses increased due to the addition of technical personnel that were needed to continue work on the development of new products and maintenance of existing products during the period. The Company's efforts to develop its motion control and communications products for Microsoft WindowsNT/2000 represented the majority of the research and development expenditures during 2002, 2001 and 2000.

     Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization were reflected in general and administrative expenses, discussed below.

General and Administrative

     General and administrative expenses decreased $101,000, or 6%, to $1,544,000 in 2002, from $1,645,000 in 2001. Significant cost reductions resulted from decreases in depreciation, amortization, legal and operating expenses, as the Company reduced the size of its staff and related operating expenses.

     General and administrative expenses decreased $291,000, or 15%, to $1,645,000 in 2001, from $1,936,000 in 2000. The majority of this decrease is due to the reduction in amortization expense of capitalized software costs. Software development expenses that had been capitalized in 1995, and were being amortized over a five year period, are now fully amortized. Acquired software technologies, with a book value of approximately $2,500,000, which were being amortized over a period of 12 years, were written-off at year end, reducing future amortization expense by approximately $260,000 annually.

     General and administrative costs include all direct costs for administrative and accounting personnel, all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for 2002 decreased $326,000 or 43%, to $434,000, from $760,000 in 2001. Depreciation and amortization expense for 2001 decreased $35,000 or 4%, to $760,000, from $795,000 in 2000. Depreciation and amortization expense represented 28%, 39% and 40% of all general and administrative expenses in 2002, 2001 and 2000, respectively.

Provision for Doubtful Accounts

     Expenses related to a provision for doubtful accounts increased $50,000 or 17%, to $337,000 in 2002, from 287,000 in 2001. This increase was attributable to poor economic conditions worldwide.

     Expenses related to a provision for doubtful accounts increased $228,000 or 387%, to $287,000 in 2001, from 59,000 in 2000. This increase was attributable to poor economic conditions worldwide

Impairment Loss

     The Company incurred an impairment loss of $1,224,000 in the fourth quarter of 2002. This loss consisted of the partial write-off of $1,224,000 of its intangible asset relating to the SDI technology acquisition of approximately $2,580,000. Due to poor economic conditions worldwide along with a decrease in projected future cash flows resulting directly from sales relating to this technology, management determined that a significant portion of the technology was not recoverable. This asset, which had been acquired in December 1999, for 710,000 shares of common stock, and approximately $500,000 in cash, is currently being amortized over a period of 10 years. Based on future sales estimates over the remaining useful life of this asset, management believes that the Company has the ability to recover the remaining carrying value of this asset as of December 31, 2002.

     In the fourth quarter of 2001, the Company incurred an impairment loss of $3,112,000. This loss consisted of the write-off of technology, the write-off of an investment in the Company's Japanese affiliate, and a reserve for divisional closing costs, each of which is explained below.

     In the fourth quarter of 2001, due to software licensing ownership issues, low forecasted sales, and the high cost of integrating the AART product into the Company's CODE products, management determined that it could no longer justify devoting any additional working capital or resources to the Company's AART products. Without a plan or the ability to recover its investment in this asset, its valuation was in question. Therefore the Company wrote-off its remaining intangible asset related to the AART technology acquisition of approximately $2,490,000. This asset, which had been acquired in December 1999, for 1,200,000 shares of common stock, minus 400,000 shares that were subsequently returned, and approximately $326,000 in cash, was being amortized over a period of 12 years. The Company continues to support its present customers, but has no other plans to market and sell this product.

     Due to poor economic conditions worldwide, the Company wrote-off its investment in its Japanese affiliate, Aries, Inc. Aries is the Company's primary distributor of its products in the Japanese market. The Company invested approximately $522,000 in fiscal 2000 by purchasing 600 shares of Aries common stock through the exchange of accounts receivable from Aries. The Company plans to continue to work with and sell to Aries in fiscal 2003, and continues to hold its shares. Should the Company recover any of this investment in the future, an adjustment will be made to reflect that recovery.

     In the fourth quarter 2001, the Company took a one-time charge against income of approximately $90,000 for anticipated costs related to the closing of its sales office located in Los Gatos, California. In order to reduce expenses, management closed the office, which was primarily responsible for the selling and marketing of the Company's CIM300 software products. The operations were moved and consolidated into the Company's headquarters in Salt Lake City, Utah.

Other Income (Expenses)

     Interest income decreased by $156,000, or 74%, to $55,000 for 2002, from $211,000 for 2001. This decrease is a result of reduced cash reserves, which were used to fund operations. Additionally, the rate of interest earned on cash reserves decreased due to a drop in market interest rates. All cash reserves are invested in conservative money market accounts, cash equivalents, and marketable securities.

     Interest income decreased by $11,000, or 5%, to $211,000 for 2001, from $222,000 for 2000. This resulted from the decrease in the Company's cash reserves as cash was used to fund operations in the period.

     Interest expense increased $29,000, or 11% to $297,000, for 2002. Interest expense for this period was attributable to the Company's 10% and 12% Senior Notes. The principal face value balance outstanding on the Senior Notes at December 31, 2002 was $2,616,000. (See Note 8, Senior Notes Payable, of the audited financial statements, following in this document.) The increase in interest expense was due to the additional expense realized from the amortization of bond discount related to the Warrants issued with the Company's 2001 and 2002 series Senior Notes. (The warrants are discussed above in, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, and in
Note 15, Stock Options and Warrants, of the audited financial statements, following in this document.)

     Interest expense remained the same at $268,000 for 2001, compared to $268,000 for 2000. Interest expense for this period was attributable to the Company's 10% Senior Notes. The principal face value balance outstanding on the Senior Notes at December 31, 2001 was $2,681,000, the same as at December 31, 2000. Interest expense on the Senior Notes is accrued monthly and paid semi-annually on April 1 and October 1.

Compensation - Stock Options

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. This information is disclosed in Note 15, Stock Options and Warrants, of the audited financial statements, following in this document. The Company will continue to apply prior accounting rules and make pro forma disclosures for stock option grants to employees.

     During 2002, no options were granted for non-employee services and, accordingly, the Company was not required to record any compensation cost related to such options.

Liquidity and Capital Resources

     A contingent liability that existed as of September 30, 2002, in the form of redeemable common stock, representing a potential cost to the Company of $224,000, has been resolved by a Settlement Agreement entered into with Jana Manley and a Letter of Agreement entered into with Parr Waddoups Brown Gee & Loveless, attorneys for the Manleys. This contingent liability resulted from the earlier settlement of litigation with Peter H. Manley and Jana Kay Manley, plaintiffs, v. Cimetrix, wherein the Company agreed to repurchase up to 80,000 of its own Common Stock shares from the Manleys. (This litigation is discussed in Part I, Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001.)

     As part of the settlement of the Manley litigation, the Company may have been required to purchase up to 80,000 shares of Company common stock from the Manleys at $2.80 per share, or a maximum total repurchase cost of $224,000, beginning on December 1, 2002. Of this contingent liability, 53,214 shares of Company common stock were controlled by Jana Manley, which at $2.80 per share represented a potential repurchase cost of $149,000. The other 26,786 shares of Company common stock were controlled by the law firm of Parr, Waddoups, Brown, Gee & Loveless, which represented the Manleys during this litigation, which at $2.80 per share represented a potential repurchase cost of $75,000. Due to the Company's low cash balance, it would have been very difficult for the Company to pay the full redemption amounts in cash to either Jana Manley or the law firm of Parr, Waddoups, Brown, Gee & Loveless. On December 31, 2002, the Company and Jana Manley reached agreement that in exchange for surrender and cancellation of the 53,214 shares of Company common stock controlled by Ms. Manley, the Company would pay a one time cash payment of $29,000 and deliver a Company 12% Senior Note due 2005 in the amount of $120,000. All other terms and conditions contained in the Manley litigation settlement agreement entered into effective June 26, 2001 remain as stated in that agreement. On January 6, 2003, the Company also reached an agreement with the law firm of Parr, Waddoups, Brown, Gee & Loveless providing that in exchange for the surrender and cancellation of the 26,786 shares of Company common stock owned by the law firm, the Company would pay a one time cash payment of $41,250 and be released from any further obligations with respect to the law firm's stock repurchase option.

     The Company's future liquidity remains uncertain due to the following:

     Approximately $982,000 of the Company's 10% Senior Notes that matured on September 30, 2002 still remain unpaid. While the Company has entered into negotiations with the holders of the notes to invest some or all of the amount due in the Company's new 12% Senior Note offering (See Note 8, Senior Notes Payable, of the audited financial statements following in this document), the final disposition of these notes has not been determined. Of the $982,000 outstanding, $500,000 has been presented to the Company for redemption. Because the Company has not paid the $500,000, the holder of the notes, Puma Foundation, Ltd., filed a complaint against the Company on January 16, 2003, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. In the complaint Puma Foundation, Ltd., is seeking payment of the $500,000 note plus interest, attorneys fees and costs. This complaint is discussed in Part I, Item 3, Legal Proceedings, earlier in this document.

     The remaining $482,000 of Senior Notes due September 30, 2002, have not been presented for payment because they are presently under the jurisdiction of a Receivership established by the United States District Court for the District of Columbia in 2000 in the case of The Securities and Exchange Commission v. Paul A. Bilzerian et al. (Civil Action No. 89-1854 (SSH)). As requested by the Company, the Receiver, appointed by the United States District Court for the District of Columbia has filed with the court a motion to accept the Company's proposal to receive 50% payment in cash with respect to two Senior Notes and to roll over the other 50% into new Cimetrix 12% Senior Notes due 2005. One is a $110,000 note owned by the Receiver, the other is a $372,000 note under the Receiver's control. Consequently, with respect to these two notes totaling $482,000, the Company expects to pay $241,000 in cash and expects to issue new notes for the other $241,000, thus freeing up an additional $241,000 of working capital to fund operations.

     While management believes that the Company does have sufficient working capital to maintain its current level of operations for fiscal 2003, it does not have sufficient capital to maintain its current level of operations and also retire the remaining balance of $982,000 of its 10% Senior Notes. Payment of this debt would consume a majority of the Company's cash and it may not be able to continue operations.
                                      -30-

     The Company issued $1,503,000 of 12% Senior Notes due September 30, 2005 through its private placement offering. Of this amount, $395,000 was received in cash from investors and $1,108,000 was received through the exchange of 10% Senior Notes due September 30, 2002 and 10% Senior Notes due September 30, 2004. It is critical to the Company's cash flow that the Company succeed in negotiating the remaining $982,000 balance of its 10% Senior Notes. This would free up working capital that is needed to fund operations if the Company's operating results do not improve.

     At December 31, 2002, the Company had cash and other current assets of $2,103,000, and current liabilities of $2,225,000, resulting in a working capital deficit of $122,000, as compared to working capital of $1,308,000 at December 31, 2001. This decrease in working capital of $1,186,000 was due to the use of working capital to fund operations due to operating losses as well as the payment of $580,000 in settlement of Senior Notes.

     On September 30, 2002, the Company entered into a convertible note purchase agreement in the amount of $500,000, with Tsunami Network Partners Corporation, a Japanese corporation and on October 7, 2002, the Company received the $500,000. The terms of the agreement provided for a short- term loan with a principal amount of $500,000 at a rate of 6 3/4 % annum, with principal and interest that came due on March 31, 2003. The conversion feature of the note provided that the note would convert into fully paid, nonassessable, restricted shares of common stock at a conversion price of $0.35 per share. On March 31, 2003 the Company converted the note into 1,474,911 restricted shares of common stock thus freeing up approximately $500,000 of additional working capital to fund operations.

     Future liquidity is also dependent upon the Company's ability to generate cash flow from operations. In 2002 and 2001, the Company generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. The current operating deficit makes obtaining working capital through traditional bank loans or credit lines more difficult; however management continues to explore options to raise working capital.

     Cash used in operating activities for the twelve months ended December 31, 2002 was $1,269,000 compared to cash used in operating activities of $971,000, for the same period in 2001. The negative cash flow resulted primarily from the net loss from operations of $4,055,000. The Company's trade receivables also decreased by $1,228,000 to $484,000 for the twelve months ended December 31, 2002, from $1,712,000 at December 31, 2001, due to the collection of such receivables, low sales volume, and additional reserves for doubtful accounts.

     Cash provided by investing activities for the period ended December 31, 2002 was $1,297,000, compared to cash used in investing activities of $1,737,000 for the same period in 2001. This increase resulted from the sale of marketable securities.

     The Company has not been adversely affected by inflation but does believe that technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of our customer's product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers accounted for 36%, 41%, and 40% of the Company's net sales for 2002, 2001, and 2000, respectively.

Factors Affecting Future Results

     Revenues for 2002 decreased significantly compared to the prior year, coming in below the Company's target revenue. The economic slowdown continues and has led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. Because of this, Management continues to invest heavily in sales and marketing efforts in order to expand its customer base. Management remains hopeful that these new customers will provide the needed revenues to sustain operations.

Subsequent Events

     See Item 3. Legal Proceedings and see Note 20 of the Consolidated Financial Statements.

Contacting Cimetrix

     In an effort to make information available to shareholders and customers, the Company has established its World Wide Web site www.cimetrix.com. All shareholders or other interested parties are encouraged to access the Company's web site before contacting the Company directly. We are committed to keep the information on this site up to date. The Company's web site contains links to the Company's public filings with the SEC, press releases, detailed product information, customer information, and employment opportunities.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
====================================================

     The Financial Statements of the Company called for by this item are contained in a separate section of this report. See "Index to Consolidated Financial Statements" on Page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
=====================

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
===========================================================

     Information regarding Directors and regarding disclosure of delinquent Form 3,4,and 5 filers is incorporated by reference from the information in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Information regarding Executive Officers of the Company is contained in Part 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION
===============================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
=======================================================================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
=======================================================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14. CONTROLS AND PROCEDURES
================================

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
========

     (a) Financial Statements and Schedules

     The independent auditors' report with respect to the above-listed financial statements appears on page 43 of this report.

     The financial statements of Cimetrix as set forth under Item 8 are filed as part of this report and appear on page 45 of this report.

     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements and notes thereto.

     (b) Reports on Form 8-K

     On November 19, 2002, the Company filed a Form 8-K, including Item 5. Other Events, announcing the appointment of Joe K. Johnson as Interim Chief Financial Officer. Mr. Johnson has served as director of the Company since April 2001, and remains in that capacity. Mr. Johnson succeeds Riley G. Astill who left the Company to pursue other opportunities. Mr. Johnson will serve as Interim Chief Financial Officer until further notice.

     Subsequent to year end, on February 18, 2003, the Company filed a Form 8-K including Item 5. Other Events, addressing two items relating to the future liquidity of the company namely (1) $982,000 of the Company's 10% Senior Notes that matured on September 30, 2002 and (2) the contingent liability which existed as of December 31, 2002 with respect to the settlement of the Manley litigation (see Liquidity and Capital Resources under Part II. Item
     7. Management's Discussion and Analysis of Financial Conditions and Results of Operations).

     (c) Exhibit listing


         Exhibit No.   Description

           3.1         Articles of Incorporation (1)
           3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
           3.3         Amended Bylaws
          10.1         Lease with Capitol Properties Four, L.C. (3)
          10.2         1998 Incentive Stock Option Plan (4)
          10.3         Security Agreement with Michael and Barbara Feaster (5)
          10.4 Employment Agreement with Robert H. Reback, President and Chief Executive Officer (6)
          10.5 Employment Agreement with David P. Faulkner, Executive Vice President and Managing Director of Machine
                       Control Products (6)
          10.6 Employment Agreement with Michael D. Feaster, Vice President of Software
                       Development (6)
          10.7 Employment Agreement with Steven K. Sorensen, Vice President and Chief Technical Officer (6)
          10.8         Amendment 1 to 1998 Incentive Stock Option Plan (7)
          10.9         Amendment 2 to 1998 Incentive Stock Option Plan (8)
          10.10 Form of Indemnification Agreement with directors and officers (9)
          10.11 Settlement Agreement and Mutual Release with Peter Manley and Jana Manley (9)
          10.12 Convertible Note Purchase Agreement and Convertible Note with Tsunami Network Partners Corporation (10)

         --------------------------------------
   (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
   (2) Incorporated by reference to
       Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
   (3) Incorporated by reference from the Registration Statement on Form
       S-2, File No. 333-60, as filed on July 2, 1997.
   (4) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 20, 1998.
   (5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31,2000, filed April 2, 2001.
   (6) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
   (7) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 30, 2001, as filed on May 14, 2001.
   (8) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 30, 2002, as filed on April 30, 2002.
   (9) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.
  (10) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed on November 14, 2002.

     SIGNATURES Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

                                   REGISTRANT

                              CIMETRIX INCORPORATED


                            By: /S/ Robert H. Reback
                                --------------------
                                    Robert H. Reback
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                            By: /S/ Joe K. Johnson
                                --------------------
                                    Joe K. Johnson
                                    Interim  Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                              Title                          Date
---------                              -----                          ----

/S/Robert H.Reback       President and Chief Executive Officer    March 31, 2003
--------------------    (Principal Executive Officer, Director)
Robert H. Reback

/S/Joe K.Johnson         Interim Chief Financial Officer          March 31, 2003
------------------      (Principal Financial and Accounting
Joe K.Johnson            Officer,Director)

/S/Randall A. Mackey     Chairman of the Board and Director       March 31, 2003
---------------------
Randall A. Mackey

/S/DR.Lowell K.Anderson  Director                                 March 31, 2003
------------------------
Lowell K. Anderson

/S/Richard Gommermann    Director                                 March 31, 2003
----------------------
Richard Gommermann

                                 CERTIFICATIONS
                                 ==============

I, Robert H. Reback, certify that:

1. I have reviewed this annual report on Form 10-K of Cimetrix Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003



/S/ Robert H. Reback
--------------------
Robert H. Reback
President and Chief Executive Officer

I, Joe K. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of Cimetrix Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003



/S/ Joe K. Johnson
------------------
Joe K. Johnson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

                             EXHIBIT 3 TO FORM 10-K
                      (By-laws, Articles of Incorporation)


Exhibit No.  Page No.          Description

  3.1           *              Articles of Incorporation
  3.2           *              Articles of Merger of Cimetrix (USA) Incorporated
                               with Cimetrix Incorporated
  3.3           *              Amended Bylaws

--------------------------------------------------------------------------------
*Incorporated by reference (See exhibit listing above in ITEM 15. Exhibits, Financial Schedules, and Reports on Form 8-K.)

                             EXHIBIT 10 TO FORM 10-K
                              (Material Contracts)


Exhibit No.  Page No.   Description

  10.1          *       Lease with Capitol Properties Four, L.C.
  10.2          *       1998 Incentive Stock Option Plan
  10.3          *       Security Agreement with Michael and Barbara Feaster
  10.4          *       Employment Agreement with Robert H. Reback, President
                        and Chief Executive Officer
  10.5          *       Employment Agreement with David P. Faulkner, Executive
                        Vice President and Managing Director of
                        Machine Control Products
  10.6          *       Employment Agreement with Michael D. Feaster, Vice
                        President of Software Development
  10.7          *       Employment Agreement with Steven K. Sorensen, Vice
                        President and Chief Technical Officer
  10.8          *       Amendment 1 to 1998 Incentive Stock Option Plan
  10.9          *       Amendment 2 to 1998 Incentive Stock Option Plan
  10.10         *       Form of Indemnification Agreement with directors and
                        officers
  10.11         *       Settlement Agreement and Mutual Release with Peter
                        Manley and Jana Manley
  10.12         *       Convertible Note Purchase Agreement and Convertible Note
                        with Tsunami Network Partners Corporation
--------------------------------------------------------------------------------
*Incorporated by reference (See exhibit listing above in ITEM 15. Exhibits, Financial Schedules, and Reports on Form 8-K.)

                       Consolidated Financial Statements
                           December 31, 2002 and 2001








































--------------------------------------------------------------------------------
                                                                             F-1

                      CIMETRIX INCORPORATED AND SUBSIDIARY

                   Index to Consolidated Financial Statements






                                                                        Page


Independent auditors' report                                             F-3


Consolidated balance sheet                                               F-5


Consolidated statement of operations                                     F-6


Consolidated statement of stockholders' equity                           F-7


Consolidated statement of cash flows                                     F-9


Notes to consolidated financial statements                               F-10





--------------------------------------------------------------------------------
                                                                             F-2

                                                    INDEPENDENT AUDITORS' REPORT









To the Board of Directors and Stockholders of Cimetrix Incorporated


     We have audited the consolidated balance sheet of Cimetrix Incorporated as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.





--------------------------------------------------------------------------------
                                                                             F-3

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has incurred significant losses, and has been unable to generate cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
February 7, 2003






















--------------------------------------------------------------------------------
                                                                             F-4

                                                           CIMETRIX INCORPORATED
                                                      Consolidated Balance Sheet
                                            (In thousands, except share amounts)

                                                                    December 31,
--------------------------------------------------------------------------------



             Assets                                        2002           2001
                                                     ---------------------------

Current assets:
   Cash and cash equivalents                            $ 1,057       $    743
   Marketable securities                                    396          1,785
   Receivables, net                                         484          1,712
   Inventories                                               87            156
   Prepaid expenses and other current assets                 79             83
                                                     ---------------------------

         Total current assets                             2,103          4,479

Property and equipment, net                                 181            230
Technology, net                                             632          2,120
Other assets                                                 52             25
                                                     ---------------------------
                                                        $ 2,968       $  6,854
                                                     ---------------------------

--------------------------------------------------------------------------------

             Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                     $   172       $    262
   Accrued expenses                                         193            504
   Deferred revenue                                         378            181
   Note payable                                             500              -
   Current portion of senior notes payable                  982          2,224
                                                      --------------------------

         Total current liabilities                        2,225          3,171

Senior notes payable                                      1,556            439
                                                      --------------------------

         Total liabilities                                3,781          3,610
                                                      --------------------------

Commitments and contingencies

Redeemable common stock                                      75            224

Stockholders' deficit:
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 24,089,833 and 24,457,690 shares
      issued, 2002 and 2001, respectively                     2              2
   Additional paid-in capital                            27,322         27,926
   Treasury stock, 25,000 and 431,722 shares at cost,
    2002 and 2001, respectively                             (49)          (800)
   Accumulated deficit                                  (28,163)       (24,108)
                                                      --------------------------

         Total stockholders' deficit:                      (888)         3,020
                                                      --------------------------

                                                        $ 2,968       $  6,854
                                                      --------------------------




--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-5


                                                                          CIMETRIX INCORPORATED
                                                           Consolidated Statement of Operations
                                                            (In thousands, except share amounts)
                                                                        Years Ended December 31,
-----------------------------------------------------------------------------------------------------

                                                             2002           2001           2000
                                                     ------------------------------------------------

Net sales                                            $      2,551   $      3,692   $      5,576
Net related party sales                                       424            383            324
                                                     ------------------------------------------------

                                                            2,975          4,075          5,900
                                                     ------------------------------------------------

Operating expenses:
      Cost of sales                                           952            718            647
      General and administrative                            1,544          1,645          1,936
      Selling, marketing and customer support               1,625          2,002          1,128
      Research and development                              1,074          1,899          1,595
      Provision for doubtful accounts                         337            287             59
      Impairment loss                                       1,224          3,112              -
                                                     ------------------------------------------------
                                                            6,756          9,663          5,365
                                                     ------------------------------------------------

             (Loss) income from operations                 (3,781)        (5,588)           535
                                                     ------------------------------------------------

Other income (expense):
      Interest income                                          55            211            222
      Interest expense                                       (297)          (268)          (268)
      Other (expense) income                                  (29)            25             29
                                                     ------------------------------------------------

                                                             (271)           (32)           (17)
                                                     ------------------------------------------------


             (Loss) income before income taxes             (4,052)        (5,620)           518
             Provision for income taxes                        (3)             -             (5)
                                                     ------------------------------------------------

      Net (loss) income                              $     (4,055)  $     (5,620)  $        513
                                                     ------------------------------------------------

      Net (loss) income per common share-
        basic and diluted (see note 15)              $      (0.17)  $      (0.23)  $       0.02
                                                     ------------------------------------------------


-----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                      F-6

                                                                                                              CIMETRIX INCORPORATED
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                (In thousands, except share amounts)
                                                                                          Years Ended December 31, 2002, 2001, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                     Treasury Stock        Common Stock          Additional      Accumu-
                                                     ---------------     ------------------       Paid-in         lated
                                                     Shares   Amount     Shares      Amount       Capital        Deficit     Total
                                                     -------------------------------------------------------------------------------


Balance, January 1, 2000                              6,722   $   (1)    23,125,690  $    2     $   24,810     $  (19,001)  $ 5,810

Common stock issued for cash                              -        -      1,300,000       -          3,244              -     3,244

Common stock options exercised                            -        -         31,000       -             76              -        76

Net income                                                -        -              -       -              -            513       513
                                                     -------------------------------------------------------------------------------

Balance, December 31, 2000                            6,722       (1)    24,456,690       2         28,130        (18,488)    9,643

Common stock issued for services                          -        -          1,000       -              2              -         2

Common stock returned to treasury from
   lawsuit settlement                               400,000     (752)             -       -              -              -      (752)

Reclassification of common stock to redeemable
   common stock due to settlement of lawsuit
   (see note 7)                                           -        -              -       -           (224)             -      (224)

Issuance of common stock warrants attached to
   senior notes                                           -        -              -       -             18              -        18

Purchase of treasury shares                          25,000      (47)             -       -              -              -       (47)

Net loss                                                  -        -              -       -              -         (5,620)   (5,620)
                                                     -------------------------------------------------------------------------------

Balance, December 31, 2001                          431,722     (800)    24,457,690       2         27,926        (24,108)    3,020


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-7

                                                                                                              CIMETRIX INCORPORATED
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                (In thousands, except share amounts)
                                                                                          Years Ended December 31, 2002, 2001, 2000
                                                                                                                         (Continued)
------------------------------------------------------------------------------------------------------------------------------------

                                                     Treasury Stock        Common Stock          Additional      Accumu-
                                                     ---------------     ------------------       Paid-in         lated
                                                     Shares   Amount     Shares      Amount       Capital        Deficit     Total
                                                     -------------------------------------------------------------------------------


Common stock issued for services                          -        -         92,079       -             22              -        22

Options and warrants issued for services                  -        -              -       -             43              -        43

Issuance of common stock warrants attached to
   senior notes                                           -        -              -       -             82              -        82

Purchase of treasury shares                          53,214     (149)             -       -            149              -         -


Cancellation of treasury shares                    (459,936)     900       (459,936)      -           (900)             -         -

Net loss                                                  -        -              -       -              -         (4,055)   (4,055)
                                                     -------------------------------------------------------------------------------

Balance, December 31, 2002                           25,000   $  (49)    24,089,833  $    2     $   27,322        (28,163)  $  (888)
                                                     -------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-8

                                                                                                              CIMETRIX INCORPORATED
                                                                                               Consolidated Statement of Cash Flows
                                                                                                (In thousands, except share amounts)
                                                                                                            Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   2002          2001          2000
                                                                             -------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                         $   (4,055)   $   (5,620)   $      513
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Amortization and depreciation                                                434           760           795
       Provison for doubtful accounts                                               337           (46)           97
       Loss on disposition of assets                                                  -             5             8
       Stock compensation expense                                                    22             2             -
       Option and warrant compensation expense                                       43             -             -
       Impairment loss on technology                                              1,224         2,490             -
       Impairment on equity investment                                                -           522             -
       Interest expense from bond discount                                           22             -             -
       (Increase) decrease in:
         Receivables                                                                891           699        (1,022)
         Inventories                                                                 69           (35)          (19)
         Prepaid expenses and other current assets                                    4           (54)          (23)
         Other assets                                                               (56)           58           (13)
       Increase (decrease) in:
         Accounts payable                                                           (90)          138            30
         Accrued expenses                                                          (311)          (28)         (111)
         Deferred revenue                                                           197           138           (27)
                                                                             -------------------------------------------
           Net cash (used in) provided by operating activities                   (1,269)         (971)          228
                                                                             -------------------------------------------
Cash flows from investing activities:
   Sale (purchase) of marketable securities                                       1,389        (1,785)            -
   Purchase of property and equipment                                                 -          (162)         (117)
   Payment (issuance) of note receivable - related party                              -           416          (416)
   Increase in other assets                                                           -             -          (478)
   Purchase of technology                                                           (92)         (217)          (56)
   Proceeds from disposal of property                                                 -            11             2
                                                                             -------------------------------------------
           Net cash provided by (used in) investing activities                    1,297        (1,737)       (1,065)
                                                                             -------------------------------------------
Cash flows from financing activities:
   Proceeds from current note payable                                               500             -             -
   Proceeds from issuance of common stock                                             -             -         3,320
   Proceeds from long-term debt                                                     395             -             -
   Payments of long-term debt                                                      (580)          (27)            -
   Retirement of common stock                                                       (29)            -             -
   Purchase of treasury stock                                                         -           (47)            -
                                                                             -------------------------------------------
           Net cash provided by (used in) financing activities                      286           (74)        3,320
                                                                             -------------------------------------------
           Net increase (decrease) in cash and cash equivalents                     314        (2,782)        2,483

Cash and cash equivalents at beginning of year                                      743         3,525         1,042
                                                                             -------------------------------------------
Cash and cash equivalents at end of year                                     $    1,057    $      743    $    3,525
                                                                             -------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-9

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)

                                                December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

          Use of  Estimates  in the  Preparation  of  Financial  Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Principles of  Consolidation

          The consolidated financial statements include those of the Company and
          its  wholly   owned   subsidiary.   All   intercompany   accounts  and
          transactions have been eliminated in consolidation.




--------------------------------------------------------------------------------
                                                                            F-10

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------
1.   Organization and Significant Accounting Policies (Continued)


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

          At December 31, 2002 and 2001 the Company had an investment in a mutual fund that was classified as a marketable security "Available for Sale." The fair market value of the Company's investment at December 31, 2002 and 2001 was $396 and $1,785, respectively,which also was the cost basis of the investment. Because the fair market value and cost of the investment were the same, no unrealized holding gain or loss has been recorded as a separate component of stockholders' equity.

          Inventories

          Inventories consist of finished goods and are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.









--------------------------------------------------------------------------------
                                                                            F-11

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------
1.   Organization and Significant Accounting Policies (Continued)


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

          Technology

          Technology consists of the costs to obtain the Company's AART and SDI SECS/GEM technology (see Note 5). The technology is being amortized on the straight-line method over ten years.




--------------------------------------------------------------------------------
                                                                            F-12

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------
1.   Organization and Significant Accounting Policies (Continued)

          Patents and Copyrights

          The Company has obtained a patent related to certain technology. In addition, the Company has registered much of its software system products with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products. Generally, other than the patent and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patent.

          Revenue Recognition

          The software component of the Company's products is an integral part of its functionality. As such, the Company applies the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as modified by SOP 98-9.

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

          The Company also may provide application, training, and support services to its customers. Revenue related to services is recognized as services are performed if there is not an extended contract related to such services. If the services are provided pursuant to a contract that extends over a period of time, the revenue from services is recorded ratably over the contract period. If the service contract is sold in connection with the sale of software, the portion of the sale related to the service contract, which is determined based on the sales price of such contract on a stand-alone basis, is deferred and recognized ratably over the contract term.




--------------------------------------------------------------------------------
                                                                            F-13

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------
1.   Organization and Significant Accounting Policies (Continued)

          Income Taxes


          Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation, asset impairment, and accrued liabilities.

          Stock-Based Compensation

          At  December  31,   2002,   the  Company  has   stock-based   employee
          compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                   Years Ended
                                                   December 31,
                                       -------------------------------------
                                          2002         2001         2000
                                       -------------------------------------

Net (loss) income as reported          $  (4,055)   $  (5,620)   $     513
Deduct:
  Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards               (706)        (649)        (307)
                                       -------------------------------------

Net (loss) income pro forma            $  (4,761)   $  (6,269)   $     206
                                       -------------------------------------

Earnings per share:

     Basic - as reported               $    (.17)   $    (.23)   $     .02
                                       -------------------------------------
     Basic - pro forma                 $    (.19)   $    (.26)   $     .01
                                       -------------------------------------

     Diluted - as reported             $    (.17)   $    (.23)   $     .02
                                       -------------------------------------
     Diluted - pro forma               $    (.19)   $    (.26)   $     .01
                                       -------------------------------------









--------------------------------------------------------------------------------
                                                                            F-14

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies (Continued)

          Stock-Based Compensation - Continued

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                                   December 31,
                                     ------------------------------------------
                                        2002          2001          2000
                                     ------------------------------------------

          Expected dividend yield    $        -    $        -    $        -
          Expected stock price
           volatility                        99%          102%          105%
          Risk-free interest rate           4.0%          4.0%          6.0%
          Expected life of options       5 years       5 years       5 years
                                     ------------------------------------------

          The weighted average fair value of options granted during 2002, 2001, and 2000, was $.14, $.32, and $2.23, respectively.

          (Loss) Earnings Per Share

          The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year.

          The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 4,754,750 and 5,114,250 shares of common stock at prices ranging from $.35 to $3.50 per share were outstanding at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, common stock equivalents were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive. At December 31, 2000, 461,000 common stock
          equivalents   were   included  in  the   diluted   earning  per  share
          calculation.








--------------------------------------------------------------------------------
                                                                            F-15

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------
2.   Going Concern

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy their liabilities and sustain operations and the Company has incurred significant losses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing. There is no assurance the Company will be successful in its efforts.


3.   Receivables



                                                      December 31,
                                           -----------------------------------
                                                 2002              2001
                                           -----------------------------------
         Receivables:
            Trade receivables              $       727      $       1,828

            Less allowance for doubtful
             accounts                             (243)              (116)
                                           ------------------------------------

                                           $       484      $       1,712
                                           ------------------------------------



















--------------------------------------------------------------------------------
                                                                            F-16

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

4.   Property and Equipment

          Property and equipment consists of the following:



                                                    December 31,
                                         -----------------------------------
                                               2002              2001
                                         -----------------------------------

          Software development costs       $           464   $          464
          Equipment                                    482              482
          Office equipment and software                458              368
          Furniture and fixtures                       183              181
          Leasehold improvements                        83               83
                                         -----------------------------------

                                                     1,670            1,578
          Accumulated depreciation and
           amortization                             (1,489)          (1,348)
                                         -----------------------------------
                                         -----------------------------------

                                           $           181   $          230
                                         -----------------------------------



5.   Technology

          SDI SECS/GEM

          During the year ended December 31, 1999, the Company purchased all rights, title, interest, and benefit in and to the technology that is referred to as the sdiStationTM. This technology is used in the semiconductor and electronics industries.


          During the fourth quarter 2002, due to decreased projected future cash flows relating to this technology, management determined that a significant portion of the technology was not recoverable, and accordingly has recorded an impairment loss of $1,224.

          At December 31, 2002 and 2001, the net book value of the sdiStationTM technology was $632 and $2,120, respectively.


















--------------------------------------------------------------------------------
                                                                            F-17

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

5.   Technology (Continued)

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

          During the fourth quarter 2001, the Company discontinued use of the AART(TM) technology due to poor sales, integration and legal concerns. The Company has removed the technology from its software applications and has recorded an impairment loss for $2,490, the carrying value at the date of the impairment.

          Amortization expense of technology costs for 2002, 2001 and 2000 was approximately $264, $530 and $530, respectively. Accumulated amortization was $724, $460 and $566 as of December 31, 2002, 2001 and 2000, respectively.















--------------------------------------------------------------------------------
                                                                            F-18

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

6.   Lease Obligations

          The Company leases certain office space under noncancelable  operating
          lease  agreements.   Future  minimum  lease  payments  required  under
          operating leases are as follows:



                Year Ending December 31:                   Amount
                ------------------------             -----------------

                        2003                           $          141
                        2004                                      103
                        2005                                       77
                                                     -----------------

                                                       $          321
                                                     -----------------


          Rental expense for the years ended December 31, 2002, 2001 and 2000 on operating leases was $249, $301 and $291, respectively.

          The Company subleases certain office space under a noncancelable operating lease arrangement. Future minimum rentals to be received under the sublease are as follows:


                Year Ending December 31:                   Amount
                ------------------------             -----------------

                        2003                           $          27
                                                     -----------------


          Rental income for the years ended December 31, 2002, 2001, and 2000 on subleases was $20, $25 and $27, respectively.


7.   Note Payable

          During the year ended December 31, 2002, the Company issued a convertible note payable in the amount of $500 to a company, bearing interest at a rate of 6.75% per annum, with principal and interest due on March 31, 2003. The conversion feature of the note provides the note will be convertible into fully paid, nonassessable, restricted shares of common stock at a conversion price equal to the average per share closing sales price of the Company's common stock from January 1, 2003 to March 31, 2003. However, the conversion price will not be greater than $0.75 per share or less than $0.35 per share (see Note
          20).



--------------------------------------------------------------------------------
                                                                            F-19

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

8.   Senior Notes Payable

          1997 Senior Notes

          In 1997, the Company sold 10% unsecured Senior Notes (1997 Senior Notes) with interest payable semiannually on April 1 and October 1 of each year and the principal maturing on September 30, 2002.

          Each purchaser of each 1997 Senior Note also received, for no additional consideration, one common stock purchase warrant (1997 Warrant) for each $1 principal amount of 1997 Senior Notes purchased. Each 1997 Warrant entitled the holder to purchase 250 shares of the Company's common stock for $2.50 per share. The 1997 Warrants were exercisable any time before September 30, 2002, as a whole, in part, or increments, but only if the shares of common stock issuable upon exercise of the 1997 Warrants were registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the 1997 Warrant holders resided. During the year ended December 31, 1998, the Company registered the common stock issuable upon exercise of the 1997 Warrants. The exercise price of the 1997 Warrants was payable at the holder's option, either in cash or by the surrender of 1997 Senior Notes at their face amount plus accrued interest. The 1997 Warrants were transferable separately from the 1997 Senior Notes.

          As noted below, during 2001 and 2002, $457 and $755, respectively, of the 1997 Senior Notes were converted into 2001 Senior Notes and 2002 Senior Notes, respectively (see explanation of the 2001 Senior Notes and the 2002 Senior Notes below). In addition, during 2002, in connection with the 2002 Senior Note offering, $487 of the 1997 Senior Notes were paid with cash. Therefore, as of December 31, 2001 and
          2002, there were $2,224 and $982 1997 Senior Notes payable, respectively. The $982 of 1997 Senior Notes payable were due September 30, 2002, but remained outstanding as of December 31, 2002.




--------------------------------------------------------------------------------
                                                                            F-20

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

8.   Senior Notes Payable (Continued)

        2001 Senior Notes

          During the fourth quarter 2001, the Company initiated an offer to all holders of the 1997 Senior Notes that would extend the maturity date from the current date of September 30, 2002 to September 30, 2004. If accepted, each 1997 Senior Note holder would receive, for no additional consideration, one common stock purchase warrant (2001 Warrant) for each $1 in principal amount of Notes extended. Each 2001 Warrant would entitle the holder to purchase 250 shares of the Company's stock for $1.00 per share. At December 31, 2001, holders of $457 of 1997 Senior Notes had elected to extend the maturity date of their 1997 Senior Notes and were issued new 2001 Senior Notes and the attached 2001 Warrants on December 31, 2001.

          Under the terms of the extension, the Company issued 457 Warrants to purchase 114,250 shares of the Company's common stock for $1.00 per share. The fair value of the 2001 Warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:


              Expected dividend yield                $        -
              Expected stock price volatility               102%
              Risk-free interest rate                       4.0%
              Expected life of warrants               3.75 years


          Using these assumptions, the value of the 2001 Warrants was estimated to be $18, and was recorded as a reduction in the principal value of the 2001 Senior Notes and an addition to additional paid-in capital. This discount was accreted as interest expense in 2002.

          As noted below, during 2002, $353 of the 2001 Senior Notes were converted into 2002 Senior Notes (see explanation of the 2002 Senior Notes below). In addition, during 2002, in connection with the 2002 Senior Note offering, $93 of the 2001 Senior Notes were paid with cash. Therefore, as of December 31, 2001 and 2002, there were $439 and $11 of 2001 Senior Notes payable, respectively.







--------------------------------------------------------------------------------
                                                                            F-21

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

8.   Senior Notes Payable (Continued)

          2002 Senior Notes

          During 2002, in accordance with a Private Placement Memorandum, the Company sold $1,503 of 12% unsecured Senior Notes (2002 Senior Notes) with interest payable semiannually on April 1 and October 1 of each year and the principal maturing on September 30, 2005. In addition, in connection with the settlement of litigation, the Company issued an additional $120 of 2002 Senior Notes.


          The sale of the 2002 Senior Notes was a result of the following:

           Conversion of 1997 Senior Notes to 2002 Senior Notes             755
           Conversion of 2001 Senior Notes to 2002 Senior Notes             353
           2002 Senior Notes issued in connection with litigation
            settlement                                                      120
           Cash proceeds received from the sale of 2002 Senior Notes        395
                                                                        --------
                                                            Total         1,623
                                                                        --------

          Each purchaser of each 2002 Senior Note also received, for no additional consideration, one common stock purchase warrant (2002 Warrant) for each $1 principal amount of 2002 Senior Notes purchased. Each 2002 Warrant will entitle the holder to purchase 500 shares of the Company's common stock for $.35 per share. The 2002 Warrants are exercisable any time before September 30, 2005, as a whole, in part, or increments, but only if the shares of common stock issuable upon exercise of the 2002 Warrants are registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the 2002 Warrant holders resided. The exercise price of the 2002 Warrants is payable at the holder's option, either in cash or by the surrender of 1997 Senior Notes or 2001 Senior Notes at their face amount plus accrued interest. The 2002 Warrants will be transferable separately from the 2002 Senior Notes.

          As of December 31, 2002, there were $1,545 (net of the remaining $78 note discount related to warrants issued in connection with the 2002 Senior Notes) 2002 Senior Notes payable.





--------------------------------------------------------------------------------
                                                                            F-22

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

8.   Senior Notes Payable (Continued)

          2002 Senior Notes - Continued

          Under the terms of the refinancing, the Company issued 1,503 warrants to purchase 751,500 shares of the Company's common stock for $.35 per share. The fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:


                Expected dividend yield                        $      -
                Expected stock price volatility                      95%
                Risk-free interest rate                             4.7%
                Expected life of warrants                        3 years

          Using these assumptions, the value of the 2002 Warrants was estimated to be $82, and was recorded as a reduction in the principal value of the 2002 Senior Notes and an addition to additional paid-in capital. This discount will be accreted and recognized as interest expense over the life of the 2002 Senior Notes.

          Under certain circumstances related to a change in ownership control, the Company may be required to repurchase the 2001 and 2002 Senior Notes prior to the maturity date.


                 Future maturities of Senior Note are as follows:

                       2002                                    $    982
                       2003                                           -
                       2004                                          11
                       2005                                       1,623
                                                               --------
                                                               $  2,616
                                                               --------
                 Less amount representing interest
                  to be accreted                                   (78)
                                                               --------
                                                                 2,538

                 Less current portion of senior notes             (982)
                                                               --------
                 Long-term portion of senior notes             $ 1,556
                                                               --------



--------------------------------------------------------------------------------
                                                                            F-23

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

9.   Income Taxes

          The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

                                                          Years Ended
                                                          December 31,
                                           -------------------------------------
                                                 2002        2001       2000
                                           -------------------------------------
          Income tax benefit (provision)
           at statutory rate               $    1,511  $    2,113  $   (191)
          Life insurance and meals                (11)         (9)       (8)
          Other                                   (26)          -         -
          Change in valuation allowance        (1,477)     (2,104)      194
                                           -------------------------------------
                                           $       (3) $        -  $     (5)
                                           -------------------------------------

          Deferred tax assets (liabilities) are comprised of the following:


                                                        December 31,
                                           ------------------------------------
                                                 2002              2001
                                           ------------------------------------

          Net operating loss carryforwards   $       7,205    $       6,281
          Asset impairment                           2,361            2,336
          Depreciation and amortization                259              (14)
          Allowance for doubtful accounts               80               43
          Accrued vacation and bonus                    29               27
          Deferred income                              141               72
          Inventory reserve                             18               18
          Capital loss carryover                       108              100
          Research & development credit                338              199
                                           ------------------------------------
                                           ------------------------------------
                                                    10,539            9,062

           Less valuation allowance                (10,539)          (9,062)
                                           ------------------------------------
                                             $           -    $           -
                                           ------------------------------------


          At  December  31,  2002,   the  Company  has  a  net  operating   loss
          carryforward   available   to   offset   future   taxable   income  of
          approximately $19,300, which will begin to expire in 2004. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforward, which could be utilized.

--------------------------------------------------------------------------------
                                                                            F-24

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

10.   Impairment Loss

          During the fourth quarter 2002, due to decreased projected future cash flows relating to the sdiStationTM technology, management determined that a significant portion of the technology was not recoverable, and accordingly has recorded an impairment loss of $1,224 (see Note 5).

          During 2001, the Company discontinued its use of a purchased technology. Due to integration and legal concerns, management determined the asset was impaired and recorded a loss of $2,490, the carrying value of the asset at the time of impairment (see note 5).

          The Company had an investment in a corporate entity (see note 14). During the year ended December 31, 2001, the Company determined the likelihood of recovering the cost of its investment was remote. As a result, the Company recorded a loss of $522 related to this investment.


11.   Supplemental Cash Flow Information

          During the year ended December 31, 2002:

               - The Company redeemed common stock in exchange for senior notes of $120.

               - The Company recorded a discount for warrants attached to senior notes in the amount of $82.

               - The Company cancelled 459,936 shares of treasury stock in the amount of $900.

          During the year ended December 31, 2001:

               - The Company reduced technology in exchange for treasury stock valued at $752.

               - The Company returned equipment with a cost of $76 and decreased the corresponding payable amount.

          During the year ended December 31, 2000, the Company financed the purchase of a vehicle with debt in the amount of $27.


--------------------------------------------------------------------------------
                                                                            F-25

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

11.   Supplemental Cash Flow Information (Continued)

          Actual amounts paid for interest and income taxes are as follows:


                                           Years Ended December 31,
                                 ----------------------------------------------
                                       2002           2001          2000
                                 ----------------------------------------------

          Interest                  $      297     $      268    $      271
                                 ----------------------------------------------
          Income taxes              $        3     $       17    $        5
                                 ----------------------------------------------


12.   Major Customers

          Sales to major customers which exceeded 10 percent of net sales are approximately as follows:


                                            Years Ended December 31,
                                 ----------------------------------------------
                                       2002           2001          2000
                                 ----------------------------------------------

                 Company A          $        -     $        -    $     1041
                 Company B          $        -     $        -    $      960
                 Company C          $        -     $        -    $      885
                 Company D          $      411     $        -    $        -


          Export sales to unaffiliated customers were approximately $884, $1,310, and $2,048, in 2002, 2001 and 2000, respectively.


          Export sales to countries which exceeded 10 percent of net sales were as follows:


                                            Years Ended December 31,
                                 ----------------------------------------------
                                       2002           2001          2000
                                 ----------------------------------------------

                 Japan                  14%             19%           13%
                 Germany                 6%             10%            5%
                 Switzerland             7%              7%           17%






--------------------------------------------------------------------------------
                                                                            F-26

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

13.   Employee Benefit Plan

          The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

          The Company will match 50% of the employees' contribution up to a maximum of 2% of the employees' annual pay. Participants vest in the employers' contribution over a five-year period. For the years ended December 31, 2002, 2001 and 2000, the Company contributed approximately $37, $28 and $31, respectively, to the plan.


14.   Related Party Transactions

          The Company had an investment in a corporate entity. The investment was accounted for at the lower of cost or market and was included in other assets. During the year ended December 31, 2001 the Company determined the likelihood of recovering the cost of its investment was remote. As a result, the Company recorded a loss of $522 related to this investment. During the years ended December 31, 2002, 2001 and 2000, the Company recognized sales of approximately $190, $383, and $324 to this entity, respectively. In addition as of December 31, 2002, 2001 and 2000, the Company had net receivables from this entity of approximately $125, $269, and $159, respectively.

          During the year ended December 31, 2000 the Company purchased a vehicle for use by the family of the Company's former president in the amount of $27. The automobile was subsequently disposed of in 2001.











--------------------------------------------------------------------------------
                                                                            F-27

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

15.   Stock Options and Warrants

          The Company has a stock option plan (Incentive Option Plan), which allows a maximum of 4,000,000 options which may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Incentive Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed five years.

          The Company has a stock option plan (Directors Option Plan), which allows a maximum of 1,000,000 shares of common stock to be granted at prices not less than the fair market value at the date of grant. Under the Directors Option Plan, directors will receive options to purchase 24,000 shares of common stock annually, or amounts as determined by the board of directors, on each anniversary date during the term of this plan.

          Information regarding the stock options and warrants is summarized below:


                                                Number of       Weighted
                                                Options         Average
                                                  and           Exercise
                                                Warrants        Price
                                             -------------------------------

          Outstanding at January 1, 2000          2,164,500    $       2.52
          Granted                                   726,000            2.89
          Exercised                                 (31,000)           2.45
          Forfeited                                (224,000)           2.62
                                             -------------------------------

          Outstanding at December 31, 2000        2,635,500            2.71
          Granted                                 2,493,750            1.04
          Exercised                                       -               -
          Forfeited                                 (15,000)           3.33
                                             -------------------------------

          Outstanding at December 31, 2001        5,114,250            1.91
          Granted                                 1,288,000             .29
          Exercised                                       -               -
          Forfeited                              (1,647,500)           2.60
                                             -------------------------------

          Outstanding at December 31, 2002        4,754,750    $       1.26
                                             -------------------------------





--------------------------------------------------------------------------------
                                                                            F-28

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

15.   Stock Options and Warrants (Continued)



      The following table summarizes information about stock options and warrants outstanding at December 31, 2002:



                              Outstanding                       Exercisable
                   ------------------------------------   ----------------------
                                Weighted
                                 Average
                                Remaining    Weighted                   Weighted
                               Contractual   Average                    Average
      Exercise       Number        Life      Exercise        Number     Exercise
       Price       Outstanding    (Years)     Price        Exercisable  Price
      -------------------------------------------------   ----------------------
      $      .35    1,251,500      3.08     $   .35        1,084,833     $   .35
      $     1.00    2,361,750      3.78     $  1.00          826,125     $  1.00
      $2.50-3.50    1,141,500      1.47     $  2.78          823,375     $  2.75
      -------------------------------------------------   ----------------------
      $ .35-3.50    4,754,750      3.04     $  1.26        2,734,333     $  1.27
 ---------------------------------------------------   -------------------------



16.   Earnings Per Share

          Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:

                                                         Years Ended
                                                        December 31,
                                          --------------------------------------
                                             2002          2001           2000
                                          --------------------------------------
          Basic EPS:
          Net (loss) income available to
           common stockholders             $   (4,055)   $   (5,620)   $     513
                                          --------------------------------------

          Weighted average common
           shares                          24,488,000    24,092,000   24,160,000
                                          --------------------------------------

          Net income (loss) per share      $     (.17)   $     (.23)   $     .02
                                          --------------------------------------

          Diluted EPS:
          Net income (loss) available to
           common stockholders             $   (4,055)   $   (5,620)   $     513
                                          --------------------------------------
          Weighted average common
           shares                          24,488,000    24,092,000   24,621,000
                                          --------------------------------------

          Net income (loss) per share      $     (.17)   $    (.23)    $     .02
                                          --------------------------------------






--------------------------------------------------------------------------------
                                                                            F-29

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

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

18.   Commitments and Contingencies

          Employment Agreements

          The Company has entered into employment agreements with certain employees, which require annual aggregate payments of $525 through 2003.

          Product Warranties

          The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2002, 2001, and 2000, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.










--------------------------------------------------------------------------------
                                                                            F-30

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

18.   Commitments and Contingencies (Continued)

          Litigation

          Litigation with Steven D. Hausle,  et al

          On April 12, 2002, Steven D. Hausle, Daniel J. Garnett M.D., Stephanie
          A. Garnett, Axcient Corporation, and Ronald Tripiano, as plaintiffs, filed suit against the Company, Robert H. Reback and Randall A. Mackey, as defendants, in United States District Court, Northern District of California, San Jose Division, Case Number C02-01769. The complaint alleges breach of oral and written contract, fraud, negligent misrepresentation, breach of privacy, unfair competition, wrongful termination, negligence and shareholder derivative claims for breach of fiduciary duties, constructive fraud, negligence, and seeks injunctive and declaratory relief. The plaintiffs are demanding $16,000 and a jury trial.


          In response to the complaint, the Company filed a motion to dismiss and/or transfer. Messrs. Reback and Mackey also filed a motion to dismiss and/or transfer. Although the court issued "Tentative Rulings" granting and denying various aspects of the motions, a final ruling on the motions has not yet been issued. The Company still believes the complaint is without merit and intends to continue to vigorously defend the action. On May 16, 2002, the Company filed an action in the United States District Court, District of Utah, Case Number 2-02CV-0484K asserting certain claims against Mr. Hausle and Axcient Corporation. No response has been filed, as by agreement the date to respond falls within a period after the court rules on the aforesaid motions in the California case.


















--------------------------------------------------------------------------------
                                                                            F-31

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued
--------------------------------------------------------------------------------

18.   Commitments and Contingencies (Continued)

          Litigation - Continued

          Litigation  with PUMA  Foundation,  LTD. and Loving Spirit Foundation

          On January 16, 2003, Puma Foundation, LTD., a Bermuda limited liability company ("Puma"), as plaintiff, filed a complaint against the Company, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. The complaint alleges that Puma is the owner of a Cimetrix 10% Senior Note in the amount of $500 allegedly donated to Puma by Loving Spirit Foundation, a Florida foundation ("Loving Spirit"), and that on January 2, 2003, Puma tendered the Senior Note certificate for payment, and is entitled to payment of $500, plus accrued interest. Plaintiff also seeks undisclosed attorneys fees and costs. The assets of Puma were unfrozen in the case of The Securities and Exchange Commission v. Paul A. Bilzerian, et al. (Civil Action No. 89-1854 (SSH)) and returned to Puma on or about December 30, 2002.The president of Puma is Terri L. Steffen, the wife of Paul A. Bilzerian, the former President, CEO and Director of Cimetrix. During September 2002, the Company had been in negotiations with Puma and believed that once the assets of the foundation became unfrozen, Puma would accept the Company's proposal to receive 50% payment in cash and roll over the other 50% into new Cimetrix 12% Senior Notes due 2005, provided that no other holder of Cimetrix 10% Senior Notes received payment of more than 50% in cash. Since that time, Puma has issued several letters to the Company demanding payment in full. While the Company has tried to negotiate acceptable payment terms, Puma's recent position has been non-negotiable and it has demanded cash payment in full. Since learning of this lawsuit, current management has examined its files relating to the Senior Note certificate that is the subject of the lawsuit and has discovered that this certificate may, in fact, not be a valid Company 1997 Senior Note. The Company will continue to examine this issue and is currently conducting an investigation to determine its legal obligations.On February 24, 2003, in response to the complaint, Cimetrix filed a motion to dismiss or in the alternative transfer this action to the District of Utah.



--------------------------------------------------------------------------------
                                                                            F-32

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued
--------------------------------------------------------------------------------

18.   Commitments and Contingencies (Continued)

          Litigation with PUMA Foundation, LTD. and Loving Spirit Foundation - Continued

          On or about March 18, 2003, the Company received an Amended Complaint filed by Puma and Loving Spirit, as plaintiffs. The Amended Complaint adds an additional claim that the Company has violated Section 517.301 of the Florida statutes relating to securities violations by allegedly making untrue statements to Loving Spirit when Loving Spirit paid $500 to Cimetrix for the 10% Senior Note which was subsequently allegedly donated to Puma. Under this new claim, Loving Spirit seeks damages of $500 plus interest, attorney fees, costs and any other damages and penalties recoverable under Florida law. Cimetrix intends to defend against this claim vigorously.


19.   Recent Accounting Pronouncements


          In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions" before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position or future operations.


          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date a company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.






--------------------------------------------------------------------------------
                                                                            F-33

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued
--------------------------------------------------------------------------------

19.   Recent Accounting Pronouncements (Continued)


          In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have any impact on the Company's financial position or operations for the year ended December 31, 2002 and is not expected to have any impact on future operations.

20.   Subsequent Event

          During the year ended December 31, 2002, the Company issued a convertible note payable in the amount of $500 to a company, bearing interest at a rate of 6.75% per annum, with principal and interest due on March 31, 2003 (see Note 7). The conversion feature of the note provides the note will be convertible into fully paid, nonassessable, restricted shares of common stock at a conversion price of $0.35 per share. On March 31, 2003 the Company converted the note into 1,474,911 restricted shares of common stock as payment of the $500 principal amount of the note and payment of $16 of accrued interest.
























--------------------------------------------------------------------------------
                                                                            F-34