Form 10-Q
period 2003-03-31
CIMETRIX INC
filed 2003-05-09
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From_______ to_______

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

      The number of shares outstanding of the registrant's common stock as of May 8,2003: Common stock, par value $.0001 - 25,537,959

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003


                                      INDEX

                          PART I Financial Information

Item 1. Financial Statements

        a) Consolidated Condensed Statements of Operations.....................3
        b) Consolidated Condensed Balance Sheets...............................4
        c) Consolidated Condensed Statements of Cash Flows.....................5
        d) Notes to Consolidated Condensed Financial Statements................7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........23

Item 4.  Controls and Procedures..............................................23


                            PART II Other Information

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities and Use of Proceeds............................26

Item 3.  Defaults Upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

Item 6.  Exhibits and Reports on Form 8-K.....................................27

Signatures....................................................................29

Certifications................................................................30


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                                                          CIMETRIX INCORPORATED
                                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             (In thousands, except per share and share amounts)
                                                                                    (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                    --------------------------
                                                                       2003               2002
                                                                      -----               ----

Sales
    Software                                                            559                228
    Services and support                                                350                291

                                                                   ---------         ---------
       Total net sales                                             $    909          $     519
                                                                   ---------         ---------

OPERATING EXPENSES
    Cost of sales                                                        69                104
    Selling, marketing and customer support                             303                449
    Research and development                                            264                398
    General and administrative                                          306                486
                                                                   ---------         ---------

       Total operating expenses                                         942              1,437
                                                                   ---------         ---------

INCOME (LOSS) FROM OPERATIONS                                           (33)              (918)
                                                                   ---------         ----------

OTHER INCOME (EXPENSES)
     Interest income                                                      2                 16
     Interest expense                                                   (95)               (69)
                                                                   ----------        ----------

        Total other income (expense)                                    (93)               (53)
                                                                   ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                                      (126)              (971)

CURRENT INCOME TAX EXPENSE
   (BENEFIT)                                                               -                 -
                                                                   ----------        ----------

NET  INCOME (LOSS)                                                 $   (126)        $     (971)
                                                                   ==========        ==========

BASIC INCOME (LOSS) PER
COMMON SHARE                                                       $   (.01)        $     (.04)
                                                                       =====              =====

DILUTED INCOME (LOSS) PER
COMMON SHARE                                                       $   (.01)        $     (.04)
                                                                       =====              =====

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC                                                24,065,000         24,026,000
                                                                  ==========         ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING, DILUTED                                              24,065,000         24,026,000
                                                                  ==========         ==========



                          See notes to consolidated condensed financial statements



                                                                                  CIMETRIX INCORPORATED
                                                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                   (In thousands, except share amounts)
                                                                                            (Unaudited)

                                                                                                ASSETS

                                                                         March 31,        December 31,
                                                                              2003                2002
                                                                     ------------         -----------
CURRENT ASSETS
     Cash and cash equivalents                                        $        929        $       1057
     Marketable Securities                                                     387                 396
     Accounts receivable, net                                                  718                 484
     Inventories                                                                89                  87
     Prepaid expenses and other current assets                                  83                  79
                                                                      ------------        ------------
         Total current assets                                                2,206               2,103

Property and equipment, net                                                    129                 181
Technology, net                                                                610                 632
Other assets                                                                    47                  52
                                                                      ------------        ------------

                                                                      $      2,992        $      2,968
                                                                      ============        ============

                                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $        288        $        172
     Accrued expenses                                                          211                 193
     Deferred revenue                                                          411                 378
     Note Payable                                                               --                 500
     Current portion, senior notes                                             982                 982
                                                                      ------------        ------------
         Total current liabilities                                           1,892               2,225

LONG TERM DEBT, net of current portion                                       1,563               1,556
                                                                      ------------        ------------
         Total Liabilities                                                   3,455               3,781

REEDEMABLE COMMON STOCK                                                         --                  75

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value:  100,000,000 shares
        Authorized, 25,537,959 and 24,089,833 shares issued
        and outstanding, respectively                                            3                   2
     Additional paid-in capital                                             27,872              27,322
     Treasury stock, at cost                                                   (49)                (49)
     Accumulated deficit                                                   (28,289)            (28,163)
                                                                      ------------        ------------

         Net Stockholders' Deficit                                           (463)               (888)
                                                                      ------------        ------------

                                                                      $      2,992        $      2,968
                                                                      ============        ============

                               See notes to consolidated condensed financial statements


                                                                                   CIMETRIX INCORPORATED
                                                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                    (In thousands, except share amounts)
                                                                                             (Unaudited)

                                                                                      Three Months Ended
                                                                                              March  31,
                                                                               2003                 2002
                                                                               ----                 ----

Cash Flows from Operating Activities:
     Net loss                                                         $       (126)       $        (971)
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                          79                  109
         Increase in receivables allowance account                              15                  121
         Common stock issued to retire interest on notes                        17                   --
         Bond discount related to warrants                                       7                   --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                      (249)                 774
              (Increase) decrease in inventory                                  (2)                 (25)
              (Increase) decrease in prepaid expenses                           (4)                   1
              Increase (decrease) in accounts payable                          116                  (59)
              Increase (decrease) in accrued expenses                           18                 (134)
              (Increase) decrease in other assets                               --                  (13)
              Increase (decrease) in customer deposits                          33                  111
                                                                       ------------         ------------

                  Net cash flow used in operating activities                   (96)                 (86)
                                                                       ------------         ------------


Cash Flows from Investing Activities:
     Purchase of property and equipment, net of retirements                     --                  (12)
     Proceeds from sale of marketable securities                                 9                   --
     Purchase of marketable securities                                          --                  (16)
                                                                       ------------         ------------

                  Net cash flow provided by (used in)
                                investing activities                             9                  (28)
                                                                       ------------         ------------

Cash Flows from Financing Activities:
     Purchase of treasury stock                                                (41)                  --
                                                                       ------------         ------------

                  Net cash flow used in financing activities                   (41)                  --
                                                                       ------------         ------------

Net Decrease in Cash and Cash Equivalents                                     (128)                (114)
Cash and Cash Equivalents at the Beginning of Period                         1,057                  743
                                                                       ------------         ------------
Cash and Cash Equivalents at the End of Period                        $        929        $         629
                                                                       ============         ============


            See notes to consolidated condensed financial statements

                                      -5-


                                                                                 CIMETRIX INCORPORATED
                                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                  (In thousands, except share amounts)
                                                                                           (Unaudited)

(CONTINUED)

                                                                                   Three Months Ended
                                                                                           March  31,
                                                                             2003                2002
                                                                             ----                ----

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Income taxes                                                $          1       $           7

Supplemental Schedule of Non-cash Investing and Financing
Activities:
     Interest payable retired with issuance of common stock          $         17       $          --
     Note payable retired with issuance of common stock              $        500       $          --





                        See notes to consolidated condensed financial statements

                                      -6-

                                                           CIMETRIX INCORPORATED
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying unaudited consolidated condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2003. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing. There is no assurance that the Company will be successful in its efforts.

NOTE 3 - STOCK OPTIONS AND WARRANTS

     As of March 31, 2003 and May 8, 2003, the Company had a significant number of stock options and warrants outstanding representing a potential total of 5,676,250 and 5,661,750 shares of common stock, respectively, which are summarized in the following table with details of each in the subsequent tables.

                                 Strike           # Outstanding    # Outstanding
Description                      Price           March 31, 2003      May 8, 2003
--------------------------------------------------------------------------------
1998 Stock Option Plan          $0.35-3.50            3,747,500        3,712,500
Directors Stock Option Plan     $0.35-3.50              763,000          763,000
Warrants                        $0.35-1.00            1,165,750        1,186,250
                                                     ----------        ---------
Total Options and Warrants                            5,676,250        5,661,750

1998 Incentive Stock Option Plan as of March 31, 2003 and May 8, 2003
---------------------------------------------------------------------

     As of March 31, 2003 and May 8, 2003, respectively, there were issued and outstanding to the Company's officers and employees, options for the purchase of 3,747,500 and 3,712,500 shares of the Company's common stock, under the Company's 1998 Incentive Stock Option Plan as amended. The following table summarizes the quantity and exercise prices of the options.

  Option        Number Outstanding                 Number Outstanding
  Price             March 31, 2003                        May 8, 2003
 ---------------------------------------------------------------------
   $0.35                 1,140,000                          1,140,000
   $1.00                 1,870,000                          1,870,000
   $2.50                   337,500                            302,500 (1)
   $3.00                   350,000                            350,000
   $3.50                    50,000                             50,000
                            ------                             ------
    Total Options        3,747,500                          3,712,500
 ---------------------------------------------------------------------
  (1) Excludes 35,000 options, which expired as of April 19, 2003, none having been exercised.

     A total of 4,000,000 shares of common stock have been reserved for issuance under the plan. The existing options began to expire in April 2003 and will continue to expire through January 2008.

Directors Stock Option Plan as of March 31, 2003 and May 8, 2003
----------------------------------------------------------------

     As of March 31, 2003 and May 8, 2003, respectively, there were issued and outstanding options for the purchase of 763,000 and 763,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. The following table summarizes the quantity and exercise prices of the options.


  Option         Number Outstanding           Number Outstanding
  Price               March 31, 2003                 May 8, 2003
 -------------------------------------------------------------------------------
  $0.35                      200,000                     200,000
  $1.00                      225,000                     225,000
  $2.50                      242,000                     242,000
  $3.50                       96,000                      96,000
                              ------                      ------
  Total Options              763,000                     763,000
 -------------------------------------------------------------------------------

     A total of 1,000,000 shares of common stock have been reserved for issuance under the plan. Approximately 162,000 of these options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. Of the above options, 219,000 are held by former members of the Board of Directors of the Company. Options issued to directors and former directors began to expire in January 2003 and will continue to expire through January 2012.

Warrants
--------

     The  following  table   summarizes  the  quantity  and  exercise  price  of
outstanding warrants.

                                          Number of                   Number of
                         Strike           Underlying Shares    Underlying Shares
Description              Price            March 31, 2003             May 8, 2003
--------------------------------------------------------------------------------
2001 Series Warrants     $1.00                   114,250                 114,250
2002 Series Warrants     $0.35                 1,051,500               1,072,000
                                               ---------------------------------
Total Warrants                                 1,165,750               1,186,250

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

     The 2002 Series Warrants began to be issued in October 2002 to purchasers of the Company's 12% Senior Notes due September 30, 2005 and to a related party of the Company. As of the time of the filing of this report, a total of 2,144 warrants were issued, with each warrant entitling the holder to purchase 500 shares of common stock at $0.35 per share, or a total of 1,072,000 shares. All 2,144 warrants became exercisable anytime after October 1, 2002 and on or before September 30, 2005, provided the shares issuable have been registered under the Securities Act of 1933, as amended, and either registered or qualified for an exemption under any applicable state securities laws. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the 2002 Series Warrants. To date, none of the 2002 Series Warrants have been exercised. The 2002 Series Warrants will expire on September 30, 2005.

Stock Based Compensation
------------------------

     At March 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 3 above in this report. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                   Three Months Ended
                                                        March 31,
                                                --------------------------
                                                    2003        2002
                                                --------------------------

 Net (loss) income as reported                  $   (126)   $   (971)
 Deduct:
    Total stock-based employee
    compensation expense
    determined under fair value
    based method for all awards                     (216)       (393)
                                                --------------------------

 Net (loss) income pro forma                    $   (342)   $ (1,364)
                                                --------------------------


 Earnings per share:

               Basic - as reported              $   (.01)   $  (.04)
                                                --------------------------
               Basic - pro forma                $   (.01)   $  (.06)
                                                --------------------------
               Diluted - as reported            $   (.01)   $  (.04)
                                                --------------------------
               Diluted - pro forma              $   (.01)   $  (.06)
                                                --------------------------



NOTE 4 - SENIOR NOTES

     As of March 31,  2003,  and May 8, 2003,  the  Company had  $2,616,000  and
$2,657,000 of debt in the form of Senior Notes, respectively, which are summarized in the following table with the detail of each explained below.

                                            Principal Amount    Principal Amount
                                                 Outstanding         Outstanding
Description                                   March 31, 2003         May 8, 2003
--------------------------------------------------------------------------------
10% Senior Notes due September 30, 2002             $982,000            $982,000
10% Senior Notes due September 30, 2004               11,000              11,000
10% Senior Notes due September 30, 2005            1,623,000           1,664,000
                                                   ---------           ---------
Total Senior Notes Outstanding                    $2,616,000          $2,657,000

10% Senior Notes due September 30, 2002
---------------------------------------

     In November 1997, the Company issued approximately $3.3 million of 10% Senior Notes due September 30, 2002. Interest on the Senior Notes has been paid on April 1 and October 1 of each year since issuance. Approximately $600,000 of the Senior Notes were retired June 1998 in exchange for common stock of the Company, leaving an outstanding principal balance of $2,681,000. An additional $457,000 was retired as of April 30, 2002, in exchange for new notes due September 30, 2004, which notes are discussed below, leaving a principal balance of $2,224,000 due September 30, 2002. Subsequent to September 30, 2002, another $1,242,000 of the notes were retired. Of this amount, $755,000 was exchanged for new notes due September 30, 2005, with the remaining amount of $487,000 being paid out in cash. (See Notes due September 30, 2005 discussed below) leaving a principal unpaid balance of $982,000, as of the time of the filing of this report.

     The certificates representing the $982,000, which matured on September 30, 2002, still remain unpaid. While the Company has entered into negotiations with the holders of the notes to invest some or all of the amount due in the Company's new 12% Senior Note offering, (See Part II, Item I, Legal Proceedings, below in this report) the final disposition of these notes has not been determined. Of the $982,000 outstanding, $500,000 has been presented to the Company for redemption. Because the Company has not paid the $500,000, the holder of the notes, Puma Foundation, Ltd., filed a complaint against the Company on January 16, 2003, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. In the complaint Puma Foundation, Ltd., is seeking payment of the $500,000 note plus interest, attorneys fees and costs. This complaint is discussed in Part II, Item I, Legal Proceedings, below in this document.

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

     The offer to exchange the Senior Notes due September 30, 2002 was extended from the original date of February 28, 2002 until April 30, 2002. As of that date, $457,000 of these Senior Notes had been exchanged for Senior Notes due September 30, 2004, leaving a principal balance of $2,224,000 due September 30, 2002. Of the $457,000 of Senior Notes that were exchanged, approximately $18,000 of the face value was attributable to the value of the warrants issued. Therefore, the face value of these Senior Notes on the Company's balance sheet was $444,000. This $18,000 was fully accreted as interest expense in 2002.

     Subsequent to September 30, 2002 , $446,000 of the total $457,000 of notes due September 30, 2004 were exchanged for cash of $93,000 and notes of $353,000 due September 30, 2005, leaving a principal balance due of $11,000 on the 2004 notes.

12% Senior Notes due September 30, 2005
---------------------------------------

     Because a sufficient number of Noteholders did not accept the Company's offer to exchange their 10% Senior Notes due September 30, 2002 for 10% Senior Notes due September 30, 2004, the Company has undertaken a new Senior Note offering. On June 26, 2002, the Company issued a confidential Private Placement Memorandum for an offering of an aggregate principal amount of a minimum of $500,000 and a maximum of $5,000,000 in unsecured 12% Senior Notes Due September 30, 2005, at 100% of face value, coupled with warrants to purchase 500 shares of the Company's common stock for each $1,000 principal amount of Senior Notes purchased, with the warrants expiring on September 30, 2005. The securities are being offered to existing noteholders in exchange for their current notes, and to new investors. The offering is being made directly by the Company on a best efforts basis and is not being underwritten. The new Senior Note offering was to close no later than August 31, 2002, but has been extended by the Company on a monthly basis, to allow the Receivership appointed by the United States District Court for the District of Columbia additional time to consider whether or not to participate in the offering.

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

     Any Noteholder exchanging Senior Notes due September 30, 2002 or 2004 for Senior Notes due September 30, 2005 also received at no additional consideration one common stock purchase warrant for each $1,000 principal amount of Senior Notes that was exchanged.

Each warrant entitles the holder to purchase 500 shares of the Company's common stock for $0.35 per share. See Note 3 - Stock Options and Warrants, above.

The sale of the 2002 Senior Notes was a result of the following:

   Conversion of 1997 Senior Notes to 2002 Senior Notes   $         755,000
   Conversion of 2001 Senior Notes to 2002 Senior Notes             353,000
   2002 Senior Notes issued in connection with litigation
    settlement                                                      120,000
   Cash proceeds received from the sale of 2002 Senior Notes        395,000
                                                          --------------------
                                  Total                   $       1,623,000
                                                          --------------------

     As of March 31, 2003, there were $1,552,000 (net of the remaining $71,000 note discount related to warrants issued in connection with the 2002 Senior Notes) 2002 Senior Notes payable.


NOTE 5 - EARNINGS PER SHARE

     A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common share is as follows (in thousands):

                                      Three Months Ended
                                           March 31,
                                        2003       2002
                                        ----       ----


Weighted average common shares
     Outstanding                      24,065     24,026
Dilutive effect of :
     Stock options                        --         --
     Warrants                             --         --
                                     -------    -------
Weighted average common shares
     outstanding, assuming dilution   24,065     24,026
                                     -------    -------

     Weighted average common shares outstanding, assuming dilution, would normally include the incremental shares that would be issued upon the assumed exercise of stock options and warrants (see Note 3 - Stock Options and Warrants and Note 4 - Senior Notes). However, during the three months ended March 31, 2003, stock options and warrants to exercise 5,676,250 shares were excluded from the calculation of diluted earnings per share because they were antidilutive. These options and warrants could be dilutive in the future.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the first quarter of 2003.

The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the first quarter data of 2003 and 2002.

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

     In 2000, the Company introduced two new product families using the latest in software technologies. Both products complement the Company's CODE motion control family of products. CIMConnect is a next generation design for enabling production equipment in the electronics industries to communicate data to the factory's host computer using the SECS/GEM SEMI (Semiconductor Equipment and Materials International) standard. CIM300 is a family of seven software products that reduces the time required to connect new 300mm semiconductor tools to each other and host computers into a factory by using the new SEMI 300mm standards. Both products were winners of Semiconductor International's Editor's Choice Award in 2001.

     In 2001, Cimetrix introduced CODE 6 with Core Motion after six months of field beta testing at customer sites. CODE 6 with Core Motion is the result of 18 months of research and development effort resulting in new technology to move motion control from proprietary motion boards onto the PC. This can result in up to a 50% savings in hardware costs for our OEM customers and positions us for the evolution to network based drives.

     In 2002 and early 2003, the Company designed, field tested and announced the availability of CIM300Expert. This product further reduces the time required by OEM customers to automate a semiconductor tool to comply with the SEMI 300 mm standards. By reducing the implementation time from 12-24 weeks to 6-8 weeks, CIM300Expert dramatically reduces the cost to implement SEMI compliance for equipment suppliers. Cimetrix also introduced additional calibration technology to its CODE 6 product, which allows faster time to market for key SMT customers.

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

     If a sale involves a bundled package of software, support and services at a discounted price, revenue is allocated to each element based on the respective list price of each. Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately. Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months. Revenue from services is recognized upon delivery of major project milestones or the percentage of completion method if there are no milestones. Standard payment terms for sales are net 30 (net 45 - 60 for foreign customers). On occasion extended payment terms will be offered. Revenues from sales with terms greater than net 90 days are generally recognized as payments become due.

Allowance for Doubtful Accounts

     The Company maintains a reserve for doubtful accounts, which is for estimated losses resulting from uncollectible accounts receivable. Generally the Company records an allowance for doubtful accounts based on a percentage of overall sales. In addition if collectibility becomes doubtful on any receivable, a reserve is set up for the entire amount.

Statement of Operations Summary

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three months ended, March 31, 2003 and 2002, respectively:


                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                           2003       2002
                                                           ----       ----

NET SALES                                                  100%       100%
                                                           ----       ----

OPERATING EXPENSES
     Cost of sales                                            8        20
     Selling, marketing and customer support                 33        86
     Research and development                                29        77
     General and administrative                              34        93
                                                            ----      ----

         Total operating expenses                           104       276
                                                          -------   -------

INCOME (LOSS) FROM OPERATIONS                                (4)     (176)

     Interest income                                          --        3
     Interest expense                                       (11)      (13)


NET INCOME (LOSS)                                           (14)%    (187)%
                                                          -------   -------



Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Sales

     Net sales increased by $390,000, or 75%, to $909,000, for the three months ended March 31, 2003, from $519,000, for the three months ended March 31, 2002. Net sales for the three months ended March 31, 2003, consisted of sales of software (62%), engineering services (18%), and support and training (20%). Net sales for the same period in 2002 consisted of sales of software (44%), engineering services (27%), and support and training (29%).

     The increase in first quarter sales was the result of an increase in revenues derived from software sales, engineering services, and software support services. During the first quarter of 2003, the Company successfully added three new major OEM customers, which contributed to the increase in software license revenue. These new design wins along with an increase in the number of major OEM customers during 2002 has enabled the Company to incrementally increase its base of software support and maintenance contracts, as well as incrementally increase its engineering services work. In addition, as more of the Company's major OEM customers release new machines to the marketplace, this provides an increase in the Company's runtime license revenue as the Company typically receives runtime license revenue associated with every machine shipment. However the Company has no indication yet of any increase in the general economic conditions of the SMT and semiconductor markets, the primary markets served by the Company.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base. Management hopes but has not seen any indication that the electronics industry is starting to recover and that orders for new equipment will increase.

Major Customers

     Sales to two non-affiliated customers accounted for 19% and 14% of the Company's revenues for the three months ended March 31, 2003, respectively. Sales to two different non-affiliated customers accounted for 15% and 17%, respectively, of the Company's revenues for the three months ended March 31, 2002. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the three months ended March 31, 2003 and 2002, respectively.

     Sales to Aries, Inc., the Company's Japanese affiliate, accounted for 0% and 8% of the Company's revenues for the three months ended March 31, 2003 and 2002, respectively.

     Export sales were approximately 43% and 35% of the Company's revenues for the three months ended March 31, 2003 and 2002, respectively. All export sales were made in US dollars.


     Export sales to countries that exceeded 10 percent of net sales were as follows:


                          Three Months Ended
                               March 31,
                           2003        2002
                          -------------------
             Japan           7%         15%
             Switzerland    22%          5%


Cost of Sales

     Cost of sales decreased by $35,000, or 34%, to $69,000 for the three months ended March 31, 2003, from $104,000 for the comparable period in 2002. This decrease was attributable to a decrease in the use of contract labor in performing engineering services. During the quarter ended March 31, 2003, such services were provided mainly by employees of the Company, thus resulting in lower costs to provide such services.

     While the Company's focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system. These services are performed both internally by the Company and externally through resources outside the Company. The costs related to the sale of services performed through external resources are also accounted for as cost of sales.

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs decreased by $146,000, or 33%, to $303,000 for the three months ended March 31, 2003, from $449,000 for the comparable period in 2002. This decrease was due to the consolidation of operations from the Company's semiconductor division, which was located in Los Gatos, California, into its Salt Lake City, Utah headquarters in March 2002, and the reduction in the number of sales and marketing personnel. The Company continues to invest in general corporate marketing and outside public relations services in an effort to expand the Company's customer base.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses decreased by $134,000, or 34%, to $264,000 for the three months ended March 31, 2003, from $398,000 for the comparable period in 2002. This decrease was due to a reduction in the number of software development personnel. As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment.

     While shifting the Company's emphasis, significant investment in research and development is still required for maintenance to existing products. The Company expects to incur research and development expenses of approximately
$1,000,000 during 2003, compared to approximately $1,075,000 during 2002. Research and development expenses include only direct costs for wages, benefits, materials and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative costs.

General and Administrative

     General and administrative expenses decreased by $180,000, or 37%, to $306,000 for the three months ended March 31, 2003, from $486,000 for the comparable period in 2002. This decrease resulted from a reduction in depreciation, amortization, rent, and legal expenses.

It is important to note that General and Administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the three months ended March 31, 2003 was approximately $79,000, or 26%, of all general and administrative expenses, compared to $109,000, or 22%, for the same period in 2002. This decrease was attributable to the impairment of technology assets at December 31, 2002.

Other Income (Expenses)

     Interest income decreased by $14,000, or 87%, to $2,000 for the three months ended March 31, 2003, from $16,000 for the comparable period in 2002. This decrease was due to a reduction in the Company's cash reserves that were used to fund operations, and a reduction in the rate of interest the Company earned on its cash reserves, due to market conditions and an overall drop in interest rates.

     Interest expense increased by $26,000, or 38%, to $95,000 for the three months ended March 31, 2003, from $69,000 for the comparable period in 2002. This increase was attributable to the Company's new 12% Senior Notes and the attached warrants, (See Note 4 - Senior Notes, to the Consolidated Condensed Financial Statements above) as well as accrued interest on a note payable to Tsunami Network Partners Corporation. (See "Liquidity and Capital Resources" below in this document) Interest expense on the Company's Senior Notes is accrued monthly and is payable April 1 and October 1 of each year.

Other Items

     The Company is involved in two legal actions, which are discussed in Part II, Item 1. Legal Proceedings, below in this report.

Liquidity and Capital Resources

     The Company's future liquidity is uncertain due to the following factors:

     Approximately $982,000 of the Company's 10% Senior Notes that matured on September 30, 2002 still remain unpaid. While the Company has entered into negotiations with the holders of the notes to invest some or all of the amount due in the Company's new 12% Senior Note offering, (See Note 8, Senior Notes Payable, of the audited financial statements of the Company's Annual Report filed on Form 10-K, for the period ended December 31, 2002, filed March 31,
2003) the final disposition of these notes has not been determined. Of the $982,000 outstanding, $500,000 has been presented to the Company for redemption. Because the Company has not paid the $500,000, the holder of the notes, Puma Foundation, Ltd., filed a complaint against the Company on January 16, 2003, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. In the complaint Puma Foundation, Ltd., is seeking payment of the $500,000 note plus interest, attorneys fees and costs. This complaint is discussed in Part II, Item 1, Legal Proceedings, below in this document.

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

     As of March 31, 2003, the Company had issued $1,503,000 of 12% Senior Notes due September 30, 2005 through its private placement offering which commenced on June 26, 2002. In addition, in connection with the settlement of litigation, the Company issued an additional $120,000 of 12% Senior Notes due September 30, 2005. Of the $1,503,000 issued, $395,000 was received in cash from investors and $1,108,000 was received through the exchange of 10% Senior Notes due September 30, 2002 and 10% Senior Notes due September 30, 2004. It is critical to the Company's cash flow that the Company succeed in negotiating the remaining $982,000 balance of its 10% Senior Notes. This would free up working capital that is needed to fund operations if the Company's operating results do not improve.

     On September 30, 2002, the Company entered into a convertible note purchase agreement in the amount of $500,000, with Tsunami Network Partners Corporation, a Japanese corporation and on October 7, 2002, the Company received the $500,000. The terms of the agreement provided for a short- term loan with a principal amount of $500,000 at a rate of 6 3/4 % per annum, with principal and interest that came due on March 31, 2003. The conversion feature of the note provided that the note would convert into fully paid, nonassessable, restricted shares of common stock at a conversion price of $0.35 per share. On March 31, 2003 the Company converted the note into 1,474,911 restricted shares of common stock thus freeing up additional working capital to fund operations.

     At March 31, 2003, the Company had cash and other current assets of $2,206,000, and current liabilities of $1,892,000, resulting in working capital of $314,000, as compared to a working capital deficit of $122,000 at December 31, 2002. This increase in working capital of $436,000 was attributable to the $500,000 note payable to Tsunami Network Partners Corporation which was converted to common stock on March 31,2003.

     Future liquidity is also dependent upon the Company's ability to generate cash flow from operations. Since inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. The current operating deficit makes obtaining working capital through traditional bank loans or credit lines more difficult; however, management continues to explore options to raise working capital.

     Cash used in operating activities for the period ended March 31, 2003 was $96,000 compared to cash used in operating activities of $86,000 for the same period in 2002. The negative cash flow year to date resulted primarily from the net loss from operations of $126,000. The Company's trade receivables also increased by $234,000 to $718,000 for the three months ended March 31, 2003, from $484,000 at December 31, 2002, due to normal operating fluctuations and increased sales during the quarter.

     Cash provided by investing activities for the period ended March 31, 2003 was $9,000, compared to cash used by investing activities of $28,000 for the same period in 2002. This increase resulted from the sale of marketable securities held for investment.

     Cash used in financing activities for the period ended March 31, 2003 was $41,000 compared to no cash used by financing activities for the same period in 2002. This decrease resulted from the purchase and retirement of common stock redeemable.

     The Company has not been adversely affected by inflation but does believe that technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of our customer's product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers accounted for 43% and 35% of the Company's net sales for the three months ended March 31, 2003 and 2002, respectively.

Factors Affecting Future Results


     First quarter revenues increased 75% compared to the prior year, meeting the Company's target revenue, which was expected to increase slightly over the fourth quarter of 2002. The economic slowdown continues and has led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. Because of this, management significantly reduced the Company's operating expenses over the past eighteen months, such that costs are now in-line with expected revenues. The Company's ability to incrementally expand its customer base during current poor economic conditions has been the primary reason for the increase in revenues. Management remains hopeful that its expanded customer base will provide the needed revenues on a quarterly basis to sustain operations and start generating cash from operations.

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

Certain Risk Factors

     Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect its financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act Of 1995. Most of these factors have been discussed in prior filings by the Company with the Securities and Exchange Commission. Although the Company has attempted to list several of the factors that it is currently aware may have an impact on its operations, other factors may in the future prove to be important and the following list should not be considered comprehensive. For a more complete discussion of risk factors, the reader should refer to the Company's Annual Report filed on Form 10-K, for the period ended December 31, 2002, filed March 31, 2003.

Lack of Liquidity

     The Company's liquidity is uncertain due to $982,000 of Senior Notes that are presently due but unpaid which is discussed earlier in Liquidity and Capital Resources. Since inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. See "Liquidity and Capital Resources".

Risk of Default on Senior Notes Due September 30, 2002

     There is a significant risk that the Company will not be able to pay the remaining balance of $982,000 on the 10% Senior Notes due September 30, 2002. (See Note 4-Senior Notes, to the Consolidated Condensed Financial Statements above.) While only a portion of the remaining balance of Senior Notes has been presented to the Company for redemption, payment in full may be required. This default could cause the Company to become insolvent and may force the Company to consider seeking bankruptcy protection under Federal bankruptcy law. This default could also cause other material, adverse problems to the Company and could result in our shareholders and noteholders receiving nothing in return for their investment in the Company.

Operating Losses, Accumulated Deficit

     The financial statements of the Company for the three months ended March 31, 2003, reflect a net loss of $126,000, and an accumulated deficit of $28,289,000. As of that date, the Company had working capital of $314,000. Losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

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

Dependence Upon Key Personnel

     The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert H. Reback, President and Chief Executive Officer, David P. Faulkner, Executive Vice President of Sales and Marketing., Michael D. Feaster, Vice President of Software Development and Steven K. Sorensen, Vice President and Chief Engineer. The loss of any member of the Company's senior management team could adversely affect the Company's business prospects. The Company does not maintain key-man insurance for any of its key management personnel.


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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

ITEM 1.  LEGAL PROCEEDINGS

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

     In response to the complaint, the Company filed a motion to dismiss and/or transfer. Messrs. Reback and Mackey also filed a motion to dismiss and/or transfer. By way of order dated April 15, 2003 the court ruled on the motions (formal discovery has not begun). The court denied dismissal of the breach of contract, wrongful termination and declaratory relief claims. It dismissed the fraud, negligent misrepresentation, breach of privacy, shareholder derivative and unfair competition claims with 20 days leave to amend. This does not necessarily mean that successful amendments will be accomplished. The court also dismissed the constructive fraud claim without leave to amend and dismissed the negligence claim with 20 days to amend but also stating that "the court doubts that amendment can be successfully be [sic] made." The court did not transfer any of the case from California to Utah. Mr. Mackey was dismissed from the case for lack of personal jurisdiction; however, Mr. Reback was not dismissed from the case. Plaintiffs filed an amended complaint dated May 1, 2003 in an effort to overcome the dismissal of claims where leave was given to amend. The Company is in the process of reviewing the amended complaint for the potential of filing a further motion. The Company intends to continue to vigorously defend the action as it believes the dismissed as well as non dismissed claims are without merit. A case management conference is scheduled for July 25, 2003, by which time the parties are to have completed court ordered mediation.

     As previously reported, on May 16, 2002, the Company filed an action in the United States District Court, District of Utah, Case Number 2-02CV-0484K asserting certain claims against Mr. Hausle and Axcient Corporation. No response has been filed, as by agreement the date to respond falls within a period after the court rules on the above mentioned motions in the California case.

Litigation with Puma Foundation, Ltd. and Loving Spirit Foundation

     On January 16, 2003, Puma Foundation, Ltd., a Bermuda limited liability company ("Puma"), as plaintiff, filed a Complaint against the Company, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. The Complaint alleges that Puma is the owner of a Cimetrix 10% Senior Note in the amount of $500,000 allegedly donated to Puma by Loving Spirit Foundation, a Florida foundation ("Loving Spirit"), and that on January 2, 2003, Puma tendered the Senior Note certificate for payment, and is entitled to payment of $500,000, plus accrued interest. Plaintiff also seeks undisclosed attorney's fees and costs. The assets of Puma were unfrozen in the case of The Securities and Exchange Commission v. Paul A. Bilzerian, et al. (Civil Action No. 89-1854 (SSH)) and returned to Puma on or about December 30, 2002. The president of Puma is Terri L. Steffen, the wife of Paul A. Bilzerian, the former President, CEO and Director of Cimetrix. During September 2002, the Company had been in negotiations with Puma and believed that once the assets of the foundation became unfrozen, Puma would accept the Company's proposal to receive 50% payment in cash and roll over the other 50% into new Cimetrix 12% Senior Notes due 2005, provided that no other holder of Cimetrix 10% Senior Notes received payment of more than 50% in cash. Since that time, Puma has issued several letters to the Company demanding payment in full. While the Company has tried to negotiate acceptable payment terms, Puma's recent position has been non-negotiable and it has demanded cash payment in full. Since learning of this lawsuit, current management has examined its files relating to the Senior Note certificate that is the subject of the lawsuit and has discovered that this certificate may, in fact, not be a valid Company 1997 Senior Note. The Company will continue to examine this issue and is currently conducting an investigation to determine its legal obligations. On February 24, 2003, in response to the Complaint, Cimetrix filed a motion to dismiss or in the alternative transfer this action to the District of Utah. Once plaintiff filed an Amended Complaint the court ruled that the Company's Motion to dismiss was moot and denied the same.

     On or about March 18, 2003, the Company received an Amended Complaint filed by Puma and Loving Spirit, as plaintiffs. The Amended Complaint adds an additional claim in equity for money lent and an additional claim that the Company has violated Section 517.301 of the Florida statutes relating to securities violations by allegedly making untrue statements to Loving Spirit when Loving Spirit paid $500,000 to Cimetrix for the 10% Senior Note which was subsequently allegedly donated to Puma. Under these new claims Loving Spirit seeks damages of $500,000 plus interest, attorney fees, costs and any other damages and penalties recoverable under Florida law. The Company intends to defend against these claims vigorously.

     On or about March 26, 2003, the Company filed an answer to the Amended Complaint and denied that the Company had issued a valid 10% Senior Note to Plaintiffs and also denied that the Company has violated Section 517.301 of the Florida statutes relating to securities violation. The Company also raised various affirmative defenses in law and equity to the amounts owed to Puma and Loving Spirit. On May 9, 2003, the Company filed a Motion for Leave to Amend its Answer and Counterclaims against Puma and Loving Spirit. The Counterclaims request the court to enter a declaratory judgment that the Company's total obligation to Puma and Loving Spirit (prior to considering the Company's claims for offsets) does not exceed $200,000.

     On or about May 6, 2003 plaintiffs filed a Motion for Partial Summary Judgment claiming that as a matter of law, the court should grant judgment to Puma and Loving Spirit of $500,000 plus interest with the issue of the Company's claim of offset to be decided by the court in an appropriate hearing on the matter. The Company is currently preparing a response to plaintiffs' Motion for Partial Summary Judgment claiming that there was no valid 10% Senior Note issued to plaintiffs and that the Company does not owe more than $200,000 before offsets are deducted.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 30, 2002, the Company entered into a convertible note purchase agreement in the amount of $500,000, with Tsunami Network Partners Corporation, a Japanese corporation and on October 7, 2002, the Company received the $500,000. The terms of the agreement provided for a short- term loan with a principal amount of $500,000 at a rate of 6 3/4 % per annum, with principal and interest that came due on March 31, 2003. The conversion feature of the note provided that the note would convert into fully paid, nonassessable, restricted shares of common stock at a conversion price of $0.35 per share. On March 31, 2003, the total principal and interest of $516,219 were converted into 1,474,911 restricted shares of common stock.

     The shares issued to Tsunami Network Partners Corporation have not been, and will not be, registered with the Securities and Exchange Commission nor with any state securities commission.The shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933 and under applicable state securities laws. This was an isolated transaction and not a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The certificates representing the balance ($982,000) owed on the 10% Senior Notes due September 30, 2002 still remain unpaid. Puma Foundation, Ltd. has demanded payment as to $500,000 of this balance. For a complete discussion of the $982,000 balance, see Note 4-Senior Notes, 10% Senior Notes due September 30, 2002. See also the discussion of the Puma Foundation, Ltd. litigation in
Part II, Item 1, Legal Proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

Proxy Statement

     On April 16, 2003,  the Company  filed its  Definitive  Proxy  Statement on
Schedule 14A, which was simultaneously mailed to its shareholders, announcing the upcoming shareholders meeting to be held May 10, 2003, at the Company's headquarters, beginning at 9:00 a.m. Any shareholder desiring a copy of the Proxy Statement may do so by requesting a copy from the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit listing

    The following exhibits are provided with this report:

 Exhibit
   No.    Description
 -----    -----------

  3.1     Articles of Incorporation (1)
  3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
  3.3     Amended Bylaws
 10.1     Lease with Capitol Properties Four, L.C. (3)
 10.2     1998 Incentive Stock Option Plan (4)
 10.3     Security Agreement with Michael and Barbara Feaster (5)
 10.4 Employment Agreement with Robert H. Reback, President and Chief Executive Officer (6)
 10.5 Employment Agreement with David P. Faulkner, Executive Vice President and Managing Director of Machine Control Products (6)
 10.6 Employment Agreement with Michael D. Feaster, Vice President of Software Development (6) 10.7 Employment Agreement with Steven K. Sorensen, Vice President and Chief Technical Officer (6)
 10.8     Amendment 1 to 1998 Incentive Stock Option Plan (7)
 10.9     Amendment 2 to 1998 Incentive Stock Option Plan (8)
 10.10    Form of Indemnification Agreement with directors and officers (9)
 10.11    Settlement  Agreement  and Mutual  Release  with Peter Manley and
          Jana Manley (9)
 10.12 Convertible Note Purchase Agreement and Convertible Note with Tsunami Network Partners Corporation (10)
 99.1 Certificate of Cimetrix Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2     Certificate of Cimetrix Chief Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
         --------------------------------------

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

(b) Reports on Form 8-K

     On February 18, 2003, the Company filed a Form 8-K including Item 5. Other Events, addressing two items relating to the future liquidity of the Company, namely (1) $982,000 of the Company's 10% Senior Notes that matured on September 30, 2002 and (2) the contingent liability which existed as of December 31, 2002 with respect to the settlement of the Manley litigation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REGISTRANT

                              CIMETRIX INCORPORATED


Dated: May 8, 2003               By: /s/ Robert H. Reback
                                     ---------------------
                                 ROBERT H. REBACK
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 By: /s/ Joe K. Johnson
                                     -------------------
                                 JOE K. JOHNSON
                                 Interim Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

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


May 8, 2003

/s/ Robert H. Reback
President and Chief Executive Officer

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


May 8, 2003

/s/ Joe K. Johnson
Interim Chief Financial Officer