Form 10-Q
period 2003-06-30
CIMETRIX INC
filed 2003-08-14
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


    APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares outstanding of the registrant's common stock as of
           August 13, 2003: Common stock, par value$.0001 - 25,512,959

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

   a) Consolidated Condensed Statements of Operations..........................3
   b) Consolidated Condensed Balance Sheets....................................4
   c) Consolidated Condensed Statements of Cash Flows..........................5
   d) Notes to Consolidated Condensed Financial Statemen.......................7

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........24



                            PART II Other Information

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities................................................27

Item 3.  Defaults Upon Senior Securities......................................27

Item 4.  Submission of Matters to a Vote of Security Holders..................27

Item 5.  Other Information....................................................27

Item 6.  Exhibits and Reports on Form 8-K.....................................28

Signatures....................................................................30

--------------------------------------------------------------------------------

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

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                    ---------------------------- -------------------------
                                                          2003           2002           2003          2002
                                                         -----           ----           ----          ----
SALES
     Software                                              433            516            992           743
     Services and support                                  548            396            898           688

         Total net sales                            $      981     $      912    $     1,890   $     1,431
                                                    ----------     ----------    -----------   -----------

OPERATING EXPENSES
     Cost of sales                                         187            203            256           307
     Selling, marketing and customer support               319            409            622           857
     Research and development                              219            362            483           760
     General and administrative                            341            564            647         1,050
                                                    ----------     ----------    -----------   -----------

         Total operating expenses                        1,066          1,538          2,008         2,974
                                                    ----------     ----------    -----------   -----------

INCOME (LOSS) FROM OPERATIONS                             (85)           (626)          (118)       (1,543)
                                                    -----------    -----------   ------------  ------------

OTHER INCOME (EXPENSES)
     Interest income                                         -             21              2            36
     Interest expense                                      (81)           (69)          (176)         (137)
     Other Gain/(Loss)                                       1            (49)             1           (49)
                                                    -----------    -----------   ------------  ------------

         Total other income (expense)                      (80)           (97)          (173)         (150)
                                                    -----------    ----------    ------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (165)          (723)          (291)       (1,693)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -              -             -

NET  INCOME (LOSS)                                  $     (165)    $     (723)   $      (291)  $    (1,693)
                                                    ===========    ===========   ============  ============

BASIC INCOME (LOSS) PER
COMMON SHARE                                        $    (.01)     $    (.03)    $      (.01)  $      (.07)
                                                         =====          =====           =====         =====

DILUTED INCOME (LOSS) PER
COMMON SHARE                                        $    (.01)     $    (.03)    $      (.01)  $      (.07)
                                                         =====          =====           =====         =====

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC                                  25,513,000     24,026,000      24,784,000    24,026,000
                                                    ==========     ==========      ==========    ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING, DILUTED                                25,513,000     24,026,000      24,784,000    24,026,000
                                                    ==========     ==========      ==========    ==========



                              See notes to consolidated condensed financial statements


                                                           CIMETRIX INCORPORATED
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In thousands, except share amounts)

                                     ASSETS
                                                    June 30,        December 31,
                                                        2003               2002
                                               -------------         -----------
                                                  (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                  $      1,133        $      1,057
     Marketable Securities                               328                 396
     Accounts receivable, net                            548                 484
     Inventories                                          90                  87
     Prepaid expenses and other current assets            80                  79
                                                ------------        ------------
         Total current assets                          2,179               2,103

Property and equipment, net                               79                 181
Technology, net                                          587                 632
Other assets                                              43                  52
                                                ------------        ------------

                                                $      2,888        $      2,968
                                                ============        ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                           $        207        $        172
     Accrued expenses                                    301                 193
     Deferred revenue                                    383                 378
      Note payable                                        --                 500
     Current portion, senior notes                       982                 982
                                                ------------        ------------
         Total current liabilities                     1,873               2,225

LONG TERM DEBT, net of current portion                 1,621               1,556
                                                ------------        ------------
         Total Liabilities                             3,494               3,781

REEDEMABLE COMMON STOCK                                    0                  75

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value:
   100,000,000 shares Authorized, 25,537,959
   and 24,089,833 shares issued,25,512,959 and
   24,064,833 outstanding, respectively                    3                   2
     Additional paid-in capital                       27,894              27,322
     Treasury stock, at cost                             (49)               (49)
     Accumulated deficit                             (28,454)           (28,163)
                                                 ------------       ------------

       Net Stockholders' Deficit                        (606)              (888)
                                                 ------------       ------------

                                                 $      2,888       $      2,968
                                                 ============       ============


            See notes to consolidated condensed financial statements

                                                           CIMETRIX INCORPORATED
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (In thousands, except share amounts)
                                                                     (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                               2003         2002
                                                               ----         ----

Cash Flows from Operating Activities:
 Net income (loss)                                          $ (291)    $ (1,693)
 Adjustments to reconcile net income (loss)
 to net cash (used in)
    provided by operating activities:
    Amortization and depreciation                              157           217
    Increase in receivables allowance account                   44           166
    Common stock issued to retire interest on notes             17            --
    Common stock issued for services                            --             8
    Options issued for services                                 22            43
    Loss on sale of marketable securities                       --            49
    Bond discount related to warrants                           65             3
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable             (108)          764
       (Increase) decrease in inventory                         (3)         (31)
       (Increase) decrease in prepaid expenses                  (1)           49
       Increase (decrease) in accounts payable                  35            39
       Increase (decrease) in accrued expenses                 108         (236)
       Increase (decrease) in other assets                      --          (39)
       Increase (decrease) in deferred revenue                   5           170
                                                            ------        ------

         Net cash flow provided by (used in)
            operating activities                                50         (491)
                                                           -------       -------

Cash Flows from Investing Activities:
  Purchase of property and equipment, net of retirements        (1)         (12)
  Proceeds from sale of marketable securities                   68         2,159
  Purchase of marketable securities                             --       (1,805)
                                                           -------       -------

         Net cash flow provided
            by investing activities                             67           342
                                                           -------       -------

Cash Flows from Financing Activities:
  Purchase of treasury stock                                   (41)           --

         Net cash flow (used in) financing activities          (41)           --
                                                           --------      -------


Net Increase (Decrease) in Cash and Cash Equivalents            76         (149)
Cash and Cash Equivalents at the Beginning of Per            1,057           743
                                                           --------      -------
Cash and Cash Equivalents at the End of Period             $ 1,133         $ 594
                                                           ========      =======


            See notes to consolidated condensed financial statements

                                                           CIMETRIX INCORPORATED
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (In thousands, except share amounts)
                                                                     (Unaudited)


(CONTINUED)


                                                             Six Months Ended
                                                                  June 30,
                                                             2003           2002
                                                             ----           ----

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
         Interest                                          $   93         $  134
         Income taxes                                          --             --

Supplemental Schedule of Non-cash Investing and Financing
Activities:
 Interest payable retired with issuance of common stock    $   17         $   --
 Note payable retired with issuance of common stock        $  500         $   --












            See notes to consolidated condensed financial statements

                                                           CIMETRIX INCORPORATED
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying unaudited consolidated condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month and six month period ended June 30, 2003 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - GOING CONCERN

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has not demonstrated the ability to generate sufficient cash flows from operations to satisfy these liabilities and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing. There is no assurance that the Company will be successful in its efforts.

NOTE 3 - STOCK OPTIONS AND WARRANTS

     As of June 30, 2003 and August 13, 2003, the Company had a significant number of stock options and warrants outstanding representing a potential total of 5,656,750 and 5,636,750 shares of common stock, respectively, which are summarized in the following table with details of each in the subsequent tables.

                               Strike   Number Outstanding    Number Outstanding
Description                    Price         June 30, 2003       August 13, 2003
--------------------------------------------------------------------------------
1998 Stock Option Plan       $0.35-3.50          3,702,500             3,682,500
Directors Stock Option Plan  $0.35-3.50            763,000               763,000
Warrants                     $0.35-1.00          1,191,250             1,191,250
                                                ----------            ----------
Total Options and Warrants                       5,656,750             5,636,750

1998 Incentive Stock Option Plan as of June 30, 2003 and August 13, 2003

     As of June 30, 2003 and August 13, 2003, respectively, there were issued and outstanding to the Company's officers and employees, options for the purchase of 3,702,500 and 3,682,500 shares of the Company's common stock under the Company's 1998 Incentive Stock Option Plan as amended. The following table summarizes the quantity and exercise prices of the options.


  Option        Number Outstanding                 Number Outstanding
  Price              June 30, 2003                    August 13, 2003
---------------------------------------------------------------------------
  $0.35                 1,140,000                          1,140,000
  $1.00                 1,860,000                          1,840,000
  $2.50                   302,500                            302,500
  $3.00                   350,000                            350,000
  $3.50                    50,000                             50,000
                           ------                             ------
  Total Options         3,702,500                          3,682,500
----------------------------------------------------------------------------

     A total of 4,000,000 shares of common stock have been reserved for issuance under the plan. The existing options began to expire in April 2003 and will continue to expire through January 2008.

Directors Stock Option Plan as of June 30, 2003 and August 13, 2003

     As of June 30, 2003 and August 13, 2003, respectively, there were issued and outstanding options for the purchase of 763,000 and 763,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. The following table summarizes the quantity and exercise prices of the options.


   Option         Number Outstanding         Number Outstanding
   Price              June 30, 2003            August 13, 2003
  ----------------------------------------------------------------
   $0.35                   200,000                    200,000
   $1.00                   225,000                    225,000
   $2.50                   242,000                    242,000
   $3.50                    96,000                     96,000
                            ------                     ------
   Total Options           763,000                    763,000
  ----------------------------------------------------------------


     A total of 1,000,000 shares of common stock have been reserved for issuance under the plan. Approximately 162,000 of these options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. In May 2003, 444,000 of the above options, which are held by former members of the Board of Directors of the Company, were extended for an additional five years beyond their original expiration dates. Of the above options, 663,000 are held by former members of the Board of Directors of the Company. In addition to the 763,000 options above, the Company expects to grant an additional 150,000 options on August 14, 2003 to members of the Board of Directors of the Company; however at the time of the filing of this report these options have not been granted. Options issued to directors and former directors began to expire in January 2003 and will continue to expire through January 2012.

Warrants


The following table summarizes the quantity and exercise price of outstanding warrants.

                                          Number of                Number of
                         Strike       Underlying Shares        Underlying Shares
Description               Price         June 30, 2003           August 13, 2003
--------------------------------------------------------------------------------
2001 Series Warrants      $1.00             114,250                  114,250
2002 Series Warrants      $0.35           1,077,000                1,077,000
                                         ---------------------------------------
Total Warrants                             1,191,250                1,191,250

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

     The 2002 Series Warrants began to be issued in October 2002 to purchasers of the Company's 12% Senior Notes due September 30, 2005 and to a related party of the Company. As of the time of the filing of this report, a total of 2,154 warrants were issued, with each warrant entitling the holder to purchase 500 shares of common stock at $0.35 per share, or a total of 1,077,000 shares. All 2,154 warrants became exercisable anytime after October 1, 2002 and on or before September 30, 2005, provided the shares issuable have been registered under the Securities Act of 1933, as amended, and either registered or qualified for an exemption under any applicable state securities laws. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the 2002 Series Warrants. In addition to the 2,154 warrants that have been issued at the time of the filing of this report, the Company expects to issue an additional 241 warrants in connection with the roll over of $241,000 of new Cimetrix 12% Senior Notes due 2005 (See Note 4, Senior Notes, 10% Senior Notes due September 30, 2002).To date, none of the 2002 Series Warrants have been exercised. The 2002 Series Warrants will expire on September 30, 2005.

Stock Based Compensation

     At June 30, 2003, the Company has stock-based employee compensation plans, which are described more fully in this Note 3 above. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


NOTE 4 - SENIOR NOTES

     As of June 30, 2003, and August 13, 2003, the Company had $2,667,000 and $2,667,000 of debt in the form of Senior Notes, respectively, which are summarized in the following table with the detail of each explained below.



                                         Principal Amount       Principal Amount
                                              Outstanding            Outstanding
Description                                 June 30, 2003        August 13, 2003
--------------------------------------------------------------------------------
10% Senior Notes due September 30, 2002          $982,000               $982,000
10% Senior Notes due September 30, 2004            11,000                 11,000
12% Senior Notes due September 30, 2005         1,674,000              1,674,000
                                               ----------             ----------
Total Senior Notes Outstanding                 $2,667,000             $2,667,000

10% Senior Notes due September 30, 2002

     In November 1997, the Company issued approximately $3.3 million of 10% Senior Notes due September 30, 2002. Interest on the Senior Notes has been paid on April 1 and October 1 of each year since issuance. Approximately $600,000 of the Senior Notes was retired June 1998 in exchange for common stock of the Company, leaving an outstanding principal balance of $2,681,000. An additional $457,000 was retired as of April 30, 2002, in exchange for new notes due September 30, 2004, which notes are discussed below, leaving a principal balance of $2,224,000 due September 30, 2002. Subsequent to September 30, 2002, another $1,242,000 of the notes were retired. Of this amount, $755,000 was exchanged for new notes due September 30, 2005, with the remaining amount of $487,000 being paid out in cash. (See Notes due September 30, 2005 discussed below) leaving a principal unpaid balance of $982,000, as of the time of the filing of this report.

     The certificates representing the $982,000, which matured on September 30, 2002, still remain unpaid. Of the $982,000 outstanding, $500,000 has been presented to the Company for redemption. Because the Company has not paid the $500,000, the holder of the notes, Puma Foundation, Ltd., filed a complaint against the Company on January 16, 2003, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. In the complaint Puma Foundation, Ltd., is seeking payment of the $500,000 note plus interest, attorney's fees and costs. This complaint is discussed in Part II, Item I, Legal Proceedings, below in this report.

     The remaining $482,000 of Senior Notes due September 30, 2002 are presently under the jurisdiction of a Receivership established by the United States District Court for the District of Columbia in 2000 in the case of The Securities and Exchange Commission v. Paul A. Bilzerian et al. (Civil Action No. 89-1854 (SSH)). One is a $110,000 note owned by the Receiver, the other is a $372,000 note under the Receiver's control. As requested by the Company, the Receiver, appointed by the United States District Court for the District of Columbia, filed with the court a motion to accept the Company's proposal to receive 50% payment in cash with respect to the two Senior Notes and to roll over the other 50% into new Cimetrix 12% Senior Notes due 2005. On May 13, 2003, the court ruled to approve the Receiver's motion with regards to the 50% roll over of these two notes. Upon presentation of these two notes and the appropriate documentation from the Receiver, the Company will pay $241,000 in cash and issue new 12% Senior Notes due 2005 for the other $241,000. At the time of the filing of this report, the $482,000 of notes still remain under the jurisdiction of the Receiver.


10% Senior Notes due September 30, 2004

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

     The offer to exchange the Senior Notes due September 30, 2002 was extended from the original date of February 28, 2002 until April 30, 2002. As of that date, $457,000 of Senior Notes had been exchanged for Senior Notes due September 30, 2004. Of the $457,000 of Senior Notes that were exchanged, approximately $18,000 of the face value was attributable to the value of the warrants issued. Therefore, the face value of these Senior Notes on the Company's balance sheet was $439,000 as of April 30, 2002. This $18,000 was fully accreted as interest expense in 2002.

     Subsequent to September 30, 2002, $446,000 of the total $457,000 of notes due September 30, 2004 were exchanged for cash of $93,000 and notes of $353,000 due September 30, 2005, leaving a principal balance due of $11,000 on the 2004 notes.

12% Senior Notes due September 30, 2005

     Because a sufficient number of Noteholders did not accept the Company's offer to exchange their 10% Senior Notes due September 30, 2002 for 10% Senior Notes due September 30, 2004, the Company undertook a new Senior Note offering. On June 26, 2002, the Company issued a confidential Private Placement Memorandum for an offering of an aggregate principal amount of a minimum of $500,000 and a maximum of $5,000,000 in unsecured 12% Senior Notes Due September 30, 2005, at 100% of face value, coupled with warrants to purchase 500 shares of the Company's common stock for each $1,000 principal amount of Senior Notes purchased, with the warrants expiring on September 30, 2005. The securities were offered to existing noteholders in exchange for their current notes, and to new investors. The offering was made directly by the Company on a best efforts basis and was not underwritten. The new Senior Note offering was to close no later than August 31, 2002, but has been extended by the Company on a monthly basis, to allow the Receivership appointed by the United States District Court for the District of Columbia additional time to participate in the offering. The Company will close the new Senior Note offering once it is presented with the appropriate documentation confirming the Receivership's participation in the offering. (See Note 4,Senior Notes, 10% Senior notes due 2002)

     These Senior Notes are not being registered with the Securities and Exchange Commission nor with any state securities commission. The Company is relying upon an exemption from registration available under Regulation D, Rule 506, promulgated under the Securities Act of 1933 and also upon statutory exemptions available under the Securities Act of 1933 and under applicable state securities laws.

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

     The sale of the Senior Notes due September 30, 2005 was a result of the following:

   Conversion of 1997 Senior Notes to 2002 Senior Notes        $         755,000
   Conversion of 2001 Senior Notes to 2002 Senior Notes                  353,000
   2002 Senior Notes issued in connection with litigation
   settlement                                                            120,000
   Cash proceeds received from the sale of 2002 Senior Notes             446,000
                                                              ------------------

                                                     Total     $       1,674,000
                                                              ------------------

     As of June 30, 2003, there were $1,611,000 (net of the remaining $63,000 note discount related to warrants issued in connection with the 2002 Senior Notes) 2002 Senior Notes payable.


NOTE 5 - EARNINGS PER SHARE

     A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common shares is as follows (in thousands):

                                      Three Months Ended        Six Months Ended
                                           June 30,                  June 30,
                                       2003        2002          2003       2002
                                       ----        ----          ----       ----


Weighted average common shares
  Outstanding                        25,513      24,026        24,784      24,02
Dilutive effect of :
  Stock options                          --          --            --         --
  Warrants                               --          --            --         --
                                     ------      ------        ------      -----
Weighted average common shares
  outstanding, assuming dilution     25,513      24,026        24,784     24,026
                                     ------      ------        ------     ------

     Weighted average common shares outstanding, assuming dilution, would normally include the incremental shares that would be issued upon the assumed exercise of stock options and warrants (see Note 3 - Stock Options and Warrants and Note 4 - Senior Notes). However, during the three and six months ended June 30, 2003, stock options and warrants to exercise 5,656,750 shares were excluded from the calculation of diluted earnings per share because they were antidilutive. These options and warrants could be dilutive in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the second quarter of 2003. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the second quarter data of 2003 and 2002.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to certain factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Liquidity and Capital Resources" and "Factors Affecting Future Results."

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

     In 2002 and early 2003, the Company designed, field tested and announced the availability of CIM300Expert. This product further reduces the time required by OEM customers to automate a semiconductor tool to comply with the SEMI 300 mm standards. By reducing the implementation time from 12-24 weeks to 6-8 weeks, CIM300Expert dramatically reduces the cost to implement SEMI compliance for equipment suppliers. Cimetrix also introduced additional calibration technology to its CODE 6 product, which allows faster time to market for key Surface Mount Technology (SMT) customers.

Significant Accounting Policies

     Management's discussion and analysis of the Company's financial condition and results of operations are based upon financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). The following accounting policies significantly affect the way the financial statements are prepared.

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

Allowance for Doubtful Accounts

     The  Company  maintains  a  reserve  for  doubtful  accounts,  which is for estimated losses resulting from uncollectible accounts receivable. Generally, the Company records an allowance for doubtful accounts based on a percentage of overall sales. In addition, if collectibility becomes doubtful on any receivable, a reserve is set up for the entire amount.

Statement of Operations Summary

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and six months ended, June 30, 2003 and 2002, respectively:


                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                           ----------------     ----------------
                                            2003       2002      2003       2002
                                            ----       ----      ----       ----

NET SALES                                   100%       100%      100%       100%
                                            ----       ----      ----       ----

OPERATING EXPENSES
  Cost of sales                              19         22         14         21
  Selling, marketing and customer support    32         45         33         60
  Research and development                   23         40         25         53
  General and administrative                 35         62         34         73
                                          ------     ------    ------     ------

     Total operating expenses               109        169        106        208
                                          ------     ------    ------     ------

INCOME (LOSS) FROM OPERATIONS                (9)       (69)        (6)     (108)

  Interest income                            --          2         --          3
  Interest expense                           (8)        (8)        (9)      (10)
  Other gain/loss                            --         (5)        --        (3)
                                          ------     ------     ------    ------

NET INCOME (LOSS)                          (17)%      (79)%      (15)%    (118)%
                                          -------    -------    ------    ------


Results of Operations

     Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Net Sales

     Net sales increased by $69,000, or 8%, to $981,000, for the three months ended June 30, 2003, from $912,000, for the three months ended June 30, 2002. Net sales for the three months ended June 30, 2003, consisted of sales of software (44%), engineering services (36%), and support and training (20%). Net sales for the same period in 2002 consisted of sales of software (57%), engineering services (25%), and support and training (18%)

     Net sales increased by $459,000, or 32%, to $1,890,000 for the six months ended June 30, 2003, from $1,431,000 for the six months ended June 30, 2002. Net sales for the six months ended June 30, 2003, consisted of sales of software (52%), engineering services (27%), and support and training (21%). Net sales for the same period in 2002 consisted of sales of software (52%), engineering services (26%), and support and training (22%).

     During the second quarter of 2003, the Company successfully added two new major OEM customers, which contributed to the increase in software license revenue, one of which is the Company's first major OEM customer in Japan for its CIMConnect and CIM300 software. These new design wins along with an increase in the number of major OEM customers during 2002 has enabled the Company to incrementally increase its base of software support and maintenance contracts, as well as incrementally increase its engineering services work. In addition, as more of the Company's major OEM customers release new machines to the marketplace, this provides an increase in the Company's runtime license revenue as the Company typically receives runtime license revenue associated with every machine shipment. However, the Company has received no indication yet of any increase in the general economic conditions of the SMT and semiconductor markets, the primary markets served by the Company.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base. Management hopes but has not seen any indication that the electronics industry is starting to recover and that orders for new equipment will increase.

Major Customers

     Sales to one non-affiliated customer accounted for 19% of the Company's revenues for the three months ended June 30, 2003. Sales to two different non-affiliated customers accounted for 10% and 14%, respectively, of the Company's revenues for the three months ended June 30, 2002. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the three months ended June 30, 2003 and 2002, respectively.

     Sales to two non-affiliated customers accounted for 11% and 13% of the Company's revenues for the six months ended June 30, 2003, respectively. Sales to one non-affiliated customer accounted for 11%, of the Company's revenues for the six months ended June 30 2002. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the six months ended June 30, 2003 and 2002, respectively.

     Sales to the Company's former Japanese affiliate in which the Company had an equity interest, accounted for 0% and 13% of the Company's revenues for the three months ended June 30, 2003 and 2002, respectively. Sales to this same former affiliate accounted for 0% and 12% of the Company's revenues for the six months ended June 30, 2003 and 2002, respectively.

     Export sales were approximately 40% and 39% of the Company's revenues for the three months ended June 30, 2003 and 2002, respectively. Export sales were approximately 41% and 38% for the six months ended June 30, 2003 and 2002, respectively. All export sales were made in US dollars.


         Export sales to countries that exceeded 10 percent of net sales were as follows:

                            Three Months Ended              Six Months Ended
                                  June 30,                       June 30,
                            2003           2002             2003          2002
                            -------------------             -------------------

     Japan                   13%            24%               *            21%
     Switzerland              *              *               14%            *
     -----------------
     * Less than 10%

Cost of Sales

     Cost of sales decreased by $16,000, or 8%, to $187,000 for the three months ended June 30, 2003, from $203,000 for the comparable period in 2002. Cost of sales decreased by $51,000, or 17%, to $256,000 for the six months ended June 30, 2003, from $307,000 for the comparable period in 2002. This decrease was attributable to a reduction in the use of contract labor in performing engineering services. During the quarter ended June 30, 2003, such services were provided mainly by employees of the Company, thus resulting in lower costs to provide such services.

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

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs decreased by $90,000, or 22%, to $319,000 for the three months ended June 30, 2003, from $409,000 for the comparable period in 2002. The same expenses decreased by $235,000, or 27%, to $622,000 for the six months ended June 30, 2003, from $857,000 for the comparable period in 2002. These decreases were due to the consolidation of operations from the Company's semiconductor division, which was located in Los Gatos, California, into its Salt Lake City, Utah headquarters in March 2002, and the reduction in the number of sales and marketing personnel. The Company continues to invest in general corporate marketing and outside public relations services in an effort to expand the Company's customer base.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses decreased by $143,000, or 40%, to $219,000 for the three months ended June 30, 2003, from $362,000 for the comparable period in 2002. These same expenses also decreased by $277,000, or 36%, to $483,000 for the six months ended June 30, 2003, from $760,000 for the comparable period in 2002. These decreases were due to a reduction in the number of software development personnel. As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment.

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

General and Administrative

     General and administrative expenses decreased by $223,000, or 40%, to $341,000 for the three months ended June 30, 2003, from $564,000 for the comparable period in 2002. These same expenses also decreased by $403,000, or 38%, to $647,000 for the six months ended June 30, 2003, from $1,050,000 for the comparable period in 2002. These decreases resulted from a reduction in depreciation, amortization, rent, and legal expenses.

     It is important to note that General and Administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and depreciation expense for the six months ended June 30, 2003 was approximately $157,000, or 24%, of all general and administrative expenses, compared to $217,000, or 21%, for the same period in 2002. This decrease was attributable to the impairment of technology assets at December 31, 2002. General and Administrative expenses for the six months ended June 30, 2003 included a one-time expense of $21,813 for the extension of the expiration dates of 444,000 stock options that are held by former members of the Board of Directors of the Company (See Note 3 - Stock Options and Warrants, to the Consolidated Condensed Financial Statements above). All other general and administrative expenses, taken as a whole, decreased slightly for the year, and are considered within normal operating fluctuations.

Other Income (Expenses)

     Interest income decreased by $21,000, or 100%, to less than $1,000 for the three months ended June 30, 2003, from $21,000 for the comparable period in 2002. Interest income also decreased by $34,000, or 94%, to $2,000 for the six months ended June 30, 2003, from $36,000 for the comparable period in 2002. These decreases were due to a reduction in the Company's cash reserves that were used to fund operations, and a reduction in the rate of interest the Company earned on its cash reserves, due to market conditions and an overall drop in interest rates.

     Interest expense increased by $12,000, or 17%, to $81,000 for the three months ended June 30, 2003, from $69,000 for the comparable period in 2002. Interest expense also increased $39,000, or 28%, to $176,000 for the six months ended June 2003, from $137,000 for the comparable period in 2002. This increase was attributable to the Company's new 12% Senior Notes and the attached warrants.(See Note 4 - Senior Notes, to the Consolidated Condensed Financial Statements above.) Interest expense on the Company's Senior Notes is accrued monthly and is payable April 1 and October 1 of each year.

     Other gains increased $50,000, or 102%, to $1,000 for the three and six months ended June 30, 2003, from a loss of $49,000 for the comparable periods in 2002. This increase was due to the sale of marketable securities. The Company's marketable securities are held in conservative bond funds and can fluctuate in value from time to time. Differences between the cost and fair market value of the Company's bond funds have not been material.

Other Items

     The Company is involved in two legal actions, which are discussed in Part II, Item 1. Legal Proceedings, below in this report.


Liquidity and Capital Resources

     The Company's future liquidity is uncertain due to the following factors:

     Approximately $982,000 of the Company's 10% Senior Notes that matured on September 30, 2002 still remain unpaid. Of the $982,000 outstanding, $500,000 has been presented to the Company for redemption. Because the Company has not paid the $500,000, the holder of the notes, Puma Foundation, Ltd., filed a complaint against the Company on January 16, 2003, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. In the complaint Puma Foundation, Ltd., is seeking payment of the $500,000 note plus interest, attorneys fees and costs. This complaint is discussed in Part II, Item I, Legal Proceedings, below in this report.

     The remaining $482,000 of Senior Notes due September 30, 2002 are presently under the jurisdiction of a Receivership established by the United States District Court for the District of Columbia in 2000 in the case of The Securities and Exchange Commission v. Paul A. Bilzerian et al. (Civil Action No. 89-1854 (SSH)). One is a $110,000 note owned by the Receiver, the other is a $372,000 note under the Receiver's control. As requested by the Company, the Receiver, appointed by the United States District Court for the District of Columbia, filed with the court a motion to accept the Company's proposal to receive 50% payment in cash with respect to the two Senior Notes and to roll over the other 50% into new Cimetrix 12% Senior Notes due 2005. On May 13, 2003, the court ruled to accept the Receiver's motion with regards to the 50% roll over of these two notes. Upon presentation of these two notes and appropriate documentation from the Receiver, the Company will pay $241,000 in cash and issue new 12% Senior Notes due 2005 for the other $241,000. At the time of the filing of this report, the $482,000 of notes were still under the jurisdiction of the Receiver.

     While management believes that the Company does have sufficient working capital to maintain its current level of operations for fiscal 2003, it may not have sufficient capital to maintain its current level of operations and also retire the remaining balance of $982,000 of its 10% Senior Notes. Payment of this debt would consume a majority of the Company's cash and it may not be able to continue operations.

     As of June 30, 2003, the Company had issued $1,554,000 of 12% Senior Notes due September 30, 2005 through its private placement offering which commenced on June 26, 2002. In addition, in connection with the settlement of litigation, the Company issued an additional $120,000 of 12% Senior Notes due September 30, 2005. Of the $1,554,000 issued, $446,000 was received in cash from investors and $1,108,000 was received through the exchange of 10% Senior Notes due September 30, 2002 and 10% Senior Notes due September 30, 2004. It is critical to the Company's cash flow that the Company succeed in negotiating the remaining $982,000 balance of its 10% Senior Notes. This would free up working capital that is needed to fund operations if the Company's operating results do not improve.

     At June 30, 2003, the Company had cash and other current assets of $2,179,000, and current liabilities of $1,873,000, resulting in working capital of $306,000, as compared to a working capital deficit of $122,000 at December 31, 2002. This increase in working capital of $428,000 was attributable to the $500,000 note payable to Tsunami Network Partners Corporation which was converted to common stock on March 31,2003.

     Cash provided by operating activities for the six months ended June 30, 2003 was $50,000, compared to cash used in operating activities of $491,000, for the same period in 2002. The positive cash flow year to date resulted primarily from a decrease in net loss for the six months ended June 30, 2003. The Company's net trade receivables increased by $64,000 to $548,000 for the six months ended June 30, 2003, from $484,000 at December 31, 2002, due to an increase in sales volume.

     Cash provided by investing activities for the period ended June 30, 2003 was $67,000, compared to cash provided by investing activities of $342,000 for the same period in 2002. This decrease resulted from the sale of a smaller amount of marketable securities held for investment.

     Cash used in financing activities for the six month period ended June 30, 2003 was $41,000 compared to no cash used by financing activities for the same period in 2002. This decrease resulted from the purchase and retirement of redeemable common stock.

     The Company has not been adversely affected by inflation but does believe that technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of our customer's product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers accounted for 40% and 39% of the Company's net sales for the three months ended June 30, 2003 and 2002, respectively.

Factors Affecting Future Results


     Second quarter revenues increased 8% compared to the second quarter of fiscal year ended 2002, exceeding the Company's target revenue of $950,000 for the quarter. The economic slowdown continues and has led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. Because of this, management significantly reduced the Company's operating expenses over the past eighteen months, such that costs are now in-line with expected revenues. The Company's ability to incrementally expand its customer base during current poor economic conditions has been the primary reason for the increase in revenues. Management remains hopeful that its expanded customer base will provide the needed revenues on a quarterly basis to sustain operations and start generating cash from operations.

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

Lack of Liquidity

     The Company's liquidity is uncertain due to $982,000 of Senior Notes that are presently due but unpaid, which is discussed earlier in Liquidity and Capital Resources. Since inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. See "Liquidity and Capital Resources".

Risk of Default on Senior Notes Due September 30, 2002

     There is a significant risk that the Company will not be able to pay the remaining balance of $982,000 on the 10% Senior Notes due September 30, 2002. (See Note 4-Senior Notes, to the Consolidated Condensed Financial Statements above.) While only $500,000 of the remaining balance of Senior Notes has been presented to the Company for redemption, payment in full may be required. This default could cause the Company to become insolvent and may force the Company to consider seeking bankruptcy protection under Federal bankruptcy law. This default could also cause other material, adverse problems to the Company and could result in our shareholders and noteholders receiving nothing in return for their investment in the Company.

Operating Losses, Accumulated Deficit

     The financial statements of the Company as of June 30, 2003, reflect a net loss of $291,000, and an accumulated deficit of $28,454,000. As of that date, the Company had working capital of $306,000. Losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Companyss.s communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

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

     Based on their evaluations as of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Litigation with Steven D. Hausle, et al,

     On April 12, 2002, Steven D. Hausle, Daniel J. Garnett M.D., Stephanie A. Garnett, Axcient Corporation, and Ronald Tripiano, as plaintiffs, filed suit against the Company, Robert H. Reback and Randall A. Mackey, as defendants, in United States District Court, Northern District of California, San Jose Division, Case Number C02-01769. The complaint alleged breach of oral and written contract, fraud, negligent misrepresentation, breach of privacy, unfair competition, wrongful termination, negligence and shareholder derivative claims for breach of fiduciary duties, constructive fraud, negligence, and seeks injunctive and declaratory relief. The plaintiffs are demanding $16,000,000 and a jury trial.

     In response to the complaint, the Company filed a motion to dismiss and/or transfer. Messrs. Reback and Mackey also filed a motion to dismiss and/or transfer. By way of order dated April 15, 2003, the court ruled on the motions. The court denied dismissal of the breach of contract, wrongful termination and declaratory relief claims. It dismissed the fraud, negligent misrepresentation, breach of privacy, shareholder derivative and unfair competition claims with 20 days leave to amend. This does not necessarily mean that successful amendments will be accomplished. The court also dismissed the constructive fraud claim without leave to amend and dismissed the negligence claim with 20 days to amend but also stating that "the court doubts that amendment can be successfully be [sic] made." The court did not transfer any of the case from California to Utah. Mr. Mackey was dismissed from the case for lack of personal jurisdiction; however Mr. Reback was not dismissed from the case. Plaintiffs filed an amended complaint dated May 1, 2003, in an effort to overcome the dismissal of claims where leave was given to amend. The Company and Reback thereafter filed a motion to dismiss the fraud, negligent misrepresentation, breach of privacy, negligence, shareholder derivative and unfair competition claims in the amended complaint. By way of order dated July 23, 2003, the court dismissed the negligent misrepresentation, breach of privacy and shareholder derivative claims without leave to amend, and dismissed the fraud claim with leave to amend, dismissed the negligence claim with leave to amend to allege a common law misrepresentation claim and also dismissed the unfair competition claim with leave to amend. On August 1, 2003, Plaintiff's Hausle and Axcient filed a second amended complaint relative to the claims wherein the court permitted amendment as set forth above. The Company is in the process of reviewing the second amended complaint for the potential of filing a further motion. The Company intends to continue to vigorously defend the action as it believes the non dismissed claims as well as the amendments are without merit. Formal discovery has not begun.

     As previously reported, on May 16, 2002, the Company filed an action in the United States District Court, District of Utah, Case Number 2-02CV-0484K asserting certain claims against Mr. Hausle and Axcient Corporation. The defendants filed a motion to transfer, stay or dismiss the action in light of the Hausle case in California. The preference of defendants Hausle and Axcient appears to be a transfer of the Utah case thereby joining it with the California Hausle case. A hearing on the motion is set for September 25, 2003.


Litigation with Puma Foundation, Ltd. and Loving Spirit Foundation

     On January 16, 2003, Puma Foundation, Ltd., a Bermuda limited liability company ("Puma"), as plaintiff, filed a Complaint against the Company, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. The Complaint alleges that Puma is the owner of a Cimetrix 10% Senior Note in the amount of $500,000 allegedly donated to Puma by Loving Spirit Foundation, a Florida foundation ("Loving Spirit"), and that on January 2, 2003, Puma tendered the Senior Note certificate for payment, and is entitled to payment of $500,000, plus accrued interest. Plaintiff also seeks undisclosed attorney's fees and costs. The assets of Puma were unfrozen in the case of The Securities and Exchange Commission v. Paul A. Bilzerian, et al. (Civil Action No. 89-1854 (SSH)) and returned to Puma on or about December 30, 2002. The president of Puma is Terri L. Steffen, the wife of Paul A. Bilzerian, the former President, CEO and Director of Cimetrix. During September 2002, the Company had been in negotiations with Puma and believed that once the assets of the foundation became unfrozen, Puma would accept the Company's proposal to receive 50% payment in cash and roll over the other 50% into new Cimetrix 12% Senior Notes due 2005, provided that no other holder of Cimetrix 10% Senior Notes received payment of more than 50% in cash. Since that time, Puma has issued several letters to the Company demanding payment in full. While the Company has tried to negotiate acceptable payment terms, Puma's recent position has been non-negotiable and it has demanded cash payment in full. Since learning of this lawsuit, current management has examined its files relating to the Senior Note certificate that is the subject of the lawsuit and has discovered that this certificate may, in fact, not be a valid Company 1997 Senior Note. The Company will continue to examine this issue and is currently conducting an investigation to determine its legal obligations. On February 24, 2003, in response to the Complaint, Cimetrix filed a motion to dismiss or in the alternative transfer this action to the District of Utah. Once plaintiff filed an Amended Complaint, the court ruled that the Company's Motion to dismiss was moot and denied the same.

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

     On or about March 26, 2003, the Company filed an answer to the Amended Complaint and denied that the Company had issued a valid 10% Senior Note to Plaintiffs and also denied that the Company has violated Section 517.301 of the Florida statutes relating to securities violation. The Company also raised various affirmative defenses in law and equity to the amounts owed to Puma and Loving Spirit. On May 9, 2003, the Company filed a Motion for Leave to Amend its Answer and Counterclaims against Puma and Loving Spirit. The Counterclaims request the court to enter a declaratory judgment that the Company's total obligation to Puma and Loving Spirit (prior to considering the Company's claims for offsets) does not exceed $200,000. On June 26, 2003 the Court granted the Company's Motion for Leave to Amend and declared the Company's Amended Answer and Counterclaims filed as of that date.

     On or about May 6, 2003, plaintiffs filed a Motion for Partial Summary Judgment claiming that as a matter of law, the court should grant judgment to Puma and Loving Spirit of $500,000 plus interest with the issue of the Company's claim of offset to be decided by the court in an appropriate hearing on the matter. On or about May 28, 2003, the Company filed its own Motion for Partial
Summary Judgment and opposition to Plaintiffs' Motion for Partial Summary Judgment claiming that as a matter of law, the court should find that there was no valid 10% Senior Note issued to plaintiffs and that the Company does not owe more than $200,000 before offsets are deducted. A hearing on plaintiff's Motion for Partial Summary Judgment and the Company's Motion for Partial Summary Judgment was held on August 11, 2003 and the court has taken the matter under advisement before ruling.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on Saturday, May 9, 2003, with proxies for the meeting solicited by the Company's Board of Directors, pursuant to Regulation 14A under the Securities and Exchange Act of 1934. Matters voted on at the meeting were as follows: the election of four directors, and the ratification of Tanner + Co. as the Company's independent public accountants. There was no proxy solicitation in opposition to management's proposals or nominees for election as directors.


Both proposals were approved and adopted by the margins indicated below:

     1. To elect four directors to the Company's Board of Directors to serve one-year terms.

                                               Number of Shares
                                        For                        Withheld
                                  ____________________________________________

       Robert H. Reback              20,838,920                     34,100
       Scott C. Chandler             20,846,220                     26,800
       Joe K. Johnson                20,842,420                     30,600
       C. Alan Weber                 20,846,220                     26,800


     2. To ratify the appointment of Tanner + Co. as the Company's independent public accountants.

                                For:                         20,851,765
                                Against:                              0
                                Abstain:                         21,255

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit listing
         The following exhibits are provided with this report:

  Exhibit No.   Description
  -----------   ------------
     3.1        Articles of Incorporation (1)
     3.2        Articles  of Merger  of  Cimetrix  (USA)  Incorporated  with
                Cimetrix Incorporated (2)
     3.3        Amended Bylaws
     10.1       Lease with Capitol Properties Four, L.C. (3)
     10.2       1998 Incentive Stock Option Plan (4)
     10.3       Security Agreement with Michael and Barbara Feaster (5)
     10.4       Employment  Agreement  with  Robert  H.  Reback,  President  and
                Chief Executive Officer (6)
     10.5       Employment Agreement with David P. Faulkner,  Executive Vice
                President and Managing Director of Machine Control Products (6)
     10.6       Employment  Agreement  with  Michael D.  Feaster,  Vice
                President  of  Software Development (6)
     10.7       Employment Agreement with Steven K. Sorensen, Vice President and
                Chief Technical Officer (6)
     10.8       Amendment 1 to 1998 Incentive Stock Option Plan (7)
     10.9       Amendment 2 to 1998 Incentive Stock Option Plan (8)
     10.10      Form of Indemnification Agreement with directors and officers(9)
     10.11      Settlement  Agreement  and Mutual  Release  with Peter Manley and Jana Manley (9)
     10.12      Convertible Note Purchase  Agreement and Convertible Note with
                Tsunami Network  Partners  Corporation (10)
     31.1       Certificate of Cimetrix Chief  Executive  Officer  pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2       Certificate of Cimetrix Chief  Financial  Officer  pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
     32.1       Certificate of Cimetrix Chief  Executive  Officer  pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2       Certificate of Cimetrix Chief  Financial  Officer  pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
          --------------------------------------


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

(b)      Reports on Form 8-K

               No Current Report on Form 8-K was filed by Cimetrix, Incorporated during the quarter ended June 30, 2003

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   REGISTRANT

                              CIMETRIX INCORPORATED




Dated: August 14, 2003              By: /s/ Robert H. Reback
                                    ------------------------
                                    ROBERT H. REBACK
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    By: /s/ Joe K. Johnson
                                    -----------------------
                                    JOE K. JOHNSON
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)