Form 10-Q
period 2003-09-30
CIMETRIX INC
filed 2003-11-14
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

      The number of shares outstanding of the registrant's common stock as of November 13, 2003: Common stock, par value $.0001 - 25,512,959

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3. Quantitative and Qualitative Disclosures About Market Risk............24


                            PART II Other Information

Item 1. Legal Proceedings.....................................................25

Item 2. Changes in Securities.................................................27

Item 3. Defaults Upon Senior Securities.......................................27

Item 4. Submission of Matters to a Vote of Security Holders...................27

Item 5. Other Information.....................................................27

Item 6. Exhibits and Reports on Form 8-K......................................28

Signatures....................................................................30


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

                                                          Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                    ---------------------------- -------------------------
                                                          2003           2002           2003          2002
                                                         -----           ----           ----          ----
SALES
     Software                                              200            244          1,192           987
     Services and support                                  246            392          1,144         1,080

         Total net sales                            $      446     $      636    $     2,336   $     2,067
                                                    ----------     ----------    -----------   -----------

OPERATING EXPENSES
     Cost of sales                                          93            163            349           470
     Selling, marketing and customer support               286            435            908         1,292
     Research and development                              209            335            692         1,094
     General and administrative                            217            427            864         1,478
                                                    ----------     ----------    -----------   -----------

         Total operating expenses                         805          1,360           2,813         4,334
                                                    ----------     ----------    -----------   -----------

INCOME (LOSS) FROM OPERATIONS                            (359)           (724)          (477)       (2,267)
                                                    -----------    -----------   ------------  ------------

OTHER INCOME (EXPENSES)
     Interest income                                         1             10              3            47
     Interest expense                                      (63)           (71)          (239)         (209)
     Other Gain/(Loss)                                     (29)             -            (28)          (49)
                                                    -----------    -----------   ------------  ------------

         Total other income (expense)                      (91)           (61)          (264)         (211)
                                                    -----------    ----------    ------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (450)          (785)          (741)       (2,478)

CURRENT INCOME TAX EXPENSE
  (BENEFIT)                                                  -              -              -             -

NET  INCOME (LOSS)                                  $     (450)    $     (785)   $      (741)  $    (2,478)
                                                    ===========    ===========   ============  ============

BASIC INCOME (LOSS) PER
COMMON SHARE                                        $    (.02)     $    (.03)    $      (.03)  $      (.10)
                                                         =====          =====           =====         =====

DILUTED INCOME (LOSS) PER
COMMON SHARE                                        $    (.02)     $    (.03)    $      (.03)  $      (.10)
                                                         =====          =====           =====         =====

WEIGHTED AVERAGE SHARES
OUTSTANDING, BASIC                                  25,513,000     24,054,000      25,031,000    24,035,000
                                                    ==========     ==========      ==========    ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING, DILUTED                                25,513,000     24,054,000      25,031,000    24,035,000
                                                    ==========     ==========      ==========    ==========



                              See notes to consolidated condensed financial statements


                                                           CIMETRIX INCORPORATED
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In thousands, except share amounts)

                                     ASSETS
                                               September 30,        December 31,
                                                       2003                2002
                                                -----------          -----------
                                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                 $      1,005        $      1,057
     Marketable Securities                              233                 396
     Accounts receivable, net                           257                 484
     Inventories                                         90                  87
     Prepaid expenses and other current assets          112                  79
                                                -----------          -----------
Total current assets                                  1,697               2,103

Property and equipment, net                              29                 181
Technology, net                                         564                 632
Other assets                                             38                  52
                                                -----------          -----------

                                               $      2,328         $     2,968
                                                ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                          $        319         $       172
     Accrued expenses                                   178                 193
     Deferred revenue                                   277                 378
      Note payable                                       --                 500
     Current portion, senior notes                      982                 982
                                                -----------          -----------
         Total current liabilities                    1,756               2,225

LONG TERM DEBT, net of current portion                1,628               1,556
                                                -----------          -----------
         Total Liabilities                            3,384               3,781

REEDEMABLE COMMON STOCK                                  --                  75

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value:
  100,000,000 shares Authorized, 25,537,959
  and 24,089,833 shares issued,25,512,959 and
  24,064,833 outstanding, respectively                    3                   2
     Additional paid-in capital                      27,894              27,322
     Treasury stock, at cost                            (49)                (49)
     Accumulated deficit                            (28,904)            (28,163)
                                                 -----------         -----------

         Net Stockholders' Deficit                   (1,056)               (888)
                                                 -----------         -----------
                                               $      2,328         $     2,968
                                                 ===========         ===========


            See notes to consolidated condensed financial statements

                                                           CIMETRIX INCORPORATED
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (In thousands, except share amounts)
                                                                     (Unaudited)

                                                              Nine Months Ended
                                                                 September  30,
                                                               2003         2002
                                                               ----         ----
Cash Flows from Operating Activities:
  Net income (loss)                                         $ (741)    $ (2,478)
  Adjustments to reconcile net income (loss)
  to net cash (used in)
     provided by operating activities:
     Amortization and depreciation                             237          329
     (Decrease) increase in allowance for doubtful accounts    (56)         272
         Common stock issued for services                       --           22
         Options issued for services                            22           43
         Loss on sale of marketable securities                  --           49
         Bond discount related to warrants                      72            5
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable       283          809
              (Increase) decrease in inventory                  (3)          24
              (Increase) decrease in prepaid expenses          (33)          39
              Increase (decrease) in accounts payable          147           11
              Increase (decrease) in accrued expenses            2         (268)
              Increase (decrease) in other assets               --          (69)
              Increase (decrease) in deferred revenue         (101)          71
                                                             ------       ------

                  Net cash flow used in operating activities  (171)      (1,141)
                                                            -------      -------

Cash Flows from Investing Activities:
     Purchase of property and equipment, net of retirements     (3)         (91)
     Proceeds from sale of marketable securities               163        2,503
     Purchase of marketable securities                          --       (1,805)
                                                            -------      -------
                  Net cash flow provided
                     by investing activities                   160          607
                                                            -------      -------
Cash Flows from Financing Activities:
     Purchase of treasury stock                                (41)          --

                  Net cash flow used in
                     financing activities                      (41)          --
                                                            -------      -------

Net Decrease in Cash and Cash Equivalents                      (52)        (534)
Cash and Cash Equivalents at the Beginning of Period         1,057          743
                                                            -------      -------
Cash and Cash Equivalents at the End of Period             $ 1,005        $ 209
                                                           =======       =======

            See notes to consolidated condensed financial statements

                                                           CIMETRIX INCORPORATED
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (In thousands, except share amounts)
                                                                     (Unaudited)

(CONTINUED)


                                                             Nine Months Ended
                                                                September  30,
                                                             2003           2002
                                                          -------        -------
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                           $  93          $ 134
         Income taxes                                          --              2

Supplemental Schedule of Non-cash Investing and Financing
Activities:
   Interest payable retired with issuance of common stock   $  17          $  --
   Note payable retired with issuance of common stock       $ 500          $  --
   As of September 30, 2002, the Company had  received         --          $ 275
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





            See notes to consolidated condensed financial statements

                                                           CIMETRIX INCORPORATED
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying unaudited consolidated condensed financial statements of Cimetrix Incorporated have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month and nine month period ended September 30, 2003 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Stock Based Compensation

     At September 30, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 3. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                  Three Months Ended           Nine Months Ended
                                    September 30,                 September 30,
                                  ------------------           -----------------
                                    2003     2002               2003       2002
                                  ------------------           -----------------

 Net (loss) income as reported    $ (450)   $(785)            $ (741)  $ (2,478)
 Deduct:
  Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards        (36)     (35)              (323)      (500)
                                  ------------------           -----------------

 Net (loss) income pro forma      $ (486)  $ (820)           $(1,064)  $ (2,978)
                                  ------------------         -------------------


 Earnings per share:

     Basic - as reported          $ (.02)  $ (.03)            $ (.03)    $ (.10)
                                  ------------------          ------------------
     Basic - pro forma            $ (.02)  $ (.03)            $ (.05)    $ (.12)
                                  ------------------          ------------------
     Diluted - as reported        $ (.02)  $ (.03)            $ (.03)    $ (.10)
                                  ------------------          ------------------
     Diluted - pro forma          $ (.02)  $ (.03)            $ (.05)    $ (.12)
                                  ------------------          ------------------

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

NOTE 3 - STOCK OPTIONS AND WARRANTS

     As of September 30, 2003 and November 13, 2003, the Company had a significant number of stock options and warrants outstanding representing a potential total of 5,834,250 and 5,826,750 shares of common stock, respectively, which are summarized in the following table with details of each in the subsequent tables.


                              Strike      Number Outstanding  Number Outstanding
Description                   Price       September 30, 2003   November 13, 2003
--------------------------------------------------------------------------------
1998 Stock Option Plan        $0.35-3.50          3,730,000           3,722,500
Directors Stock Option Plan   $0.35-3.50            913,000             913,000
Warrants                      $0.35-1.00          1,191,250           1,191,250
                                                  ---------           ---------
Total Options and Warrants                        5,834,250           5,826,750


1998 Incentive Stock Option Plan as of September 30, 2003 and November 13, 2003

     As of September 30, 2003 and November 13, 2003, respectively, there were issued and outstanding to the Company's officers and employees options for the purchase of 3,730,000 and 3,722,500 shares of the Company's common stock under the Company's 1998 Incentive Stock Option Plan as amended. The following table summarizes the quantity and exercise prices of the options.

     Option        Number Outstanding                 Number Outstanding
     Price         September 30, 2003                 November 13, 2003
     ---------------------------------------------------------------------------
     $0.35                  1,187,500                         1,180,000
     $1.00                  1,840,000                         1,840,000
     $2.50                    302,500                           302,500
     $3.00                    350,000                           350,000
     $3.50                     50,000                            50,000
                               ------                            ------
     Total Options          3,730,000                         3,722,500
     ---------------------------------------------------------------------------

     A total of 4,000,000 shares of common stock have been reserved for issuance under the plan. The outstanding options began to expire in April 2003 and will continue to expire through January 2008.

Directors Stock Option Plan as of September 30, 2003 and November 13, 2003

     As of September 30, 2003 and November 13, 2003, respectively, there were issued and outstanding options for the purchase of 913,000 shares of the Company's common stock, under the Company's Director Stock Option Plan. The following table summarizes the quantity and exercise prices of the options.

     Option             Number Outstanding               Number Outstanding
     Price              September 30, 2003               November 13, 2003
     ---------------------------------------------------------------------------
     $0.35                    350,000                         350,000
     $1.00                    225,000                         225,000
     $2.50                    242,000                         242,000
     $3.50                     96,000                          96,000
                               ------                          ------
     Total Options            913,000                         913,000
     ---------------------------------------------------------------------------

     A total of 1,000,000 shares of common stock have been reserved for issuance under the plan. Approximately 162,000 of these options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. In May 2003, 444,000 of the above options, which are held by former members of the Board of Directors of the Company, were extended for an additional five years beyond their original expiration dates. Of the above options, 663,000 are held by former members of the Board of Directors of the Company. Options issued to directors and former directors began to expire in January 2003 and will continue to expire through January 2008.



Warrant

The following table summarizes the quantity and exercise price of outstanding warrants.

                                          Number of                Number of
                         Strike       Underlying Shares        Underlying Shares
Description               Price      September 30, 2003        November 13, 2003
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


NOTE 4 - SENIOR NOTES

     As of September 30, 2003, and November 13, 2003, the Company had $2,667,000 of debt in the form of Senior Notes, respectively, which are summarized in the following table with the detail of each explained below.


                                           Principal Amount     Principal Amount
                                                Outstanding          Outstanding
Description                              September 30, 2003    November 13, 2003
--------------------------------------------------------------------------------
10% Senior Notes due September 30, 2002           $982,000             $982,000
10% Senior Notes due September 30, 2004             11,000               11,000
12% Senior Notes due September 30, 2005          1,674,000            1,674,000
                                                 ---------            ---------
Total Senior Notes Outstanding                  $2,667,000            2,667,000



10% Senior Notes due September 30, 2002

     In November 1997, the Company issued approximately $3.3 million of 10% Senior Notes due September 30, 2002. Interest on the Senior Notes has been paid on April 1 and October 1 of each year since issuance. Approximately $600,000 of the Senior Notes were retired June 1998 in exchange for common stock of the Company, leaving an outstanding principal balance of $2,681,000. An additional $457,000 were retired as of April 30, 2002, in exchange for new notes due
September 30, 2004 (See 10% Senior Notes due September 30, 2004 discussed below), leaving a principal balance of $2,224,000 due September 30, 2002. Subsequent to September 30, 2002, another $1,242,000 of the notes were retired. Of this amount, $755,000 were exchanged for new notes due September 30, 2005, with the remaining amount of $487,000 being paid out in cash. (See Notes due September 30, 2005 discussed below) leaving a principal unpaid balance of $982,000, as of the time of the filing of this report.

     The notes representing the $982,000, which matured on September 30, 2002, still remain unpaid. Of the $982,000 outstanding, $500,000 has been presented to the Company for redemption. Because the Company has not paid the $500,000, the holder of the notes, Puma Foundation, Ltd., filed a complaint against the Company on January 16, 2003, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. In the complaint Puma Foundation, Ltd. is seeking payment of the $500,000 note plus interest, attorney's fees and costs. This complaint is discussed in Part II,
Item I, Legal Proceedings, below in this report.

     The remaining $482,000 of Senior Notes due September 30, 2002 are presently under the jurisdiction of a Receivership established by the United States District Court for the District of Columbia in 2000 in the case of The Securities and Exchange Commission v. Paul A. Bilzerian et al. (Civil Action No. 89-1854 (SSH)). Of these remaining Senior Notes, one is a $110,000 note owned by the Receiver and the other is a $372,000 note under the Receiver's control. As requested by the Company, the Receiver, appointed by the United States District Court for the District of Columbia, filed a motion with the court to accept the Company's proposal to receive 50% payment in cash with respect to the two Senior Notes and to roll over the other 50% into new Cimetrix 12% Senior Notes due 2005. On May 13, 2003, the court approved the Receiver's motion with regards to the 50% roll over of these two notes. Upon presentation of these two notes and the appropriate documentation from the Receiver, the Company will pay $241,000 in cash and issue new 12% Senior Notes due 2005 for the other $241,000. At the time of the filing of this report, the $482,000 of notes have not yet been presented to the Company.


10% Senior Notes due September 30, 2004

     In an effort to preserve its working capital, on October 8, 2001, the Company made an offer to its 10% Senior Noteholders to exchange their 10% Senior Notes due September 30 2002 for 10% Senior Notes due September 30, 2004. These replacement notes were not registered with the Securities and Exchange Commission nor with any state securities commission. The offer of replacement notes was made in reliance upon statutory exemptions available under the Securities Act of 1933 and under applicable state securities laws.

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

     The sale of the Senior Notes due September 30, 2005 was a result of the following:

      Conversion of 1997 Senior Notes to 2002 Senior Notes          $    755,000
      Conversion of 2001 Senior Notes to 2002 Senior Notes               353,000
      2002 Senior Notes issued in connection with litigation
      settlement                                                         120,000
      Cash proceeds received from the sale of 2002 Senior Notes          446,000
                                                                    ------------
                                                     Total          $  1,674,000
                                                                    ------------

     As of September 30, 2003, there were $1,617,000 (net of the remaining $57,000 note discount related to warrants issued in connection with the 2002 Senior Notes) 2002 Senior Notes payable.

NOTE 5 - EARNINGS PER SHARE

     A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common shares is as follows (in thousands):

                                  Three Months Ended           Nine Months Ended
                                       September 30,               September 30,
                                     2003       2002             2003       2002
                                    -----      -----            -----      -----

 Weighted average common shares
     Outstanding                     25,513   24,054             25,031   24,035
 Dilutive effect of :
     Stock options                       --       --                 --       --
     Warrants                            --       --                 --       --
                                     ------   ------             ------   ------
 Weighted average common shares
     outstanding, assuming dilution  25,513   24,054             25,031   24,035
                                     ------   ------             ------   ------


     Weighted average common shares outstanding, assuming dilution, would normally include the incremental shares that would be issued upon the assumed exercise of stock options and warrants (see Note 3 - Stock Options and Warrants and Note 4 - Senior Notes). However, during the three and nine months ended September 30, 2003 and 2002, stock options and warrants to exercise 5,834,250 and 4,003,250 shares were excluded from the calculation of diluted earnings per share because they were antidilutive. These options and warrants could be dilutive in the future.

NOTE 6 - LEASE OBLIGATIONS

     The Company leases certain office space, office equipment, and one vehicle under non-cancelable operating lease agreements. The Company's significant non-cancelable operating lease obligations as of September 30, 2003 are as follows:

                                                                Operating
        Year Ending December 31:  (1)                              Leases
        -----------------------------------------------------------------
        2003..................................................... $29,070
        2004.....................................................$108,050
        2005..................................................... $92,700
        -----------------------------------------------------------------
                                                                 $229,810
                                                                 ========

     (1) The amounts for the year ending December 31, 2003 include only payments to be made after September 30, 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the third quarter of 2003. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the third quarter data of 2003 and 2002.

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

Critical Accounting Policies

     Management's discussion and analysis of the Company's financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The following accounting policies significantly affect the way the financial statements are prepared.

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

Statement of Operations Summary

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Condensed Statements of Operations for the three and nine months ended, September 30, 2003 and 2002, respectively:


                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                      ------------------      -----------------
                                         2003     2002           2003     2002
                                         ----     ----           ----     ----
NET SALES                                100%     100%           100%     100%
                                         ----     ----           ----     ----
OPERATING EXPENSES
   Cost of sales                          21       26             15       23
   Selling, marketing and
   customer support                       64       68             39       63
   Research and development               47       53             30       53
   General and administrative             49       67             37       72
                                        ----     ----           ----     ----
       Total operating expenses          181      214            121      211
                                        ----     ----           ----     ----

INCOME (LOSS) FROM OPERATIONS            (81)    (114)           (21)    (111)

     Interest income                      --        2             --        2
     Interest expense                    (14)     (11)           (10)     (10)
     Other gain/loss                      (7)       -             (1)      (2)
                                         ----     ----           ----     ----
NET INCOME (LOSS)                      (102)%   (123)%          (32)%   (121)%
                                       ------   ------         ------   ------

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

Net Sales

     Net sales decreased by $190,000, or 30%, to $446,000, for the three months ended September 30, 2003, from $636,000, for the three months ended September 30, 2002. Net sales for the three months ended September 30, 2003, consisted of sales of software (45%), engineering services (15%), and support and training (40%). Net sales for the same period in 2002 consisted of sales of software (38%), engineering services (37%), and support and training (25%).

     The decrease in third quarter sales was primarily the result of a drop in software revenues. Sales to the Company's OEM customers in the robot, SMT and semiconductor markets continue to be negatively impacted by the current economic slowdown. During the third quarter ended September 30, 2003, the Company did not add any new major OEM customers.

     Net sales increased by $269,000, or 13%, to $2,336,000 for the nine months ended September 30, 2003, from $2,067,000 for the nine months ended September 30, 2002. Net sales for the nine months ended September 30, 2003, consisted of sales of software (51%), engineering services (25%), and support and training (24%). Net sales for the same period in 2002 consisted of sales of software (48%), engineering services (29%), and support and training (23%).

     The increase in year-to-date sales was primarily the result of an increase in software revenues generated during the first two quarters of 2003. The addition of new major OEM customers during the first two quarters of 2003, along with the increase of OEM customers in 2002, has enabled the Company to incrementally increase its base of software support and maintenance contracts, as well as incrementally increase its engineering services work. In addition, as more of the Company's major OEM customers release new machines to the marketplace, this provides an increase in the Company's runtime license revenue as the Company typically receives runtime license revenue associated with every machine shipment. Though the Company's software revenues over the past eighteen months have been impacted by the current economic slowdown, Management believes that there are indications of an increase in the general economic conditions of the SMT and semiconductor markets, the primary markets served by the Company. Management hopes to see a corresponding increase in the respective capital equipment markets in the near future, which should result in increased software revenues for the Company.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base.

Major Customers

     Sales to one non-affiliated customer accounted for 12% of the Company's revenues for the three months ended September 30, 2003. Sales to two different non-affiliated customers accounted for 17% and 13%, respectively, of the Company's revenues for the three months ended September 30, 2002. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the three months ended September 30, 2003 and 2002, respectively.

     Sales to two non-affiliated customers accounted for 12% and 10% of the Company's revenues for the nine months ended September 30, 2003, respectively. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the nine months ended September 30, 2003 and 2002, respectively.

     Sales to the Company's former Japanese affiliate in which the Company had an equity interest, accounted for 0% and 3% of the Company's revenues for the three months ended September 30, 2003 and 2002, respectively. Sales to this same former affiliate accounted for 0% and 9% of the Company's revenues for the nine months ended September 30, 2003 and 2002, respectively.

     Export sales were approximately 42% and 34% of the Company's revenues for the three months ended September 30, 2003 and 2002, respectively. Export sales were approximately 42% and 37% for the nine months ended September 30, 2003 and 2002, respectively. All export sales were made in US dollars.


     Export sales to countries that exceeded 10% of net sales were as follows:

                       Three Months Ended               Nine Months Ended
                          September 30,                   September 30,
                         2003      2002                  2003       2002
                       ------------------              ------------------

     Japan                14%       12%                   10%        18%
     Switzerland           *         *                    12%         *
     ---------------
     * Less than 10%

     Cost of Sales

     Cost of sales decreased by $70,000, or 43%, to $93,000 for the three months ended September 30, 2003, from $163,000 for the comparable period in 2002. Cost of sales decreased by $121,000, or 26%, to $349,000 for the nine months ended September 30, 2003, from $470,000 for the comparable period in 2002. This decrease was attributable to a reduction in the use of contract labor in performing engineering services. During the quarter ended September 30, 2003, such services were provided mainly by employees of the Company, thus resulting in lower costs to provide such services.

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

Selling, Marketing and Customer Support

     Selling, marketing and customer support costs decreased by $149,000, or 34%, to $286,000 for the three months ended September 30, 2003, from $435,000 for the comparable period in 2002. This decrease was due to the reduction in the number of sales and marketing personnel. The same expenses decreased by $384,000, or 30%, to $908,000 for the nine months ended September 30, 2003, from $1,292,000 for the comparable period in 2002. These decreases were due to the consolidation of operations from the Company's semiconductor division, which was located in Los Gatos, California, into its Salt Lake City, Utah headquarters in March 2002, and the reduction in the number of sales and marketing personnel. The Company continues to invest in general corporate marketing and outside public relations services in an effort to expand the Company's customer base.

     Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses decreased by $126,000, or 38%, to $209,000 for the three months ended September 30, 2003, from $335,000 for the comparable period in 2002. These same expenses also decreased by $402,000, or 37%, to $692,000 for the nine months ended September 30, 2003, from $1,094,000 for the comparable period in 2002. These decreases were due to a reduction in the number of software development personnel. As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment.

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

General and Administrative

     General and administrative expenses decreased by $210,000, or 49%, to $217,000 for the three months ended September 30, 2003, from $427,000 for the comparable period in 2002. These same expenses also decreased by $614,000, or 42%, to $864,000 for the nine months ended September 30, 2003, from $1,478,000 for the comparable period in 2002. These decreases resulted from a reduction in depreciation, amortization, and rent, as well as a reduction in bad debt expense.

     It is important to note that General and Administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets, such as capitalized software and technology. Amortization and
depreciation   expense  for  the  nine  months  ended  September  30,  2003  was approximately $237,000, or 27%, of all general and administrative expenses, compared to $329,000, or 22%, for the same period in 2002. This decrease was attributable to the impairment of technology assets at December 31, 2002. All other general and administrative expenses, taken as a whole, decreased slightly for the year, and are considered within normal operating fluctuations.

Other Income (Expenses)

     Interest income decreased by $9,000, or 90%, to less than $1,000 for the three months ended September 30, 2003, from $10,000 for the comparable period in 2002. Interest income also decreased by $44,000, or 94%, to $3,000 for the nine months ended September 30, 2003, from $47,000 for the comparable period in 2002. These decreases were due to a reduction in the Company's cash reserves that were used to fund operations, and a reduction in the rate of interest the Company earned on its cash reserves, due to market conditions and an overall drop in interest rates.

     Interest expense decreased by $8,000, or 11%, to $63,000 for the three months ended September 30, 2003, from $71,000 for the comparable period in 2002. Interest expense increased $30,000, or 14%, to $239,000 for the nine months ended September 2003, from $209,000 for the comparable period in 2002. The overall increase in interest expense for the nine months ended September 30, 2003 was attributable to the Company's new 12% Senior Notes and the attached warrants. (See Note 4 - Senior Notes, to the Consolidated Condensed Financial Statements above.) Interest expense on the Company's Senior Notes is accrued monthly and is payable April 1 and October 1 of each year.

     Other losses decreased $21,000, or 43%, to $28,000 for the nine months ended September 30, 2003, from a loss of $49,000 for the comparable periods in 2002. Changes to other gains and losses typically come from the sale of the Company's marketable securities. These securities are held in conservative bond funds and can fluctuate in value from time to time. Differences between the cost and fair market value of the Company's bond funds have not been material.

Other Items

     The Company was involved in two legal actions during the third quarter of the fiscal year ending December 31, 2003. These legal actions are discussed in
Part II, Item 1. Legal Proceedings, below in this report.


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

     The remaining $482,000 of Senior Notes due September 30, 2002 are presently under the jurisdiction of a Receivership established by the United States District Court for the District of Columbia in 2000 in the case of The Securities and Exchange Commission v. Paul A. Bilzerian et al. (Civil Action No. 89-1854 (SSH)). Of these remaining Senior Notes, one is a $110,000 note owned by the Receiver and the other is a $372,000 note under the Receiver's control. As requested by the Company, the Receiver, appointed by the United States District Court for the District of Columbia, filed a motion with the court to accept the Company's proposal to receive 50% payment in cash with respect to the two Senior Notes and to roll over the other 50% into new Cimetrix 12% Senior Notes due 2005. On May 13, 2003, the court approved the Receiver's motion with regards to the 50% roll over of these two notes. Upon presentation of these two notes and the appropriate documentation from the Receiver, the Company will pay $241,000 in cash and issue new 12% Senior Notes due 2005 for the other $241,000. At the time of the filing of this report, the $482,000 of notes have not yet been presented to the Company.

     While management believes that the Company does have sufficient working capital to maintain its current level of operations for fiscal 2003, it may not have sufficient capital to maintain its current level of operations and also retire the remaining balance of $982,000 of its 10% Senior Notes. Payment of this debt would consume a majority of the Company's cash and it then may not be able to continue operations.

     As of September 30, 2003, the Company had issued $1,554,000 of 12% Senior Notes due September 30, 2005 through its private placement offering which commenced on June 26, 2002. In addition, in connection with the settlement of litigation, the Company issued an additional $120,000 of 12% Senior Notes due September 30, 2005. Of the $1,554,000 issued, $446,000 was received in cash from investors and $1,108,000 was received through the exchange of 10% Senior Notes due September 30, 2002 and 10% Senior Notes due September 30, 2004. It is critical to the Company's cash flow that the Company succeed in negotiating the remaining $982,000 balance of its 10% Senior Notes. This would free up working capital that is needed to fund operations if the Company's operating results do not improve.

     At September 30, 2003, the Company had cash and other current assets of $1,697,000, and current liabilities of $1,756,000, resulting in a working capital deficit of $59,000, as compared to a working capital deficit of $122,000 at December 31, 2002. This increase in working capital of $63,000 was attributable to factors which include the following: the $500,000 note payable to Tsunami Network Partners Corporation which was converted to common stock on March 31,2003, a reduction in bad debt expense for the nine months ended September 30, 2003, a reduction in marketable securities as well as an increase in accrued interest for the nine months ended September 30, 2003.

     Cash used in operating activities for the nine months ended September 30, 2003 was $171,000, compared to cash used in operating activities of $1,141,000, for the same period in 2002. The negative cash flow year to date resulted primarily from the net loss from operations of $ 741,000. The Company's net trade receivables decreased by $227,000 to $257,000 for the nine months ended September 30, 2003, from $484,000 at December 31, 2002, due to improved collections of accounts receivable and a decrease in sales volume. The Company's average days sales outstanding in accounts receivable improved from 89 days at December 31, 2002 to 51 days at September 30, 2003.

     Cash provided by investing activities for the period ended September 30, 2003 was $160,000, compared to cash provided by investing activities of $607,000 for the same period in 2002. This increase in cash used resulted from the sale of a smaller amount of marketable securities held for investment.

     Cash used in financing activities for the nine month period ended September 30, 2003 was $41,000 compared to no cash used by financing activities for the same period in 2002. This decrease resulted from the purchase and retirement of redeemable common stock.


     The Company leases certain office space, office equipment, and one vehicle under non-cancelable operating lease agreements. The Company's significant non-cancelable operating lease obligations as of September 30, 2003 are as follows:

                                                                Operating
        Year Ending December 31:  (1)                              Leases
        -----------------------------------------------------------------
        2003..................................................... $29,070
        2004.....................................................$108,050
        2005..................................................... $92,700
        -----------------------------------------------------------------
                                                                 $229,810
                                                                 ========

     (1) The amounts for the year ending December 31, 2003 include only payments to be made after September 30, 2003

     The Company has not been adversely affected by inflation but does believe that technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of our customer's product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers accounted for 42% and 34% of the Company's net sales for the three months ended September 30, 2003 and 2002, respectively.


Factors Affecting Future Results

     Third quarter revenues decreased 30% compared to the third quarter of fiscal year ended 2002, falling below the Company's target revenue of $950,000 for the quarter. The economic slowdown continues and has led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. It is essential that the Company continue to incrementally expand its customer base during the current economic slowdown in order to increase revenues. Management remains hopeful that its expanded customer base will provide the needed revenues on a quarterly basis to sustain operations and start generating cash from operations.

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

Operating Losses, Accumulated Deficit

     The financial statements of the Company as of September 30, 2003 reflect a net loss of $741,000, and an accumulated deficit of $28,904,000. As of that date, the Company had a working capital deficit of $59,000. Losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300, were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

Dependence Upon Major Customers

     A large percentage of the Company's sales is to only a few customers. (See "Major Customers" under Item 2, Management's Discussion and Analysis, "Results of Operations".) The loss of any customer's business could have a material adverse effect on the Company. Additionally, the quantity of each customer's business with the Company depends substantially upon market acceptance of the customer's products that utilize the Company's software products and upon the development cycle of the customer's products. The nature of the Company's business is such that it will likely continue to have a small number of customers accounting for a significant portion of its business.

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

     Based on their evaluations as of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Litigation with Steven D. Hausle, et al,

     On April 12, 2002, Steven D. Hausle, Daniel J. Garnett M.D., Stephanie A. Garnett, Axcient Corporation, and Ronald Tripiano, as plaintiffs, filed suit against the Company, Robert H. Reback and Randall A. Mackey, as defendants, in United States District Court, Northern District of California, San Jose Division, Case Number C02-01769. The complaint alleged breach of oral and written contract, fraud, negligent misrepresentation, breach of privacy, unfair competition, wrongful termination, negligence and shareholder derivative claims for breach of fiduciary duties, constructive fraud, negligence, and seeks injunctive and declaratory relief. The plaintiffs were demanding $16,000,000 and a jury trial.

     In response to the complaint, the Company filed a motion to dismiss and/or transfer. Messrs. Reback and Mackey also filed a motion to dismiss and/or transfer. By way of order dated April 15, 2003, the court ruled on the motions. The court denied dismissal of the breach of contract, wrongful termination and declaratory relief claims. It dismissed the fraud, negligent misrepresentation, breach of privacy, shareholder derivative and unfair competition claims with 20 days leave to amend. The court also dismissed the constructive fraud claim without leave to amend and dismissed the negligence claim with 20 days to amend but also stating that "the court doubts that amendment can be successfully be [sic] made." The court did not transfer any of the case from California to Utah. Mr. Mackey was dismissed from the case for lack of personal jurisdiction; however Mr. Reback was not dismissed from the case. Plaintiffs filed an amended complaint dated May 1, 2003, in an effort to overcome the dismissal of claims where leave was given to amend. The Company and Reback thereafter filed a motion to dismiss the fraud, negligent misrepresentation, breach of privacy, negligence, shareholder derivative and unfair competition claims in the amended complaint. By way of order dated July 23, 2003, the court dismissed the negligent misrepresentation, breach of privacy and shareholder derivative claims without leave to amend, and dismissed the fraud claim with leave to amend, dismissed the negligence claim with leave to amend to allege a common law misrepresentation claim and also dismissed the unfair competition claim with leave to amend. On August 1, 2003, Plaintiff's Hausle and Axcient filed a second amended complaint relative to the claims wherein the court permitted amendment as set forth above. A further motion was filed. However, court-ordered mediation took place thereafter and the case was settled and dismissed.

     As previously reported, on May 16, 2002, the Company filed an action in the United States District Court, District of Utah, Case Number 2-02CV-0484K asserting certain claims against Mr. Hausle and Axcient Corporation. The defendants filed a motion to transfer, stay or dismiss the action in light of the Hausle case in California. As part of the mediation in California, this case was also settled and dismissed.



Litigation with Puma Foundation, Ltd. and Loving Spirit Foundation

     On January 16, 2003, Puma Foundation, Ltd., a Bermuda limited liability company ("Puma"), as plaintiff, filed a complaint against the Company, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. The complaint alleges that Puma is the owner of a Cimetrix 10% Senior Note in the amount of $500,000 allegedly donated to Puma by Loving Spirit Foundation, a Florida foundation ("Loving Spirit"), and that on January 2, 2003, Puma tendered the Senior Note certificate for payment, and is entitled to payment of $500,000, plus accrued interest. Plaintiff also seeks undisclosed attorney's fees and costs. The assets of Puma were unfrozen in the case of The Securities and Exchange Commission v. Paul A. Bilzerian, et al. (Civil Action No. 89-1854 (SSH)) and returned to Puma on or about December 30, 2002. The president of Puma is Terri L. Steffen, the wife of Paul A. Bilzerian, the former President, CEO and a director of Cimetrix.

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

     On or about May 6, 2003, plaintiffs filed a motion for partial summary judgment claiming that as a matter of law, the court should grant judgment to Puma and Loving Spirit of $500,000 plus interest with the issue of the Company's claim of offset to be decided by the court in an appropriate hearing on the matter. On or about May 28, 2003, the Company filed its own motion for partial summary judgment and opposition to Plaintiffs' motion for partial summary judgment claiming that as a matter of law, the court should find that there was no valid 10% Senior Note issued to plaintiffs and that the Company does not owe more than $200,000 before offsets are deducted. A hearing on plaintiffs' motion for partial summary judgment and the Company's motion for partial summary judgment was held on August 11, 2003. The court requested the submission of additional memorandum before the court would rule on the cross motions for partial summary judgment. The additional memorandums have been submitted but no new court date has been set on the cross motions for partial summary judgment.


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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit listing
         The following exhibits are provided with this report:

  Exhibit No.   Description
  -----------   ------------
     3.1        Articles of Incorporation (1)
     3.2        Articles  of Merger  of  Cimetrix  (USA)  Incorporated  with
                Cimetrix Incorporated (2)
     3.3        Amended Bylaws (3)
     10.1       Lease with Capitol Properties Four, L.C. (4)
     10.2       1998 Incentive Stock Option Plan (5)
     10.3       Security Agreement with Michael and Barbara Feaster (6)
     10.4       Employment  Agreement  with  Robert  H.  Reback,  President  and
                Chief Executive Officer (7)
     10.5       Employment Agreement with David P. Faulkner,  Executive Vice
                President and Managing Director of Machine Control Products (7)
     10.6       Employment  Agreement  with  Michael D.  Feaster,  Vice
                President  of  Software Development (7)
     10.7       Employment Agreement with Steven K. Sorensen, Vice President and
                Chief Technical Officer (7)
     10.8       Amendment 1 to 1998 Incentive Stock Option Plan (8)
     10.9       Amendment 2 to 1998 Incentive Stock Option Plan (9)
     10.10      Form of Indemnification Agreement with directors and
                officers(10)
     10.11      Settlement  Agreement  and Mutual  Release  with Peter Manley and Jana Manley (10)
     10.12      Convertible Note Purchase  Agreement and Convertible Note with
                Tsunami Network  Partners  Corporation (11)
     31.1       Certificate of Cimetrix Chief  Executive  Officer  pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2       Certificate of Cimetrix Chief  Financial  Officer  pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
     32.1       Certificate of Cimetrix Chief  Executive  Officer  pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2       Certificate of Cimetrix Chief  Financial  Officer  pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
          --------------------------------------


     (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
     (2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
     (3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
     (4) Incorporated by reference from the Registration Statement on Form S-2, File No. 333-60, as filed on July 2, 1997.
     (5) Incorporated by reference to Proxy Statement on Schedule 14A dated April 20, 1998.
     (6) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001.
     (7) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
     (8) Incorporated by reference to Proxy Statement on Schedule 14A dated April 30, 2001, as filed on May 14, 2001.
     (9) Incorporated by reference to Proxy Statement on Schedule 14A dated April 30, 2002, as filed on April 30, 2002.
    (10) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002. (10)
    (11) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed on November 14, 2002.

(b) Reports on Form 8-K

     No Current Report on Form 8-K was filed by Cimetrix, Incorporated during the quarter ended September 30, 2003

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   REGISTRANT

                              CIMETRIX INCORPORATED




Dated: November 14, 2003              By: /s/ Robert H. Reback
                                    ------------------------
                                    ROBERT H. REBACK
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    By: /s/ Joe K. Johnson
                                    -----------------------
                                    JOE K. JOHNSON
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)