Form 10-K
period 2003-12-31
CIMETRIX INC
filed 2004-03-29
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

As of March 25, 2004, the registrant had 27,627,246 shares of its common stock, par value $.0001, outstanding. The aggregate market value of the common stock held by non-affiliates (calculation assumes that all officers and directors are affiliates) of the registrant as of March 25, 2004 was approximately $7,574,250. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $3,570,940.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2004, are incorporated by reference into Part III hereof.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business............................................................3

Item 2.    Properties.........................................................16

Item 3.    Legal Proceedings..................................................16

Item 4.    Submission of Matters to a Vote of Security Holders................17

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................17

Item 6.    Selected Financial Data............................................22

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations  ............................................23

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.........36

Item 8.    Financial Statements and Supplementary Data........................36

Item 9.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosures..............................................36

Item 9A.   Controls and Procedures............................................36

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................37

Item 11.   Executive Compensation.............................................37

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....37

Item 13.   Certain Relationships and Related Transactions.....................37

Item 14.   Principal Accountant Fees and Services.............................37

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....38

Signatures ...................................................................40

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


                                     PART I

ITEM 1.   BUSINESS
==================

Business Overview
-----------------

     Cimetrix designs, develops and markets machine control software products that are tailored to meet the needs of original equipment manufacturers (OEMs). The Company has three primary machine control software product lines: advanced motion control, general purpose equipment connectivity and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services to assist customers in deploying Cimetrix software products.

     In the advanced motion control market, Cimetrix markets its CODE 6 (Cimetrix Open Development Environment version Six) with Core Motion. CODE 6 includes a number of advanced features, such as enhanced calibration and simulation features, specifically targeted for machines that use vision technology to guide motion, such as machines used in the Surface Mount Technology (SMT) and semiconductor industries. The Core Motion technology marked a significant technical achievement by our engineers, because it moves the low-level motion control functions from a specialized, intelligent motion card into Cimetrix software on the PC. This allows the OEM customer to reduce proprietary hardware costs, protect proprietary algorithms, and provides greater flexibility in the overall system architecture. This is accomplished by using a simple network or I/O interface card together with Core Motion software in place of a specialized motion card.

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


Key Markets
-----------

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

     The Company is now focused on OEM customers in two key industries: semiconductor and SMT. Management believes that short-term revenue growth will stem primarily from opportunities explored in the semiconductor industry, due to the depressed nature of the SMT industry. Both the semiconductor and SMT industries are a natural fit for the Company's solutions because of the demand for high-speed, motion intensive applications with pinpoint accuracy that can communicate with host computers throughout the process.

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

Semiconductor Industry

     The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers. It is a cyclical industry that is currently growing out of the most severe downturn in industry history. The Company expects strong capital investment throughout 2004 and 2005. In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers. Most of the capital spending over the next five years is expected to be for 300mm equipment. The Company's CIMConnect and CIM300 products are well positioned to take advantage of increased demand for 300mm semiconductor tools. In 2003, Cimetrix gained seven new major OEM customers in the semiconductor industry and is recognized as an expert in 300mm automation. Cimetrix OEM customers have now shipped fully automated tools to all major 300mm manufacturing facilities throughout the world.

Surface Mount Technology Industry

     The SMT market includes all factory equipment to produce and test printed circuit boards. Applications involve high-speed multi-axis motion control with very tight vision system integration. This industry has quickly adopted the use of PCs as equipment controllers and uses very few proprietary controllers. The Company provides software to several major suppliers in this industry and is actively involved in industry organizations such as the Institute for Interconnecting and Packaging Electronic Circuits (IPC). A modern SMT line can include: a loader, screen printer, post print inspection, adhesive dispenser, several placement machines (mounters), odd form placement, post placement inspection, reflow soldering, post reflow inspection, unloader, and finally system test. The Company has targeted the mounter tool as a desirable market for its CODE and CIMConnect products.


Additional Markets
------------------

     While the semiconductor and SMT industries are the two key markets that the Company is focused on for the short term, there are also opportunities in other industries for the Company's products. The Company remains committed to developing and strengthening relationships with current customers and prospects in other industries, such as the following:

Small Parts Assembly Industry

     This industry assembles small parts such as cell phones, engine control modules and disk drives. Accuracy, integration with vision, time to market, and open architecture are all needs of this diverse industry. Operations typically involve a small Cartesian, SCARA or Delta style robot and require integration with many other automation components. The CODE solution allows all these components to be controlled with one PC instead of several different proprietary controllers. In this market, the Company is currently working with several companies in the area of packaging, disk drive manufacturing and fiber optic assembly among other applications.

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

Machine Tool Industry (Computer Numerical Control or CNC Controllers)

     Machine tools consist of metal cutting machines such as milling machines, lathes, machining centers, grinders, and lasers; and metal forming equipment such as press brakes, turret punches and tube benders. These machine tools, which are used by a wide variety of manufacturers, utilize a computer numerical control (CNC) type controller. Despite the PC revolution that has taken place over the past decade, the underlying technology and software for machine tool controllers has changed very little during the same period. Most major machine tool manufacturers purchase proprietary controllers from several CNC controller vendors. While the interest level of tool manufacturers in open architecture CNCs is high, the industry remains very similar to the industrial robot industry, in that proprietary controller companies will continue to dominate the market.

General Automation Industry
(Programmable Logic Controller (PLC) general-purpose motion controllers)

     This segment includes general-purpose machinery, automotive, textiles, packaging, food & beverage, and pharmaceutical markets. These markets typically require less sophisticated motion control and very little communications with host computers. The transition from proprietary to PC-based controllers has been slow, partly because they use older software technologies. We do not expect this to change in the short term.


Notable Achievements of 2003
----------------------------

     The Company achieved major milestones in 2003 in the areas of financial performance, customer satisfaction, product development and new customers.

Financial Performance

     The Company was able to increase sales by 12% during 2003, while the cost reduction programs initiated during 2002 reduced costs by 42% over prior year levels. The combination of these activities reduced the loss from operations for 2003 to $592,000 (including the impairment loss of $313,000), which represented an 84% improvement from the prior year.

Customer Satisfaction

     The Company continued to provide dedicated support for its customer base, which included assisting seven of our major OEM customers to ship their first machines using Cimetrix software. This increased the Company's base of major OEM accounts "shipping" machines using Cimetrix software to 23 accounts, compared to five accounts at the end of 2001. The list of satisfied customers has been instrumental in serving as references for the Company, which in turn facilitates capturing new customers and enhances the reputation of Cimetrix in the industries we serve.

Product Development

     The Company invested in incremental new releases for its current products, and was able to initiate R&D efforts for two new products.

     CIM300Expert was introduced in 2003 as Cimetrix's first service based product. This product enables complete lab-to-fab 300mm integration in six weeks time without any preexisting factory automation technology on the tool at the time the integration starts. CIM300Expert leverages our experience and expert software management and development skills. We believe service based products enable rapid integration of our shrink wrapped products while preserving our IP and showcasing our key software development strengths.

     Cimetrix is currently investing research money in products dealing with how equipment suppliers better integrate their out-of-the-box equipment into fab based advanced processing control (APC) systems. CIMPortal is the first set of products to address this factory wide need. CIMPortal enables low-cost APC with easier integration and it can either be purchased and/or used by the IC maker or the OEM equipment supplier. Cimetrix believes a key strategy to improving market share is by providing products that can be easily consumed by the IC makers and equipment suppliers. This product is currently being tested at Advanced Micro Devices Inc. (AMD) and will be released in 2004.

New Customers

     The Company gained eight new major OEM customers during 2003, three of which are considered "top tier" semiconductor accounts. One of the new major OEM customers is routinely listed as one of the 10 largest semiconductor capital equipment suppliers in the world, and two of the other new customers have been listed among the 20 largest semiconductor capital equipment suppliers in the world. These new customers have enabled the Company to significantly broaden its base of major OEM customers, which provided incremental increases in annual customer support contracts and the software royalty revenue received from runtime licenses. As these new customers transition their machines to use Cimetrix software, Cimetrix hopes to receive significant future software revenues.


Cimetrix Product Line
---------------------

CODE

     The Cimetrix Open Development Environment (CODE) is a family of open architecture machine modeling and motion control software products designed to control the most challenging multi-axis machine control applications. CODE 6 contains both a powerful off-line simulation development environment known as CIMulation, and a robust, real-time motion and I/O control system called CIMControl.

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

CIM300 Family

CIM300 is a family of software tools for manufacturers of 300mm semiconductor equipment that allow for quick implementation of the new required Semiconductor Equipment and Materials International (SEMI) standards, including E4, E5, E30, E37, E39, E40, E41, E58, E87, E90, E94 and E116. Components of CIM300 include:

CIMFoundation - Provides an abstraction layer for SECS/GEM products and an implementation of SEMI E39 Object Services. Object services are provided for the CIM300 functional modules and user-written modules. The abstraction layer allows the CIM300 family to work with either the state-of-the-art Cimetrix CIMConnect product or older legacy products.

CIM87-Carrier Management - Provides carrier management functionality as defined in SEMI E87. CIM87 provides a standardized behavior for host computer communication with the production equipment during the coordination, execution, and completion of automated and manual transfer of the wafer carriers to and from the equipment.

CIM40-Process Job - Provides process job functionality as defined in SEMI E40. CIM40 enables complex recipe to wafer mapping within a tool enabling complex processing of multiple wafers to multiple recipes. A recipe defines all of the parameters of what to do with a wafer. This package works seamlessly with CIMFoundation and CIM94 Process Job or as a stand-alone package.

CIM90-Substrate Tracking - Provides substrate tracking functionality as defined in SEMI E90. CIM90 allows the factory host computer to track substrates
(manufactured products) or batches of substrates through the individual components of the production equipment. It is possible to connect CIM90 to CIM87 for automatic substrate lifetime control.

CIM94-Control Job - Provides control job functionality as defined in SEMI E94. CIM94 allows the factory to run Process Jobs in a tool. It covers very complex batch job processing and single job processing. This package works seamlessly with CIMFoundation and CIM40 Process Job or as a standalone package.

CIM116-Equipment  Performance Tracking - Provides equipment performance tracking
(EPT) as defined in SEMI E116. CIM116 tracks equipment performance in an automated and consistent manner without requiring operator or host computer input. CIM116 provides unique functions for defining specific equipment modules and automatically manages the equipment's EPT State Model.


Competition
-----------

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


Sales and Marketing

     The sales and marketing staff are responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. Sales and marketing efforts are combined into one unified force, supporting both communications and motion control products under David P. Faulkner, executive vice president. The Company's sales offices are located in Salt Lake City, Utah; Boston, Massachusetts; and Archamps, France. In addition, the Company has distributors or resellers located in Vancouver, Washington and Tokyo, Japan.


Operations

     The Company's software operations are conducted under the direction of the Company's vice president of software development, Michael D. Feaster. His group, which includes Software Development, Quality Assurance, Customer Services and Applications, is responsible for developing new products, testing such products, and performing initial product integration with key OEMs. The Company's strategy is to develop standard software products that have been thoroughly tested and deliver/support these products using major OEMs as the key channel to market. A comprehensive software quality program and rigid coding standards are keys to the development process. Expenditures for Research and Development are discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Intellectual Property Rights

     The open architecture controller technology upon which the Company's CODE software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest in and benefit from this intellectual property.

     In December of 1999, the Company purchased the software products of Systematic Designs International, Inc. (SDI) of Vancouver, Washington. These newly acquired products have broadened the Company's communication product line and provided valuable inputs to the CIMConnect and CIM300 products designed by Cimetrix.

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


Major Customers and Foreign Sales
---------------------------------

     In 2003, no single customer accounted for more than 10% of the Company's revenues. In 2002, one customer accounted for 14% of the Company's revenues. In 2001, no single customer accounted for more than 10% of the Company's revenues.

     Sales to the Company's former Japanese affiliate in which the company had a minor equity interest, represented 0%, 6%, and 9% of the Company's total sales in 2003, 2002 and 2001, respectively.

     For the year ended December 31, 2003, revenues from export sales were 35%. Thus far, all the Company's export sales have been payable in United States dollars.

     The following table summarizes domestic and export sales, as a percent of total sales, for the three years ended 2003, 2002 and 2001:


        Year Ended December 31,      2003         2002        2001
        ----------------------------------------------------------

        Domestic sales                65%          64%         59%
        Export Sales                  35%          36%         41%


     In 2003, no single country accounted for more than 10% of the Company's total revenues. In 2002, sales to customers in Japan accounted for 14% of total revenues. In 2001, sales to customers in Japan and Germany accounted for 19% and 10% respectively, of total revenues. No other country accounted for more than 10% of the Company's revenues in each of the fiscal periods ended 2003, 2002 and 2001.


Personnel
---------

     As of March 25, 2004, the Company had 23 employees, 13 of whom are involved in software development and providing software engineering services, five of whom are involved in sales, marketing, and customer support, and five of whom who are in finance and administrative positions. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers
------------------

     Robert H. Reback, President and Chief Executive Officer, age 44, joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994 to 1995. From 1985 to 1993, he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.

     David P. Faulkner, Executive Vice President of Sales and Marketing, age 48, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996. Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

     Michael D. Feaster, Vice President of Software Development, age 33, joined the Company in April 1998, as Director of Customer Services. In December 1998, Mr. Feaster was promoted to Vice President of Software Development. From 1994 to 1998, Mr. Feaster was employed at Century Software, Inc., as the Vice President of Software Development. During that time, Century Software, Inc. was a global supplier of PC to UNIX connectivity software, specializing in internet access of Windows to legacy mission critical applications. From 1988 to 1994, he served as a software engineer contractor/subcontractor for such companies as Fidelity Investments, IAT, Inc., NASA, and Mexican Border Inspection Division. Mr. Feaster attended Southwest Missouri University from 1987 to 1990.

     Dr. Steven K. Sorensen, Vice President and Chief Engineer, age 45, joined the Company in 1990. Prior to joining Cimetrix, Dr. Sorensen was an Associate Professor at Brigham Young University, where he received his Ph.D. in Mechanical Engineering. Dr. Sorensen has been working to develop the Cimetrix technology for the past sixteen years and is one of the principal architects of many of the Company's most important products.

     Joe K. Johnson, age 46, was appointed Interim Chief Financial Officer effective November 18, 2002. Mr. Johnson has served as a director of the Company since April 2001. Since 1988, Mr. Johnson has been the manager of Aspen Capital Resources, LLC, an investment company that provides bridge financing to public companies. Aspen Capital Resources, LLC has financed 12 companies since 1998, and is currently a major shareholder in several firms. From 1983 to 1998, Mr. Johnson was President of Aspen Finance, a Salt Lake City insurance agency. Mr. Johnson attended the University of Utah, majoring in Finance. He left the University of Utah in 1983 to pursue a career in the insurance industry. Mr. Johnson served as a director of Covol Technologies, Inc. from 1998 to 1999 and has served as a director of First Scientific, Inc. from April 2001 to the present.

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

     1. EMPHASIS OF MATTERS IN FINANCIAL STATEMENTS. The financial statements of the Company as of December 31, 2003 reflect a net loss of approximately $931,000, and an accumulated deficit of approximately $29,094,000.

     2. LIMITED WORKING CAPITAL; LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES. As of December 31, 2003, the Company had working capital of $966,000. The Company also has an accumulated deficit of $29,094,000. These losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

     3. LACK OF LIQUIDITY. The Company's liquidity is uncertain due to $500,000 of Senior Notes that are presently due but unpaid as well as the Company's inability to generate cash flows from operating activities. See Item 3, Legal Proceedings, of this document. In 2003 the Company's operating activities used cash of approximately $577,000. Liquidity and capital resources are discussed below in this document in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Since its inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. See "Liquidity and Capital Resources".

     4.RISK OF DEFAULT ON SENIOR NOTES DUE SEPTEMBER 30, 2002. At the time of the filing of this report, there was $500,000 of Senior Notes due September 30, 2002 that remain unpaid. For an explanation on these notes see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, as well as Part I, Item 3, Legal Proceedings, of this document.

     5. INCOME TAXES. The Company had available at December 31, 2003 unused tax operating loss carry forwards of approximately $20,266,000 that may be applied against future taxable income, which unused losses will begin to expire in 2004. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FASB 109), requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At December 31, 2003, the total of all deferred tax assets was approximately $10,865,000. Because of the uncertainty about whether the Company will generate sufficient future taxable income to realize the deferred tax assets, the Company has established a valuation allowance of approximately $10,865,000 to offset all of its deferred tax assets.

     6. DEPENDENCE ON SIGNIFICANT CUSTOMERS. In 2003, no single customer accounted for more than 10% of the Company's revenues. In 2002, one customer accounted for 14% of the Company's revenues, while sales to affiliates accounted for 6% of revenues. In 2001, no single customer accounted for more than 10% of the Company's revenues. See Item 1, Business, Major Customers and Foreign Sales. The quantity of each customer's business with the Company depends substantially on market acceptance of the customer's products that utilize the Company's software products and the development cycle of the customer's products. The Company could be materially adversely affected by a downturn in either customer's sales or their failure to meet sales expectations. The Company will likely from time to time have other customers that account for a significant portion of its business.

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

     10. EXPORT SALES. Export sales accounted for approximately 35%, 36% and 41% of the Company's business in 2003, 2002 and 2001, respectively. To service the needs of these customers, the Company must provide worldwide sales and product support services. There are a number of risks inherent in international expansion, including language barriers, increased risk of software piracy, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign companies, longer account receivable cycles and increased collection risks, potentially adverse tax consequences, difficulty in repatriating earnings, and the burdens of complying with a wide variety of foreign laws. See Item 1, Business, Major Customers and Foreign Sales.

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

     12. COPYRIGHT PROTECTION AND PROPRIETARY INFORMATION. The Company's software innovations are proprietary in nature, and the Company claims copyright protection for many of them. It is possible, however, for infringement to occur. Although the Company intends to prosecute diligently any infringement of its proprietary technology, copyright litigation can be extremely expensive and time-consuming, and the results of litigation are generally uncertain. Further, the use by a competitor of the Company's proprietary software to create similar software through "reverse engineering" may not constitute an infringing use. The Company relies on confidentiality and non-disclosure agreements with employees and customers for additional protection against infringements, and the Company's software is encoded to further protect it from unauthorized use. See Item 1, Business, Intellectual Property Rights.

     13. CONTROL. Stockholders are entitled to vote at the election of directors, but are not entitled to separate board representation. The executive officers and directors of the Company have direct or may be deemed to have direct ownership of approximately 6% of the outstanding shares of Common Stock of the Company.

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

     16. QUARTERLY FLUCTUATIONS. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations may continue. These fluctuations have been caused by various factors, including the capital procurement practices of its customers and the electronics industry in general, the timing and acceptance of new product introductions and enhancements, and the timing of product shipments and marketing. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors, the Company's product and customer mix, the level of competition and overall trends in the economy.

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

ITEM 2.  PROPERTIES
===================

     The Company's principal offices are located in a leased facility at 6979 South High Tech Drive, Midvale, Salt Lake County, Utah (about six miles south of Salt Lake City). The Company entered into a 38-month lease beginning in October of 2002. The present facility consists of approximately 15,000 square feet. All operations of the Company are conducted from its headquarters, with its satellite offices serving only as remote sales and technical support offices.


ITEM 3.  LEGAL PROCEEDINGS
==========================

Litigation with Puma Foundation, Ltd. and Loving Spirit Foundation

     On January 16, 2003, Puma Foundation, Ltd., a Bermuda limited liability company ("Puma"), as plaintiff, filed a complaint against the Company, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. The complaint was amended to include Loving Spirit Foundation, a Florida foundation ("Loving Spirit"), as an additional plaintiff. The amended complaint alleges that Puma is the owner of a Cimetrix 10% Senior
Note in the amount of $500,000 allegedly donated to Puma by Loving Spirit, and that on January 2, 2003, Puma tendered the Senior Note certificate for payment, and is entitled to payment of $500,000, plus accrued interest. Plaintiff also seeks undisclosed attorney's fees and costs. The amended complaint adds an additional claim in equity for money lent and an additional claim that the Company has violated Section 517.301 of the Florida statutes relating to securities violations by allegedly making untrue statements to Loving Spirit when Loving Spirit paid $500,000 to Cimetrix for the 10% Senior Note which was subsequently allegedly donated to Puma. The president of Puma and Loving Spirit is Terri L. Steffen, the wife of Paul A. Bilzerian, the former President, CEO and a director of Cimetrix.

     On June 26, 2003, the Court accepted the Company's answer to the amended complaint and the counterclaims of the Company against the plaintiffs. In the amended answer the Company denied that the Company had issued a valid 10% Senior Note to Plaintiffs and also denied that the Company has violated Section 517.301 of the Florida statutes relating to securities violation. The Company also raised various affirmative defenses in law and equity to the amounts owed to Puma and Loving Spirit. The counterclaims request the court to enter a declaratory judgment that the Company's total obligation to Puma and Loving Spirit (prior to considering the Company's claims for offsets) does not exceed $200,000.

     On or about May 6, 2003, plaintiffs filed a motion for partial summary judgment claiming that as a matter of law, the court should grant judgment to Puma and Loving Spirit of $500,000 plus interest with the issue of the Company's claim of offset to be decided by the court in an appropriate hearing on the matter. On or about May 28, 2003, the Company filed its own motion for partial summary judgment and opposition to Plaintiffs' motion for partial summary judgment claiming that as a matter of law, the court should find that there was no valid 10% Senior Note issued to plaintiffs and that the Company does not owe more than $200,000 before offsets are deducted. On or about January 28, 2004, the Court denied both cross motions for partial summary judgment on the basis that there are material issues of fact that must be decided by a jury. The Court has set the date of April 5, 2004 for a jury trial on all issues.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
============================================================

     No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2003.



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

Common Stock
------------

Period (Calendar Year)                                 Price Range

                                            High                       Low
                                           ------                     -----
 2001
 First quarter                            $  3.31                   $   1.25
 Second quarter                           $  1.60                   $    .57
 Third quarter                            $   .95                   $    .40
 Fourth quarter                           $   .51                   $    .30

 2002
 First quarter                            $   .68                   $    .33
 Second quarter                           $   .45                   $    .26
 Third quarter                            $   .30                   $    .17
 Fourth quarter                           $   .35                   $    .10

 2003
 First quarter                            $   .20                   $    .13
 Second quarter                           $   .45                   $    .09
 Third quarter                            $   .33                   $    .12
 Fourth quarter                           $   .40                   $    .20

 2004
 First quarter (through March 25, 2004)   $   .53                   $    .24


     On March 25, 2004 the closing quotation for the Company's common stock on the NASD OTC Bulletin Board was $.31 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     On March 25, 2004 there were 27,652,246 shares of common stock issued and outstanding held by approximately 2,700 beneficial shareholders.

     To date, the Company has not paid dividends with respect to its common stock. There is no restriction on the declaration or payment of dividends set forth in the Articles of Incorporation of the Company or in any agreement with its shareholders. However, management plans to retain any future earnings that may be earned by the Company for working capital and investment in growth and expansion of the business of the Company. Management does not anticipate paying any dividends on the common stock in the foreseeable future.

     Treasury stock of the Company is recorded at cost and is disclosed in the Stockholder's Equity section of the Company's financial statements. Presently, there are 25,000 common shares held as treasury stock by the Company. The Company has no plan to resell its treasury shares or issue additional shares of stock unless it has a need for additional working capital. See Recent Sales of Unregistered Securities under Part II, Item 5, of this document.


Equity Compensation Plan Information
------------------------------------

     The following table summarizes the Company's equity compensation plans as of December 31, 2003. Equity compensation plans consist of the 1998 Incentive Stock Option Plan and Directors Stock Option Plan.


Plan category     Number of           Weighted avg.         Number of securities
                  securities          exercise              remaining available
                  to be issued upon   price of outstanding  for future
                  exercise of out-    options, warrants and issuance (2)
                  standing options,   rights (1)
                  warrants and rights
---------------   ------------------- ---------------------- -------------------
Equity
compensation
plans approved
by security
holders              3,717,500                $1.14                 255,000

Equity
compensation
plans not approved
by security
holders                913,000                $1.41                  87,000
--------------------------------------------------------------------------------
Total                4,630,500                                      342,000
--------------------------------------------------------------------------------
(1) Excludes 1,191,250 shares issuable upon the exercise of warrants issued to purchasers of the Company's Senior Notes, as they were not issued as compensation to Company Officers, Directors or employees. See Warrants, discussed below.

(2) A total of 4,000,000 shares of common stock have been reserved for issuance under the plan. To date a total of 27,500 options have been exercised under the plan.

Common Stock Options and Warrants
---------------------------------

     As of December 31, 2003, the Company had a significant number of derivative securities outstanding in the form of stock options and warrants representing a potential total of 5,821,750 shares of common stock, which are summarized in the following table with detail of each in the subsequent tables.


                                                      Number Outstanding
Description                        Strike Price         December 31, 2003
-------------------------------------------------------------------------
1998 Stock Option Plan               $0.35-3.50                3,717,500
Directors Stock Option Plan          $0.35-3.50                  913,000
Warrants                             $0.35-1.00                1,191,250
-------------------------------------------------------------------------
Total Options and Warrants                                     5,821,750




1998 Incentive Stock Option Plan as of December 31, 2003 and March 29, 2004
---------------------------------------------------------------------------

     As of December 31, 2003 and March 29, 2004, there were issued and outstanding to the Company's employees, options for the purchase of 3,717,500 and 3,972,500, respectively, shares of the Company's common stock, under the Company's 1998 Incentive Stock Option Plan as amended. The following table summarizes the quantity and exercise prices of the options.


        Option         Outstanding at          Outstanding at
        Price       December 31, 2003          March 29, 2004
        -----------------------------------------------------------
        $0.35               1,180,000               1,610,000
        $1.00               1,835,000               1,835,000
        $2.50                 302,500                 127,500
        $3.00                 350,000                 350,000
        $3.50                  50,000                  50,000
        -----------------------------------------------------------
        Total Options       3,717,500               3,972,500


     A total of 4,000,000 shares of common stock have been reserved for issuance under the plan. The existing options began to expire December 31, 2002 and will continue to expire through August 2008. None of these options have been registered for resale.

Directors Stock Option Plan as of December 31, 2003 and March 29, 2004
----------------------------------------------------------------------

     As of December 31, 2003 and March 29, 2004, there were issued and outstanding options for the purchase of 913,000 shares of the Company's common stock under the Company's Director Stock Option Plan. The following table summarizes the quantity and exercise prices of the options.

        Option       Outstanding at            Outstanding at
        Price        December 31, 2003         March 29, 2004
        -----------------------------------------------------------
        $0.35                  350,000                350,000
        $1.00                  225,000                225,000
        $2.50                  242,000                242,000
        $3.50                   96,000                 96,000
        -----------------------------------------------------------
        Total Options          913,000                913,000


     A total of 1,000,000 shares of common stock have been reserved for issuance under the plan. Approximately 162,000 of these options are registered for resale, pursuant to a Form S-3 Registration Statement, which became effective December 9, 1998. In May 2003, 444,000 of the above options, which are held by former members of the Board of Directors of the Company, were extended for an additional five years beyond their original expiration dates. This extension resulted in additional general and administrative expense of $22,000. Of the above options, 663,000 are held by former members of the Board of Directors of the Company. Options issued to directors and former directors began to expire in January 2003 and will continue to expire through August 2008.


Warrants
--------

     The  following  table   summarizes  the  quantity  and  exercise  price  of
outstanding warrants.


                                  Strike        Number Underlying Shares
        Description                Price               December 31, 2003
        -----------------------------------------------------------------
        2001 Series Warrants       $1.00                         114,250
        2002 Series Warrants       $0.35                       1,077,000
        -----------------------------------------------------------------
        Total Warrants                                         1,191,250


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

     The 2002 Series Warrants began to be issued in October 2002 to purchasers of the Company's 12% Senior Notes due September 30, 2005 and to a related party of the Company. As of December 31, 2003, a total of 2,154 warrants were issued, with each warrant entitling the holder to purchase 500 shares of common stock at $0.35 per share, or a total of 1,077,000 shares. All 2,154 warrants became exercisable anytime after October 1, 2002 and on or before September 30, 2005, provided the shares issuable have been registered under the Securities Act of 1933, as amended, and either registered or qualified for an exemption under any applicable state securities laws. The Company intends to use its best efforts to prepare and file a Registration Statement with the Securities and Exchange Commission to register the shares issuable pursuant to the exercise of the 2002 Series Warrants. Subsequent to December 31, 2003, the Company issued an additional 241 warrants in connection with the roll over of $241,000 of new Cimetrix 12% Senior Notes due 2005 (See Note 9, Senior Notes Payable, 1997 Senior Notes, of the Consolidated Financial Statements on page 59 of this report).To date, none of the 2002 Series Warrants have been exercised. The 2002 Series Warrants will expire on September 30, 2005.


Recent Sales of Unregistered Securities
---------------------------------------

     On December 26, 2003, Cimetrix, Incorporated (the "Company") completed a private offering involving the sale of a total of 2,114,287 shares of its common stock to eleven accredited investors under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder at a price of $.35 per share. The Company received a total of $740,000 in cash from the private placement transaction. The shares were sold through the officers and directors of the Company who did not receive any commissions or other remuneration for selling the shares. The Company intends to use the proceeds from the offering for working capital and general corporate purposes.

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

Statements of Operations Data
-----------------------------


Year ended December 31,                 2003     2002     2001     2000     1999
--------------------------------------------------------------------------------
                                                                  (in thousands,
                                                          except per share data)

Net Sales                             $3,340   $2,975   $4,075   $5,900   $3,823

Operating Expenses:
Cost of sales                            435      952      718      647      103
Selling, marketing and
customer support                       1,221    1,625    2,002    1,128      734
Research and development                 933    1,074    1,899    1,595    1,508
General and administrative             1,087    1,544    1,645    1,936    1,239
Provision for doubtful accounts          (57)     337      287       59       42
Impairment loss                          313    1,224    3,112        -        -
Compensation - stock options               -        -        -        -       12
                                     -------------------------------------------
                                     -------------------------------------------
Total operating expenses               3,932    6,756    9,663    5,365    3,638
                                     -------------------------------------------
                                     -------------------------------------------
Income (loss) from operations           (592)  (3,781)  (5,588)     535      215
                                     -------------------------------------------
                                     -------------------------------------------
Net Income (loss)                      $(931) $(4,055) $(5,620)   $ 513    $ 102
                                     ===========================================
Income (Loss) per
  common share                        $(0.04)  $(0.17)  $(0.23)  $ 0.02   $ 0.01
                                     ===========================================
Dividends per common share                 -        -        -        -        -
                                     ===========================================

Balance Sheet Data
Current assets                        $2,639   $2,103   $4,479   $6,040   $2,590
Current liabilities                    1,673    2,225    3,171      779      883
Working capital                          966     (122)   1,308    5,261    1,707
Total assets                           3,302    2,968    6,854   13,126    9,374
Total long-term debt                   1,865    1,556      439    2,704    2,681
Stockholders' equity (deficit)          (506)    (888)   3,020    9,643    5,810
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
=============

Overview
--------

     The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand Cimetrix, Inc. MD&A is provided as a supplement to-and should be read in conjunction with- the Company's audited financial statements and the accompanying notes. This overview of the Company provides management's perspective on the individual sections of MD&A, which include the following sections:

     - Our Business -- a general description of Cimetrix Incorporated, key factors in increasing value in Cimetrix.

     - Critical Accounting Policies -- a brief discussion of accounting policies that significantly affect the way the financial statements are prepared.

     - Operations Review -- an analysis of the Company's consolidated results of operations for the three years presented in the Company's financial statements.

     -    Liquidity  and  Capital  Resources  --  Contractual  obligations,   an
          analysis of cash flows, and sources and uses of cash.


Our Business

General

     Cimetrix designs, develops, markets and supports factory automation software for the global semiconductor and electronics industries. The Company's connectivity software allows equipment manufacturers to quickly implement the SECS/GEM standards, with over 10,000 connections shipped worldwide, and provides best in class solutions to meet the 300mm SEMI communications standards, with OEM customer installs in all major 300mm fabs. The Company's PC based motion control software is used by leading equipment manufacturers for demanding robotic applications. The Company generates revenues from the sale of its core products which include CIMConnect, CIM300 and CODE (Cimetrix Open Development Environment). The Company also generates revenues from customer support contracts and the sale of application and integration services. See also "Notable Achievements of 2003" under Part I, Item I, Business earlier in this report.

Key factors to increasing value in Cimetrix

       - Expanding our customer base
       - Maintaining superior product quality and technical support
       - Controlling costs
       - Managing our capital structure

Expanding Our Customer Base. One of the most critical factors to increasing value in Cimetrix is to continue to expand our customer base. In 2003 we set a goal to add 13 new OEM design wins. We gained eight. We competed on 13 available opportunities for new business in 2003, resulting in a win rate of over 60%. Of the eight design wins, three are new OEM customers considered to be "top tier" semiconductor accounts, all of which had previously implemented 300mm factory automation software solutions, but decided to convert to Cimetrix products. These design wins set the stage for future revenue growth by increasing our base of major OEM customers to 35 accounts.

     Also in 2003 seven of our major OEM customers shipped their first machines using Cimetrix software. We expect this trend to continue and contribute to future runtime revenue as these customers ramp up shipment levels.


Maintaining Superior Product Quality and Technical Support. We feel that our line of products is superior in the industry we serve. Our commitment to improving existing products as well as introducing new products increases our competitive edge. During 2003 we launched two new products-CIM300Expert and CIMPortal. Our new CIM300Expert product allows our customers to convert their equipment software with or without a GEM interface to full 300mm compliance in as little as 6-8 weeks. This is an industry first. CIM300Expert is marketed primarily to new OEM customers and provides significant advantages to new machine development programs. The new CIMPortal product was developed as part of an R&D project with AMD. It aims to test the emerging SEMI EDA standards in a production semiconductor fab. CIMPortal was installed in a production fab during the fourth quarter of 2003. It has already provided excellent information for Cimetrix with respect to its EDA product plans. This is a strong potential growth area for our Company as the EDA standards attain industry acceptance. Cimetrix is now planning several versions of CIMPortal. One version will be marketed directly to its base of semiconductor OEM customers and a second version will be marketed to semiconductor IC manufacturers. We are not sure how fast the semiconductor industry will adopt the new EDA standards, but Cimetrix took an important step during 2003 to show our commitment to being a technology leader in this area.

     Another key area of focus for the Company is our commitment to providing first-class technical support to our customers. During 2003 we received a number of unsolicited messages from our customer base thanking us for the efforts of our technical support team. During a time when our customer's engineering departments are very lean, it is testament to our technical support team's efforts that our customers would find time to convey a specific message of thanks.


Controlling Costs. A key factor in the Company's ability to generate income from operations is its ongoing commitment to effectively manage operating costs. Over the past eighteen months, the Company has taken several steps to reduce these costs. Some of these reductions include a 30% decrease in general and administrative costs, as well as a 54% decrease in cost of goods sold from 2002. By focusing on efficient ways to reduce costs, the Company will increase its ability to achieve positive net income.


Managing Our Capital Structure. One of the most important financial measurements that we focus on is our working capital. As of December 31, 2003, the Company had working capital of $966,000. This is an increase of $1,088,000 from the same period in 2002. In December 2003 the Company was successful in raising additional capital at a low effective cost through a private placement offering. Historically the Company's overall operating deficit has made obtaining working capital through traditional bank loans or credit lines more difficult; however in February of 2004, the Company obtained a $500,000 line of credit from its bank. This line of credit is secured by the Company's own cash reserves and will serve as an important part of the Company's capital structure. We believe that a strong and well-managed capital structure is a key part to increasing value in Cimetrix.

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

     3) The price of the products or services is fixed and measurable. It is the policy of the Company to provide its customers a 30-day right to return. However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon the sale. If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.

     4) Collectibility of the sale is reasonably assured, receipt is probable. Collectibility of a sale is determined on customer by customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

     If a sale involves a bundled package of software, support and services at a discounted price, revenue is allocated to each element based on the respective list price of each. Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately. Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months. Revenue from services is recognized as services are performed. Standard payment terms for sales are net 30 (net 45 - 60 for foreign customers). On occasion, extended payment terms will be offered. Revenues from sales with terms greater than net 90 days are generally recognized as payments become due.

Allowance for Doubtful Accounts

     The  Company  maintains  a  reserve  for  doubtful  accounts,  which is for estimated losses resulting from uncollectible accounts receivable. Generally, the Company records an allowance for doubtful accounts based on a percentage of overall sales. In addition, if collectibility becomes doubtful on any receivable, a reserve is set up for the entire amount.

Long-Lived Assets

     Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not by recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination is made.

Operations Review
-----------------

Analysis of Consolidated Statement of Income

     The following table summarizes the percent change in net revenues, expenses, and net income derived from the Company's Statements of Operations for each of the three preceding fiscal years. An analysis of these changes is discussed following the table.


                                                                 Percent Change
                                                            --------------------
Year Ended December 31,          2003     2002     2001     03 vs. 02  02 vs. 01
----------------------------------------------------------- ---------  ---------
                                     (in thousands)

Net sales                     $ 3,340  $ 2,975  $ 4,075           12%      (27)%
                              ----------------------------- ---------  ---------


Operating Expenses:
Cost of sales                     435      952      718          (54)       33
Selling, marketing and
customer support                1,221    1,625    2,002          (25)      (19)
Research and development          933    1,074    1,899          (13)      (43)
General and administrative      1,087    1,544    1,645          (30)       (6)
Provision for doubtful
accounts                          (57)     337      287         (117)       17
Impairment loss                   313    1,224    3,112          (74)      (61)
                              ----------------------------- ---------  ---------

Total operating expenses       $3,932   $6,756   $9,663          (42)      (30)
                              ----------------------------- ---------  ---------


Loss from operations             (592)  (3,781)  (5,588)         (84)      (32)
                              ----------------------------- ---------  ---------

Other income (expense):
Interest income                     4       55      211          (93)      (74)
Interest expense                 (316)    (297)    (268)           6        11
Other (expense) income            (27)     (29)      25           (7)     (216)
                              ----------------------------- ---------  ---------

Total Other income (expense)    $(339)   $(271)    $(32)          25      (747)
                              ----------------------------- ---------  ---------

Loss before provision
for income taxes                 (931)  (4,052)  (5,620)         (77)      (28)
Provision for income taxes          -       (3)       -            -         -
                              ----------------------------- ---------  ---------

Net income (loss)               $(931) $(4,055) $(5,620)         (77)      (28)
                              ----------------------------- ---------  ---------

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.


Year Ended December 31,                         2003         2002        2001
--------------------------------------------------------------------------------

Net sales                                       100%         100%        100%

Operating expenses:
Cost of sales                                    13%          32%         18%
Selling, marketing and customer support          37           55          49
Research and development                         28           36          47
General and administrative                       33           52          40
Provision for doubtful accounts                  (2)          11           7
Impairment Loss                                   9           41          76
                                               ---------------------------------

Total operating expenses                        118%         227%        237%
                                               ---------------------------------

Income (loss) from operations                   (18)%       (127)%      (138)%

Interest income, net of expense                  (9)          (8)         (1)
Other income (expenses)                          (1)          (1)          1
                                               ---------------------------------

Net Income (loss)                               (28)%       (136)%      (138)%
                                               =================================



Net Sales

     Net sales for the three fiscal years ended December 31, 2003, 2002, and 2001 were approximately $3,340,000, $2,975,000, and $4,075,000, respectively.
Net sales for 2003 increased $365,000, or 12%, to $3,340,000, from $2,975,000 in
2002. This increase in net sales was primarily due to an increase in software license revenue for the period. Net revenues for 2002 decreased $1,100,000, or 27%, to $2,975,000, from $4,075,000 in 2001. The decrease in sales from 2001 to
2002 was primarily due to a significant reduction in the volume of software sales, rather than a reduction in the selling price of the software.

     During 2003, the Company successfully added eight new major OEM customers, which contributed to the increase in software license revenue. These new design wins along with an increase in the number of major OEM customers gained during 2002, has enabled the Company to incrementally increase its base of software support and maintenance contracts, as well as incrementally increase its engineering services work. In addition, as more of the Company's major OEM customers release new machines to the marketplace, this provides an increase in the Company's runtime license revenue as the Company typically receives runtime license revenue associated with every machine shipment.

     Though the Company's software revenues over the past eighteen months have been negatively impacted by the current economic slowdown, management believes that there are indications of an increase in the general economic conditions of the SMT and semiconductor markets, the primary markets served by the Company. Management hopes to see a corresponding increase in the respective capital equipment markets in the near future, which should result in increased software revenues for the Company.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base.

     The following table summarizes the percent changes in net revenues for each of the three preceding fiscal years (revenues are in thousands):


                                                            Percent Change
                                                        ---------------------

Year Ended December 31,       2003     2002     2001    03 vs. 02   02 vs. 01
------------------------------------------------------  ---------   ---------


Software revenues           $1,855   $1,360   $2,935           36         (54)
Application revenues           707      960      633          (26)         52
Support/training revenue       778      655      507           19          29
------------------------------------------------------------------------------
Total                       $3,340   $2,975   $4,075




The following table summarizes net revenues by categories, as a percent of total net revenues:

Year Ended December 31,                            2003        2002        2001
--------------------------------------------------------------------------------
Category:
Software revenues                                   56%         46%         72%
Application revenues                                21          32          16
Support/training revenue                            23          22          12


Cost of Sales

     The Company's cost of sales as a percentage of net sales for the years ended December 31, 2003, 2002, and 2001 were approximately 13%, 32%, and 18%, respectively. Cost of sales decreased by approximately $517,000 or 54%, to approximately $435,000 for 2003, from $952,000 for 2002. This decrease was attributable to a reduction in the use of contract labor in performing engineering services. During the year ended December 31, 2003, such services were provided mainly by employees of the Company, thus resulting in lower costs to provide such services.

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

     Cost of sales increased by approximately $234,000, or 33%, to approximately $952,000 for 2002, from $718,000 for 2001.This increase was attributed to an increased number of application and integration service projects that the Company provided to its customers during 2002.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses decreased $404,000 or 25%, to $1, 221,000 in 2003, from $1,625,000 in 2002. This decrease was attributable to a reduction in the number of sales and marketing personnel, including a reduction in personnel and operating costs associated with the Company's office located in Archamps, France.

     Selling, marketing and customer support expenses decreased $377,000, or 19%, to $1,625,000 in 2002, from $2,002,000 in 2001. This decrease was due to the consolidation of operations from the Company's semiconductor division, which was located in Los Gatos, California into its Salt Lake City, Utah headquarters in March 2002, and the reduction in the number of sales and marketing personnel.

     Selling, marketing and customer support expenses for 2003, 2002, and 2001 reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.


Research and Development

     Research and development expenses decreased by $141,000, or 13%, to $933,000 in 2003, from $1,074,000 in 2002. These expenses decreased due to the reduction in the number of technical personnel involved in the development of new products and maintenance of existing products.

     Research and development expenses decreased by $825,000, or 43%, to $1,074,000 in 2002, from $1,899,000 in 2001. These expenses decreased due to the reduction in the number of technical personnel involved in the development of new products and maintenance of existing products. As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment. The Company's efforts to develop its motion control and communications products represented the majority of the research and development expenditures during 2003, 2002, 2001.

     Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization were reflected in general and administrative expenses, discussed below.


General and Administrative

     General and administrative expenses decreased $457,000, or 30%, to $1,087,000 in 2003, from $1,544,000 in 2002. These decreases resulted from a reduction in depreciation, amortization, rent, legal and other operating expenses. The decrease in amortization expense was due primarily to a partial write-off in 2002 of $1,224,000 of the Company's intangible asset relating to the SDI technology acquisition (see Impairment Loss below).

     General  and  administrative   expenses  decreased  $101,000,   or  6%,  to
$1,544,000 in 2002, from $1,645,000 in 2001. These decreases resulted from a reduction in depreciation, amortization, legal and other operating expenses.

     General   and   administrative   costs   include   all  direct   costs  for
administrative and accounting personnel, and all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for 2003 decreased $224,000, or 52%, to $210,000, from $434,000 in 2002. Depreciation and amortization expense for 2002 decreased $326,000, or 43%, to $434,000, from $760,000 in 2001. Depreciation and amortization expense represented 19%, 28% and 46% of all general and administrative expenses in 2003, 2002 and 2001, respectively.


Provision for Doubtful Accounts

     Expenses related to a provision for doubtful accounts decreased $394,000, or 117%, to a negative $57,000 in 2003, from $337,000 in 2002. This decrease was attributable to the Company's improved collections of accounts receivable.

     Expenses related to a provision for doubtful accounts increased $50,000, or 17%, to $337,000 in 2002, from $287,000 in 2001. This increase was attributable to poor economic conditions worldwide.


Impairment Loss

     The Company incurred an impairment loss of $265,000 in the fourth quarter of 2003. This loss consisted of the partial write-off of its intangible asset relating to the SDI technology acquired in 1999 for approximately $2,580,000. Due to poor economic conditions worldwide along with a decrease in projected future cash flows resulting directly from sales relating to this technology, management determined that a significant portion of the technology was not recoverable. This asset, which had been acquired in December 1999 for 710,000 shares of common stock and approximately $500,000 in cash, is currently being amortized over a period of 10 years. Based on future sales estimates over the remaining useful life of this asset, management believes that the Company has the ability to recover the remaining carrying value of this asset of $276,000 as of December 31, 2003.

     Also in 2003, the Company impaired $78,000 of its inventory due to decreases in sales of these products. Of the $78,000, $48,000 was recorded as impairment expense while $30,000 was recorded as research and development costs.

     The Company incurred an impairment loss of $1,224,000 in the fourth quarter of 2002. This loss consisted of the partial write-off of its intangible asset relating to the SDI technology acquired in 1999 for approximately $2,580,000.

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

     During the year ended December 31, 2001, due to poor economic conditions worldwide, the Company wrote-off its investment in its then Japanese affiliate, Aries, Inc. Aries was the Company's primary distributor of its products in the Japanese market. The Company invested approximately $522,000 in fiscal 2000 by purchasing 600 shares of Aries common stock through the exchange of accounts receivable from Aries. Should the Company recover any of this investment in the future, an adjustment will be made to reflect that recovery.

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


Other Income (Expenses)

     Interest income decreased by $51,000, or 93%, to $4,000 for 2003, from $55,000 for 2002. This decrease was due to a reduction in the Company's cash reserves that were used to fund operations, and a reduction in the rate of interest the Company earned on its cash reserves, due to market conditions and an overall drop in interest rates.

     Interest income decreased by $156,000, or 74%, to $55,000 for 2002, from $211,000 for 2001. This resulted from the decrease in the Company's cash reserves as cash was used to fund operations in the period.

     Interest expense increased $19,000, or 6%, to $316,000, for 2003, compared to $297,000 for 2002. This increase was attributable to the Company's 12% Senior Notes and the attached warrants, (See Note 9, Senior Notes Payable, of the audited financial statements, following in this document) as well as accrued interest on a note payable to Tsunami Network Partners Corporation (See Note 9, Senior Notes Payable, of the audited financial statements, following in this document). The principal face value balance outstanding on the Senior Notes at December 31, 2003 was $2,667,000. Interest expense on the Company's Senior Notes is accrued monthly and is payable April 1 and October 1 of each year.

     Interest expense increased $29,000, or 11%, to $297,000 for 2002, compared to $268,000 for 2001. Interest expense for this period was attributable to the Company's 12% and 10% Senior Notes. The principal face value balance outstanding on the Senior Notes at December 31, 2002 was $2,616,000, compared to $2,681,000 at December 31, 2001. Interest expense on the Senior Notes is accrued monthly and paid semi-annually on April 1and October 1.

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

     During 2003, no options were granted for non-employee services and, accordingly, the Company was not required to record any compensation cost related to such options.


Liquidity and Capital Resources
-------------------------------

Contractual Obligations and Future Cash Payments

     As of December 31, 2003, the Company's contractual obligations, including future cash payments due by period, are as follows (in thousands):


                                                        Payments Due by Period
                                                     ---------------------------
                                     Total           2004        2005       2006
--------------------------------------------------------------------------------

Current portion of senior
notes payable (1)                    $ 752          $ 752           -         -
Senior notes payable (2)             1,915              -       1,915         -
Lease obligations (3)                  198            103          95         -
Estimated interest payments (4)        492            262         230         -
--------------------------------------------------------------------------------
Total Contractual Obligations      $ 3,357        $ 1,117     $ 2,240         -
--------------------------------------------------------------------------------
(1) Refer to Note 9 of the Consolidated Financial Statements on page 59 of this report
(2) Refer to Note 9 of the Consolidated Financial Statements on page 59 of this report
(3) The Company leases certain office space and office equipment under noncancelable operating lease agreements. Refer to Note 7 of the Consolidated Financial Statements on page 58 of this reoprt.
(4) Represents future estimated interest payments made on the Company's Senior Notes.


     The Company's future liquidity remains uncertain due to the following:

     As of December 31, 2003, approximately $982,000 of the Company's 10% Senior Notes that matured on September 30, 2002 remained unpaid. Of the $982,000, $482,000 was under the jurisdiction of a Receivership established by the United States District Court for the District of Columbia in 2000 in the case of The Securities and Exchange Commission v. Paul A. Bilzerian et al. (Civil Action No. 89-1854 (SSH)). As requested by the Company, the Receiver, appointed by the United States District Court for the District of Columbia filed with the court a motion to accept the Company's proposal to receive 50% payment in cash with respect to two Senior Notes and to roll over the other 50% into new Cimetrix 12% Senior Notes due 2005. Subsequently on February 11, 2004, the Receiver presented to the Company the $482,000 of 10% Senior Notes due September 30, 2002. The Company then paid the Receiver 50% in cash and rolled over the remaining 50% into new Cimetrix 12% Senior Notes due 2005. The $482,000 of 10% Senior Notes was comprised of two separate notes. One was a $110,000 note owned by the Receiver, the other was a $372,000 note under the Receiver's control.

     The remaining $500,000 of Senior Notes due September 30, 2002, have been presented to the Company for redemption. (See Note 9, Senior Notes Payable, of the audited financial statements following in this document) Because the Company has not paid the $500,000, the holder of the notes, Puma Foundation, Ltd., filed a complaint against the Company on January 16, 2003, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. In the complaint Puma Foundation, Ltd., is seeking payment of the $500,000 note plus interest, attorney's fees and costs. This complaint is discussed in Part I, Item 3, Legal Proceedings, earlier in this document.

     While management believes that the Company has sufficient working capital to maintain its current level of operations for fiscal 2004, retirement of the remaining balance of $500,000 of its 10% Senior Notes would consume a substantial portion of the Company's cash and could adversely affect its ability to continue operations.

     As of December 31, 2003, the Company had issued $1,554,000 of 12% Senior Notes due September 30, 2005 through its private placement offering which commenced on June 26, 2002. In addition, in connection with the settlement of litigation, the Company issued an additional $120,000 of 12% Senior Notes due September 30, 2005. Of the $1,554,000 issued, $446,000 was received in cash from investors and $1,108,000 was received through the exchange of 10% Senior Notes due September 30, 2002 and 10% Senior Notes due September 30, 2004.

     On December 26, 2003, the Company completed a private offering involving the sale of a total of 2,114,287 shares of its common stock to eleven accredited investors under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder at a price of $.35 per share. The Company received a total of $740,000 in cash from the private placement transaction and intends to use the proceeds for working capital and general corporate purposes.

     At December 31, 2003, the Company had cash and other current assets of $2,639,000, and current liabilities of $1,673,000, resulting in working capital of $966,000, as compared to a working capital deficit of $122,000 at December 31, 2002. This increase in working capital of $1,088,000 was attributable to factors which include the following: the $500,000 note payable to Tsunami Network Partners Corporation being converted to common stock on March 31, 2003, proceeds from the private placement offering held in December 2003, and a reclassification of $241,000 from the current portion of senior notes payable to long-term debt.

     Future liquidity is also dependent upon the Company's ability to generate cash flow from operations. In 2003 and 2002, the Company generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities. The current operating deficit makes obtaining working capital through traditional bank loans or credit lines more difficult; however management continues to explore options to raise working capital.

     Cash used in operating activities for the twelve months ended December 31, 2003 was $577,000 compared to cash used in operating activities of $1,269,000, for the same period in 2002. The negative cash flow resulted primarily from the net loss from operations of $931,000. The Company's trade receivables increased by $436,000 to $920,000 for the twelve months ended December 31, 2003, from $484,000 at December 31, 2002. This increase in receivables was primarily due to an increase in sales volume during the fourth quarter of 2003.

     Cash provided by investing activities for the period ended December 31, 2003 was $159,000, compared to cash provided by investing activities of $1,297,000 for the same period in 2002. This reduction resulted from the sale of a smaller amount of marketable securities held for investment.

     Cash provided by financing activities for 2003 was $750,000, compared to cash provided by financing activities of $286,000 in 2002. The cash provided by financing activities in 2003 was due to common stock issued under the private placement offering closed in December 2003. See Recent Sales of Unregistered Securities under Item 5, Market For Registrant's Common Equity and Related Stockholder Matters.

     The Company has not been adversely affected by inflation but does believe that technological advances and competition within the software industry have generally caused prices of the products sold by the Company to decline. The Company's software represents a small portion of its customer's product costs and therefore management remains optimistic that demand for the Company's products will continue. However, there are continued economic risks inherent in foreign trade because sales to foreign customers accounted for 35%, 36% and 41% of the Company's net sales for 2003, 2002 and 2001, respectively.


Factors Affecting Future Results

     Revenues for 2003 increased 12% compared to the prior year. During 2003, the economic slowdown led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. It is essential that the Company continue to incrementally expand its customer base during the current economic slowdown in order to increase revenues. Management remains hopeful that its expanded customer base will provide the needed revenues on a quarterly basis to sustain operations and start generating cash from operations.

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

         None


ITEM 9A.  CONTROLS AND PROCEDURES
=================================

         (a) Evaluation of disclosure controls and procedures.

     Based on their evaluations as of December 31, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
===========================================================

     Information regarding directors and regarding disclosure of delinquent Form 3,4,and 5 filers is incorporated by reference from the information in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. The Information regarding Executive Officers of the Company is contained in Part 1 of this report.

     The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, controller or persons performing similar functions. The Company is still in the process of studying this issue and intends to adopt a code of ethics in the near future.

     The Company's board of directors has determined that Scott C. Chandler, who currently serves as a director of the Company as well as a member of the Company's audit committee, is an independent audit committee financial expert.


ITEM 11. EXECUTIVE COMPENSATION
===============================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
=======================================================================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
=======================================================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
===============================================

     Incorporated by reference from the information in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
=========

         (a)  Financial Statements and Schedules

          The independent auditors' report with respect to the above-listed financial statements appears on page 43 of this report.

          The financial statements of Cimetrix as set forth under Item 8 are filed as part of this report and appear on page 44 of this report.

          Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements and notes thereto.

         (b)  Reports on Form 8-K

          On December 26, 2003, the Company filed Form 8-K including Item 5. Other Events, announcing the completion of a private offering involving the sale of a total of 2,114,287 shares of its common stock to eleven accredited investors under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder at a price of $.35 per share. The Company received a total of $740,000 in cash from the private placement transaction and intends to use the proceeds for working capital and general corporate purposes.

(c) Exhibit listing


         Exhibit No.   Description

           3.1         Articles of Incorporation (1)
           3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
           3.3         Amended Bylaws
          10.1         Lease with Capitol Properties Four, L.C. (3)
          10.2         1998 Incentive Stock Option Plan (4)
          10.3         Security Agreement with Michael and Barbara Feaster (5)
          10.4 Employment Agreement with Robert H. Reback, President and Chief Executive Officer (6)
          10.5 Employment Agreement with David P. Faulkner, Executive Vice President and Managing Director of Machine
                       Control Products (6)
          10.6 Employment Agreement with Michael D. Feaster, Vice President of Software
                       Development (6)
          10.7 Employment Agreement with Steven K. Sorensen, Vice President and Chief Technical Officer (6)
          10.8         Amendment 1 to 1998 Incentive Stock Option Plan (7)
          10.9         Amendment 2 to 1998 Incentive Stock Option Plan (8)
          10.10        Form of Indemnification Agreement with directors and
                       officers (9)
          10.11 Settlement Agreement and Mutual Release with Peter Manley and Jana Manley (9)
          10.12 Convertible Note Purchase Agreement and Convertible Note with Tsunami Network Partners Corporation (10)
          10.13        Amendment  to  Employment   Agreement  with  Robert  H.
                       Reback, President and Chief Executive Officer (11)
          10.14        Amendment  to  Employment   Agreement   with  David  P.
                       Faulkner,   Executive   Vice  President  of  Sales  and
                       Marketing (11)
          10.15        Amendment  to  Employment  Agreement  with  Michael  D.
                       Feaster, Vice President of Software Development (11)
          31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certificate of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certificate of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       --------------------------------------
   (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
   (2) Incorporated by reference to
       Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
   (3) Incorporated by reference from the Registration Statement on Form
       S-2, File No. 333-60, as filed on July 2, 1997.
   (4) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 20, 1998.
   (5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31,2000, filed April 2, 2001.
   (6) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
   (7) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 30, 2001, as filed on May 14, 2001.
   (8) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 30, 2002, as filed on April 30, 2002.
   (9) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.
  (10) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed on November 14, 2002.
  (11) Attached

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

                                   REGISTRANT

                              CIMETRIX INCORPORATED



                                By: /S/ Robert H. Reback
                                    --------------------
                                    Robert H. Reback
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /S/ Joe K. Johnson
                                    -------------------
                                    Joe K. Johnson
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                              Title                          Date
---------                              -----                          ----

/S/Robert H.Reback       President, Chief Executive Officer and   March 29, 2004
--------------------     Director (Principal Executive Officer)
Robert H. Reback


/S/Joe K.Johnson         Interim Chief Financial Officer and      March 29, 2004
------------------       Director(Principal Financial and
Joe K.Johnson            Accounting Officer)


/S/Scott C. Chandler     Director                                 March 29, 2004
---------------------
Scott C. Chandler


/S/C. Alan Weber         Director                                 March 29, 2004
----------------------
C. Alan Weber

                             Cimetrix Incorporated
                             Consolidated Financial Statements
                             December 31, 2003 and 2002

                                            CIMETRIX INCORPORATED AND SUBSIDIARY
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------




                                                                       Page


Independent auditors' report                                            F-3


Consolidated balance sheet                                              F-4


Consolidated statement of operations                                    F-5


Consolidated statement of stockholders' deficit                         F-6


Consolidated statement of cash flows                                    F-8


Notes to consolidated financial statements                              F-9









--------------------------------------------------------------------------------
                                                                             F-2

                                                    INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Cimetrix Incorporated


We have audited the consolidated balance sheet of Cimetrix Incorporated as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



/S/Tanner + Co


Salt Lake City, Utah
February 11, 2004

--------------------------------------------------------------------------------
                                                                             F-3
                                      -43-

                                                           CIMETRIX INCORPORATED
                                                      Consolidated Balance Sheet
                                            (In thousands, except share amounts)

                                                                    December 31,
--------------------------------------------------------------------------------



             Assets                                        2003           2002
             ------                                  ---------------------------

Current assets:
   Cash and cash equivalents                            $ 1,389     $    1,057
   Marketable securities                                    234            396
   Receivables, net                                         920            484
   Inventories                                                7             87
   Prepaid expenses and other current assets                 89             79
                                                     ---------------------------

         Total current assets                             2,639          2,103

Property and equipment, net                                  84            181
Technology, net                                             276            632
Other assets                                                 33             52
                                                     ---------------------------
                                                        $ 3,032        $ 2,968
                                                     ---------------------------

--------------------------------------------------------------------------------

             Liabilities and Stockholders' Deficit
             -------------------------------------

Current liabilities:
   Accounts payable                                     $  167          $  172
   Accrued expenses                                        192             193
   Deferred revenue                                        562             378
   Note payable                                              -             500
   Current portion of senior notes payable                 752             982
                                                      --------------------------

         Total current liabilities                       1,673           2,225

Senior notes payable                                     1,865           1,556
                                                      --------------------------

         Total liabilities                               3,538           3,781
                                                      --------------------------

Commitments and contingencies

Redeemable common stock                                      -              75

Stockholders' deficit:
   Common stock, $.0001 par value, 100,000,000 shares
      authorized; 27,652,246 and 24,089,833 shares
      issued, 2003 and 2002, respectively                    3               2
   Additional paid-in capital                           28,634          27,322
Treasury stock, 25,000 shares at cost                      (49)            (49)
   Accumulated deficit                                 (29,094)        (28,163)
                                                      --------------------------

         Total stockholders' deficit:                     (506)           (888)
                                                      --------------------------

                                                     $   3,032         $ 2,968
                                                      --------------------------




--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-4


                                                                          CIMETRIX INCORPORATED
                                                           Consolidated Statement of Operations
                                                            (In thousands, except share amounts)
                                                                        Years Ended December 31,
-----------------------------------------------------------------------------------------------------

                                                             2003           2002           2001
                                                     ------------------------------------------------

Sales:
      Software                                       $      1,846   $        936   $      2,552
      Services and support                                  1,448          1,615          1,140
      Net related party sales                                  46            424            383
                                                     ------------------------------------------------

                                                            3,340          2,975          4,075
                                                     ------------------------------------------------

Operating expenses:
      Cost of sales                                           435            952            718
      General and administrative                            1,087          1,544          1,645
      Selling, marketing and customer support               1,221          1,625          2,002
      Research and development                                933          1,074          1,899
      Provision for doubtful accounts                         (57)           337            287
      Impairment loss                                         313          1,224          3,112
                                                     ------------------------------------------------
                                                            3,932          6,756          9,663
                                                     ------------------------------------------------

         Loss from operations                                (592)        (3,781)        (5,588)
                                                     ------------------------------------------------

Other income (expense):
      Interest income                                           4             55            211
      Interest expense                                       (316)          (297)          (268)
      Other (expense) income                                  (27)           (29)            25
                                                     ------------------------------------------------

                                                             (339)          (271)           (32)
                                                     ------------------------------------------------


         Loss before provision for income taxes              (931)        (4,052)        (5,620)
         Provision for income taxes                             -             (3)             -
                                                     ------------------------------------------------

      Net (loss) income                              $       (931)  $     (4,055)  $     (5,620)
                                                     ------------------------------------------------

      Net (loss) income per common share-
        basic and diluted                            $      (0.04)  $      (0.17)  $      (0.23)
                                                     ------------------------------------------------

      Weighted average shares outstanding
        basic and diluted                              25,186,000     24,488,000     24,092,000
                                                     ------------------------------------------------


-----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                      F-5

                                                                                                              CIMETRIX INCORPORATED
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                (In thousands, except share amounts)
                                                                                          Years Ended December 31, 2003, 2002, 2001
------------------------------------------------------------------------------------------------------------------------------------

                                                     Treasury Stock        Common Stock          Additional      Accumu-
                                                     ---------------     ------------------       Paid-in         lated
                                                     Shares   Amount     Shares      Amount       Capital        Deficit     Total
                                                     -------------------------------------------------------------------------------


Balance, January 1, 2001                               6,722  $   (1)    24,456,690  $    2     $   28,130     $  (18,488)  $ 9,643

Common stock issued for service                            -       -          1,000       -              2              -         2

Common stock returned to treasury from
   lawsuit settlement                                400,000    (752)             -       -              -              -      (752)

Reclassification of common stock to redeemable
   common stock due to settlement of lawsuit               -       -              -       -           (224)             -      (224)

Issuance of common stock warrants attached to
   senior notes                                            -       -              -       -             18              -        18

Purchase of treasury shares                           25,000     (47)             -       -              -              -       (47)

Net loss                                                   -       -              -       -              -         (5,620)   (5,620)
                                                     -------------------------------------------------------------------------------

Balance, December 31, 2001                             431,722  (800)    24,457,690       2         27,926        (24,108)    3,020

Common stock issued for services                           -       -         92,079       -             22              -        22

Options and warrants issued for services                   -       -              -       -             43              -        43

Issuance of common stock warrants attached to
   senior notes                                            -       -              -       -             82              -        82

Purchase of treasury shares                           53,214    (149)             -       -            149              -         -

Cancellation of treasury shares                     (459,936)    900       (459,936)      -           (900)             -         -

Net loss                                                  -        -              -       -              -         (4,055)   (4,055)
                                                     -------------------------------------------------------------------------------

Balance, December 31, 2002                           25,000   $  (49)    24,089,833  $    2     $   27,322        (28,163)  $  (888)

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-6

                                                                                                              CIMETRIX INCORPORATED
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                (In thousands, except share amounts)
                                                                                                                         (Continued)
------------------------------------------------------------------------------------------------------------------------------------

                                                     Treasury Stock        Common Stock          Additional      Accumu-
                                                     ---------------     ------------------       Paid-in         lated
                                                     Shares   Amount     Shares      Amount       Capital        Deficit     Total
                                                     -------------------------------------------------------------------------------


Purchase and cancellation of treasury shares              -        -        (26,786)      -             34              -        34

Options and warrants issued for services                  -        -              -       -             22              -        22

Common stock issued for debt and accrued
   interest                                               -        -      1,474,911       -            517              -       517

Common stock issued for cash                              -        -      2,114,288       1            739              -       740

Net loss                                                  -        -              -       -              -           (931)     (931)
                                                     -------------------------------------------------------------------------------

Balance, December 31, 2003                           25,000   $  (49)    27,652,246   $   3      $  28,634        (29,094)   $ (506)
                                                     -------------------------------------------------------------------------------

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

                                                                                                              CIMETRIX INCORPORATED
                                                                                               Consolidated Statement of Cash Flows
                                                                                                (In thousands, except share amounts)
                                                                                                            Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   2003          2002          2001
                                                                             -------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                         $   (931)     $   (4,055)   $   (5,620)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
       Amortization and depreciation                                                210           434           760
       Provison for doubtful accounts                                               (57)          337           287
       Loss on disposition of assets                                                  -             -             5
       Stock compensation expense                                                     -            22             2
       Option and warrant compensation expense                                       22            43             -
       Impairment loss on technology                                                265         1,224         2,490
       Impairment on equity investment                                                -             -           522
       Impairment loss on inventory                                                  78             -            -
       Interest expense from bond discount                                           28            22            -
       (Increase) decrease in:
         Receivables                                                               (379)          891           366
         Inventories                                                                  2            69           (35)
         Prepaid expenses and other current assets                                  (10)            4           (54)
         Other assets                                                                 -           (56)           58
       Increase (decrease) in:
         Accounts payable                                                            (5)          (90)          138
         Accrued expenses                                                            16          (311)          (28)
         Deferred revenue                                                           184           197           138
                                                                             -------------------------------------------
           Net cash used in operating activities                                   (577)       (1,269)         (971)
                                                                             -------------------------------------------
Cash flows from investing activities:
   Sale (purchase) of marketable securities                                         162         1,389        (1,785)
   Purchase of property and equipment                                                (3)            -          (162)
   Payment (issuance) of note receivable - related party                              -             -           416
   Purchase of technology                                                             -           (92)         (217)
   Proceeds from disposal of property                                                 -             -            11
                                                                             -------------------------------------------
           Net cash provided by (used in) investing activities                      159         1,297        (1,737)
                                                                             -------------------------------------------
Cash flows from financing activities:
   Proceeds from note payable                                                         -           500             -
   Proceeds from issuance of common stock                                           740             -             -
   Proceeds from long-term debt                                                      51           395             -
   Payments of long-term debt                                                         -          (580)          (27)
   Purchase and Retirement of common stock                                          (41)          (29)          (47)
                                                                             -------------------------------------------
           Net cash provided by (used in) financing activities                      750           286           (74)
                                                                             -------------------------------------------
           Net increase (decrease) in cash and cash equivalents                     332           314        (2,782)

Cash and cash equivalents at beginning of year                                    1,057           743         3,525
                                                                             -------------------------------------------
Cash and cash equivalents at end of year                                     $    1,389    $    1,057      $    743
                                                                             -------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-8

                                      -48-

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)

                                                December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies

          Organization

          Cimetrix Incorporated (Cimetrix or the Company) is primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems, and semiconductor connectivity products that connect new semiconductor tools to each other and host systems.

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

          Marketable  Securities

          The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to Continued maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as accumulated other comprehensive income which is a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

          For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.

          At December 31, 2003 and 2002 the Company had an investment in a mutual fund that was classified as a marketable security "Available for Sale." The fair market value of the Company's investment at December 31, 2003 and 2002 was $234 and $396, respectively, which also was the cost basis of the investment. Because the fair market value and cost of the investment were the same, no unrealized holding gain or loss has been recorded as a separate component of stockholders' equity.

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

          Technology

          Technology consists of the costs to obtain the Company's AART and SDI SECS/GEM technology (see Note 6). The technology is being amortized on the straight-line method over ten years.


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


          Stock-Based Compensation

          At  December  31,   2003,   the  Company  has   stock-based   employee
          compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                   Years Ended
                                                   December 31,
                                       -------------------------------------
                                          2003         2002         2001
                                       -------------------------------------

Net (loss) income as reported            $ (931)  $  (4,055)   $  (5,620)
Deduct:
  Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards              (478)       (706)        (649)
                                       -------------------------------------

Net (loss) income pro forma            $ (1,409)  $  (4,761)   $  (6,269)
                                       -------------------------------------

Loss per share:

     Basic - as reported               $   (.04)  $    (.17)   $    (.23)
                                       -------------------------------------
     Basic - pro forma                 $   (.06)  $    (.19)   $    (.26)
                                       -------------------------------------

     Diluted - as reported             $   (.04)  $    (.17)   $    (.23)
                                       -------------------------------------
     Diluted - pro forma               $   (.06)  $    (.19)   $    (.26)
                                       -------------------------------------

--------------------------------------------------------------------------------
                                                                            F-13

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)
--------------------------------------------------------------------------------

1. Organization and Significant Accounting Policies (Continued)

          Stock-Based Compensation - Continued

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:



                                                   December 31,
                                     ------------------------------------------
                                        2003          2002          2001
                                     ------------------------------------------

          Expected dividend yield    $        -    $        -    $        -
          Expected stock price
           volatility                        87%           99%          102%
          Risk-free interest rate          3.35%          4.0%          4.0%
          Expected life of options       5 years       5 years       5 years
                                     ------------------------------------------

          The weighted average fair value of options granted during 2003, 2002, and 2001, was $.11, $.14, and $.32, respectively.

          (Loss) Earnings Per Share

          The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each year.

          The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 5,821,750, 4,754,750, and 5,114,250 shares of common stock at prices ranging from $.35 to $3.50 per share were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.


--------------------------------------------------------------------------------
                                                                            F-14

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------


2.   Liquidity

          The Company has incurred net losses and negative cash flows from operating activities for the years ended December 31, 2003, 2002, and 2001 and has an accumulated deficit. As of December 31, 2003, the Company has working capital of $966 and during 2003 the Company was able to reduce its losses and negative cash flows from operations. Management believes that the combination of existing working capital and continued improvements in operations will be sufficient to assure continuation of the Company's operations through December 31, 2004. There can be no assurance that operations will continue to improve or that the existing working capital will be sufficient to sustain operations through 2004. In addition, the Company has Senior Notes payable due in 2005 in the amount of $1,915. If the Company is unable to improve operations sufficiently or refinance the Senior Notes due in 2005, it may be unable to continue development of its products and may be required to substantially curtail operations during 2004 or 2005.


3. Private Placement of Common Stock

          During 2003, the Company sold 2,114,288 shares of common stock in a private Private placement offering for net proceeds of $740.




4.   Receivables

          Receivables consist of the following:


                                                      December 31,
                                           -----------------------------------
                                                 2003              2002
                                           -----------------------------------
          Receivables:
            Trade receivables              $    1,101       $       727

            Less allowance for doubtful
             accounts                            (181)             (243)
                                           ------------------------------------

                                           $      920       $       484
                                           ------------------------------------


--------------------------------------------------------------------------------
                                                                            F-15

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------

5.   Property and Equipment

          Property and equipment consists of the following:



                                                    December 31,
                                         -----------------------------------
                                               2003              2002
                                         -----------------------------------

          Software development costs       $           464   $          464
          Equipment                                    365              482
          Office equipment and software                346              458
          Furniture and fixtures                       170              183
          Leasehold improvements                        83               83
                                         -----------------------------------

                                                     1,428            1,670
          Accumulated depreciation and
           amortization                             (1,344)          (1,489)
                                         -----------------------------------
                                         -----------------------------------

                                           $            84   $          181
                                         -----------------------------------


6.   Technology

          SDI SECS/GEM

          During the year ended December 31, 1999, the Company purchased all rights, title, interest, and benefit in and to the technology that is referred to as the sdiStationTM. This technology is used in the semiconductor and electronics industries.

          During the fourth quarters of 2003 and 2002, due to decreased projected future cash flows relating to this technology, management determined that a significant portion of the technology was not recoverable, and accordingly recorded impairment losses of $265 and $1,224, respectively.

          At December 31, 2003 and 2002, the net book value of the sdiStationTM technology was $276 and $632, respectively.


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

          During the fourth quarter 2001, the Company discontinued use of the AARTTM technology due to poor sales, integration and legal concerns. The Company removed the technology from its software applications and recorded an impairment loss in 2001 for $2,490, the carrying value at the date of the impairment.

          Amortization expense of technology costs for 2003, 2002 and 2001 was approximately $91, $264, and $530, respectively. Accumulated amortization was $1,080, $724, and $460 as of December 31, 2003, 2002 and 2001, respectively.



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

7.   Lease Obligations

          The Company leases certain office space under noncancelable  operating
          lease  agreements.   Future  minimum  lease  payments  required  under
          operating leases are as follows:



                Year Ending December 31:                   Amount
                ------------------------             -----------------

                        2004                           $          103
                        2005                                       95
                                                     -----------------

                                                       $          198
                                                     -----------------


          Rental expense for the years ended December 31, 2003, 2002 and 2001 on operating leases was $121, $249 and $301, respectively.

          The Company subleased certain office space under a noncancelable operating lease arrangement that expired during 2003.

          Rental income for the years ended December 31, 2003, 2002, and 2001 on subleases was $0, $20 and $25, respectively.


8.   Note Payable

          During the year ended December 31, 2002, the Company issued a convertible note payable in the amount of $500 to a company, bearing interest at a rate of 6.75% per annum, with principal and interest due on March 31, 2003. The conversion feature of the note provided the note would be convertible into fully paid, nonassessable, restricted shares of common stock at a conversion price of $0.35 per share. On March 31, 2003 the Company converted the note into 1,474,911 restricted shares of common stock as payment of the $500 principal amount of the note and payment of $17 of accrued interest.



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

          As noted below, during 2002 and 2003, $755 and $0, respectively, of the 1997 Senior Notes were converted into 2001 Senior Notes and 2002 Senior Notes, respectively (see explanation of the 2001 Senior Notes and the 2002 Senior Notes below). In addition, during 2002, in connection with the 2002 Senior Note offering, $487 of the 1997 Senior Notes were paid with cash. Therefore, as of December 31, 2002 and 2003, there were $982 of 1997 Senior Notes payable. The $982 of 1997 Senior Notes payable were due September 30, 2002, but remained outstanding as of December 31, 2003.


--------------------------------------------------------------------------------
                                                                            F-19

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------



9.   Senior Notes Payable (Continued)

          Subsequent to December 31, 2003, the holder of $482 of the 1997 Senior Notes Senior presented its notes to the Company in exchange for payment of $241 and new 2002 Senior Notes of $241. Accordingly, $241 of the current portion of Senior Notes payable has been reclassified as long-term and included in the Senior Notes payable balance.

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


--------------------------------------------------------------------------------
                                                                            F-20

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------


9. Senior Notes Payable (Continued)


          2001 Senior Notes - Continued

          As noted below, during 2002, $353 of the 2001 Senior Notes were converted into 2002 Senior Notes (see explanation of the 2002 Senior Notes below). In addition, during 2002, in connection with the 2002 Senior Note offering, $93 of the 2001 Senior Notes were paid with cash. Therefore, as of December 31, 2002 and 2003, there were $11 of 2001 Senior Notes payable.

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


          The sale of the 2002 Senior Notes was a result of the following:

           Conversion of 1997 Senior Notes to 2002 Senior Notes          $  755
           Conversion of 2001 Senior Notes to 2002 Senior Notes             353
           2002 Senior Notes issued in connection with litigation
            settlement                                                      120
           Cash proceeds received from the sale of 2002 Senior Notes        395
                                                                        --------
                                                            Total       $ 1,623
                                                                        --------

          Each purchaser of each 2002 Senior Note also received, for no additional consideration, one common stock purchase warrant (2002 Warrant) for each $1 principal amount of 2002 Senior Notes purchased. Each 2002 Warrant will entitle the holder to purchase 500 shares of the Company's common stock for $.35 per share. The 2002 Warrants are exercisable any time before September 30, 2005, as a whole, in part, or increments, but only if the shares of common stock issuable upon exercise of the 2002 Warrants are registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the 2002 Warrant holders resided. The exercise price of the 2002 Warrants is payable at the holder's option, either in cash or by the surrender of 2002 Senior Notes at their face amount plus accrued interest. The 2002 Warrants will be transferable separately from the 2002 Senior Notes.

--------------------------------------------------------------------------------
                                                                            F-21

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------


9. Senior Notes Payable (Continued)


          2002 Senior Notes - Continued

          During 2003, another $51 of the 12% unsecured Senior Notes (2002 Senior Notes) were sold prior to the closing of the Private Placement Memorandum.

          As of December 31, 2003 and 2002, there were $1,624 and $1,545, respectively (net of the remaining $50 and $78 note discount related to warrants issued in connection with the 2002 Senior Notes) 2002 Senior Notes payable.

          Under the terms of the refinancing, the Company issued 1,554 warrants to purchase 777,000 shares of the Company's common stock for $.35 per share. The fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

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


--------------------------------------------------------------------------------
                                                                            F-22

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------

9. Senior Notes Payable (Continued)

                 Future maturities of Senior Note are as follows:

                       2002                                    $    741
                       2003                                           -
                       2004                                          11
                       2005                                       1,915
                                                                --------
                                                                $ 2,667
                                                                --------
                 Less amount representing interest
                  to be accreted                                    (50)
                                                                --------
                                                                  2,617

                 Less current portion of senior notes              (752)
                                                                --------
                 Long-term portion of senior notes              $ 1,865
                                                                --------


10.   Income Taxes

          The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

                                                          Years Ended
                                                          December 31,
                                           -------------------------------------
                                                 2003        2002       2001
                                           -------------------------------------
          Income tax benefit (provision)
           at statutory rate               $      348  $    1,511  $   2,113
          Life insurance and meals                 (9)        (11)        (9)
          Other                                   (13)        (26)         -
          Change in valuation allowance          (326)     (1,477)    (2,104)
                                           -------------------------------------
                                           $        -  $       (3) $       -
                                           -------------------------------------


--------------------------------------------------------------------------------
                                                                            F-23
                                      -63-

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------


10. Income Taxes (Continued)


          Deferred tax assets (liabilities) are comprised of the following:


                                                        December 31,
                                           ------------------------------------
                                                 2003             2002
                                           ------------------------------------

          Net operating loss carryforwards   $       7,559    $       7,205
          Asset impairment                           2,134            2,361
          Depreciation and amortization                371              259
          Allowance for doubtful accounts               68               80
          Accrued vacation and bonus                    30               29
          Deferred income                              210              141
          Inventory reserve                             47               18
          Capital loss carryover                       108              108
          Research & development credit                338              338
                                           ------------------------------------
                                           ------------------------------------
                                                    10,865           10,539

           Less valuation allowance                (10,865)         (10,539)
                                           ------------------------------------
                                             $           -    $           -
                                           ------------------------------------


          At  December  31,  2003,   the  Company  has  a  net  operating   loss
          carryforward   available   to   offset   future   taxable   income  of
          approximately $20,266, which will begin to expire in 2004. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforward, which could be utilized.


11.   Impairment Loss

          During the fourth quarter 2003 and 2002, due to decreased projected future cash flows relating to the sdiStationTM technology, management determined that a significant portion of the technology was not recoverable, and accordingly has recorded an impairment loss of $265 and $1,224, respectively (see Note 6).

          During 2003, the Company recorded an impairment of a significant portion of its inventory due to decreases in sales of these products. Of the total impairment of $78, $48 was recorded as impairment expense and $30 was recorded as research and development costs as the unsalable inventory was used in the Company's research and development activities.

--------------------------------------------------------------------------------
                                                                            F-24

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------

11.   Impairment Loss

          During 2001, the Company discontinued its use of a purchased technology. Due to integration and legal concerns, management determined the asset was impaired and recorded a loss of $2,490, the carrying value of the asset at the time of impairment (see note 6).

          The Company had an investment in a corporate entity (see note 15). During the year ended December 31, 2001, the Company determined the likelihood of recovering the cost of its investment was remote. As a result, the Company recorded a loss of $522 related to this investment.


12.   Supplemental Cash Flow Information

          During the year ended December 31, 2003:

          The Company issued 1,474,911 shares of common stock as payment of notes payable and accrued interest of $517.

          The Company purchased and cancelled 26,786 shares of redeemable common stock valued at $75 by paying $41 of cash. The remaining $34 was recorded as additional paid-in capital.

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

--------------------------------------------------------------------------------
                                                                            F-25

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------

12. Supplemental Cash Flow Information (Continued)

          Actual amounts paid for interest and income taxes are as follows:


                                           Years Ended December 31,
                                 ----------------------------------------------
                                       2003           2002          2001
                                 ----------------------------------------------

          Interest                  $   288     $      297    $      268
                                 ----------------------------------------------
          Income taxes              $     -     $        3    $       17
                                 ----------------------------------------------


13.   Major Customers

          During 2003 and 2001 there were no customers that accounted for 10% or more of the Company's total sales. During 2002, one customer accounted for $411, or 14%, of the Company's total sales.

          Export sales to unaffilliated customers were approximately $1,160, $884, and $1,310, in 2003, 2002 and 2001, respectively.

          Export sales to countries which exceeded 10 percent of net sales were as follows:


                                            Years Ended December 31,
                                 ----------------------------------------------
                                       2003           2002          2001
                                 ----------------------------------------------

                        Japan             9%            14%           19%
                        Germany           7%             6%           10%



14.   Employee Benefit Plan

          The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

          The Company will match 50% of the employees' contribution up to a maximum of 2% of the employees' annual pay. Participants vest in the employers' contribution over a five-year period. For the years ended December 31, 2003, 2002 and 2001, the Company contributed approximately $31, $37, and $28, respectively, to the plan.


--------------------------------------------------------------------------------
                                                                            F-26

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------


15. Related Party Transactions


          The Company had an investment in a corporate entity. The investment was accounted for at the lower of cost or market and was included in other assets. During the year ended December 31, 2001 the Company determined the likelihood of recovering the cost of its investment was remote. As a result, the Company recorded a loss of $522 related to this investment. During the years ended December 31, 2003, 2002, and 2001, the Company recognized sales of approximately $6, $190, and $383 to this entity, respectively. In addition as of December 31, 2003, 2002, and 2001, the Company had net receivables from this entity of approximately $29, $125, and $269, respectively.


16.   Stock Options and Warrants

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

          The Company has a stock option plan (Directors Option Plan), which allows a maximum of 1,000,000 shares of common stock to be granted at prices not less than the fair market value at the date of grant. Under the Directors Option Plan, directors will receive options to purchase 50,000 shares of common stock annually, or amounts as determined by the board of directors, on each anniversary date during the term of this plan.

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



16. Stock Options and Warrants (Continued)

          Information regarding the stock options and warrants is summarized below:


                                                  Number of         Weighted
                                                  Options            Average
                                                    and             Exercise
                                                  Warrants           Price
                                             -------------------------------

          Outstanding at January 1, 2001          2,635,500    $       2.71
          Granted                                 2,493,750            1.04
          Exercised                                       -               -
          Forfeited                                 (15,000)           3.33
                                             -------------------------------

          Outstanding at December 31, 2001        5,114,250            1.91
          Granted                                 1,288,000             .29
          Exercised                                       -               -
          Forfeited                              (1,647,500)           2.60
                                             -------------------------------

          Outstanding at December 31, 2002        4,754,750            1.26
          Granted                                 1,380,500             .35
          Exercised                                       -               -
          Forfeited                                (313,500)           1.46
                                             -------------------------------
          Outstanding at December 31, 2003         5,821,750         $ 1.03
                                             -------------------------------


      The following table summarizes information about stock options and warrants outstanding at December 31, 2003:



                              Outstanding                       Exercisable
                   ------------------------------------   ----------------------
                                Weighted
                                 Average
                                Remaining    Weighted                   Weighted
                               Contractual   Average                    Average
      Exercise       Number        Life      Exercise        Number     Exercise
       Price       Outstanding    (Years)     Price        Exercisable  Price
      -------------------------------------------------   ----------------------
      $      .35    2,607,000      3.14     $   .35        1,327,000     $   .35
      $     1.00    2,174,250      2.90     $  1.00        1,256,750     $  1.00
      $2.50-3.50    1,040,500      1.70     $  2.81          910,500     $  2.75
      -------------------------------------------------   ----------------------
      $ .35-3.50    5,821,750      2.79     $  1.03        3,494,250     $  1.22
 ---------------------------------------------------   -------------------------


--------------------------------------------------------------------------------
                                                                            F-28
                                      -68-

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------


17.   Fair Value of Financial Instruments


          The Company's financial instruments consist of cash, marketable securities, receivables, payables, and notes payable. The carrying amount of cash, marketable securities, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


18.   Commitments and Contingencies

          Employment Agreements

          The Company entered into employment agreements with certain employees, which required annual aggregate payments of $525 through 2003.

          Product  Warranties

          The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2003, 2002, and 2001, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.



--------------------------------------------------------------------------------
                                                                            F-29
                                      -69-

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------

18.   Commitments and Contingencies (Continued)

          Litigation

          On January 16, 2003, Puma Foundation, Ltd., a Bermuda limited liability company ("Puma"), as plaintiff, filed a complaint against the Company, in the United States District Court, Middle District of Florida, Tampa Division, Case Number 8:03-CV-85-T-23TGW. The complaint was amended to include Loving Spirit Foundation, a Florida foundation ("Loving Spirit"), as an additional plaintiff. The amended complaint alleges that Puma is the owner of a Cimetrix 10% Senior Note in the amount of $500,000 allegedly donated to Puma by Loving Spirit, and that on January 2, 2003, Puma tendered the Senior Note certificate for payment, and is entitled to payment of $500,000, plus accrued interest. Plaintiff also seeks undisclosed attorney's fees and costs. The amended complaint adds an additional claim in equity for money lent and an additional claim that the Company has violated Section
          517.301 of the Florida statutes relating to securities violations by allegedly making untrue statements to Loving Spirit when Loving Spirit paid $500,000 to Cimetrix for the 10% Senior Note which was subsequently allegedly donated to Puma. The president of Puma and Loving Spirit is Terri L. Steffen, the wife of Paul A. Bilzerian, the former President, CEO and a director of Cimetrix.

          On June 26, 2003, the Court accepted the Company's answer to the amended complaint and the counterclaims of the Company against the plaintiffs. In the amended answer the Company denied that the Company had issued a valid 10% Senior Note to Plaintiffs and also denied that the Company has violated Section 517.301 of the Florida statutes relating to securities violation. The Company also raised various affirmative defenses in law and equity to the amounts owed to Puma and Loving Spirit. The counterclaims request the court to enter a declaratory judgment that the Company's total obligation to Puma and Loving Spirit (prior to considering the Company's claims for offsets) does not exceed $200,000.



--------------------------------------------------------------------------------
                                                                            F-30

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------


18.   Commitments and Contingencies (Continued)

          On or about May 6, 2003, plaintiffs filed a motion for partial summary judgment claiming that as a matter of law, the court should grant judgment to Puma and Loving Spirit of $500,000 plus interest with the issue of the Company's claim of offset to be decided by the court in an appropriate hearing on the matter. On or about May 28, 2003, the Company filed its own motion for partial summary judgment and opposition to Plaintiffs' motion for partial summary judgment claiming that as a matter of law, the court should find that there was no valid 10% Senior Note issued to plaintiffs and that the Company does not owe more than $200,000 before offsets are deducted. On or about January 28, 2004, the Court denied both cross motions for partial summary judgment on the basis that there are material issues of fact that must be decided by a jury.

          The Court has set the date of April 5, 2004 for a jury trial on all issues.


19.   Recent Accounting Pronouncements

          In November 2002, the EITF reached a consensus on Issue No.00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.



--------------------------------------------------------------------------------
                                                                            F-31

                                                           CIMETRIX INCORPORATED
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                     (Continued)

--------------------------------------------------------------------------------


19.   Recent Accounting Pronouncements (Continued)

          In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

          In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.


--------------------------------------------------------------------------------
                                                                            F-32

          In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and
          Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

          In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial position.




--------------------------------------------------------------------------------
                                                                            F-33