Form 10-Q
period 2004-03-31
CIMETRIX INC
filed 2004-05-14
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From_______ to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
        The number of shares outstanding of the registrant's common stock as of May 13, 2004: Common stock, par value $.0001 - 27,627,246

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

    a) Consolidated Condensed Balance Sheets...................................3
    b) Consolidated Condensed  Statements of Operations........................4
    c) Consolidated Condensed Statements of Cash Flows.........................5
    d) Notes to Consolidated Condensed Financial Statements....................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4.  Controls and Procedures..............................................19


                            PART II Other Information

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities and Use of Proceeds............................20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................22

Signatures....................................................................24

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                           CIMETRIX INCORPORATED
                                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In thousands, except share amounts)

                                     ASSETS

                                                  March 31,         December 31,
                                                    2004                2003
                                                 ---------           ---------
                                                (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                   $   1,328           $   1,389
     Marketable securities                              31                 234
     Accounts receivable, net                        1,310                 920
     Inventories                                         7                   7
     Prepaid expenses and other current assets          77                  89
                                                 ---------           ---------

               Total Current Assets                  2,753               2,639

Property and equipment, net                             60                  84
Technology, net                                        264                 276
Other assets                                            29                  33
                                                 ---------           ---------

                                                 $   3,106           $   3,032
                                                 =========           =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                            $     326           $     167
     Accrued expenses                                  271                 192
     Deferred revenue                                  609                 562
     Current portion of long-term debt                 511                 752
                                                 ---------           ---------

              Total Current Liabilities              1,717               1,673

LONG TERM DEBT, net of current portion               1,849               1,865
                                                 ---------           ---------

         Total Liabilities                           3,566               3,538


STOCKHOLDERS' DEFICIT
     Common stock, $.0001 par value:
      100,000,000 shares authorized,
      27,652,246 shares issued                           3                   3
     Additional paid-in capital                     28,660              28,634
     Treasury stock, at cost                           (49)                (49)
     Accumulated deficit                           (29,074)            (29,094)
                                                 ----------          ----------

         Total Stockholders' Deficit                  (460)               (506)
                                                 ----------          ----------

                                                 $   3,106           $   3,032
                                                 ==========          ==========


            See notes to consolidated condensed financial statements

                                                           CIMETRIX INCORPORATED
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (In thousands, except per share and share amounts)
                                                                     (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                      2004                2003
                                                     ------              ------
SALES
       Software                                     $  735              $  559
       Services and support                            330                 350
                                                     ------              ------

               Total net sales                       1,065                 909
                                                     ------              ------

OPERATING EXPENSES
     Cost of sales                                     154                  69
     Selling, marketing and customer support           252                 303
     Research and development                          213                 264
     General and administrative                        351                 306
                                                     ------              ------

         Total operating expenses                      970                 942
                                                     ------              ------

INCOME (LOSS) FROM OPERATIONS                           95                 (33)
                                                     ------              ------

OTHER INCOME (EXPENSES)
     Interest and other income                           8                   2
     Interest expense                                  (83)                (95)
                                                     ------              ------

         Total other income (expenses)                 (75)                (93)
                                                     ------              ------

INCOME (LOSS) BEFORE INCOME TAXES                       20                (126)

PROVISION FOR INCOME TAXES                               -                   -
                                                     ------              ------


NET  INCOME (LOSS)                                  $   20             $  (126)
                                                     ======             =======

INCOME (LOSS) PER
COMMON SHARE:
           BASIC                                    $    -             $  (.01)
                                                     ======             =======
           DILUTED                                  $    -             $  (.01)
                                                     ======             =======

WEIGHTED AVERAGE SHARES
OUTSTANDING:
           BASIC                                 27,627,000          24,065,000
                                                 ==========          ==========
           DILUTED                               27,798,000          24,065,000
                                                 ==========          ==========




            See notes to consolidated condensed financial statements





                                                                                  CIMETRIX INCORPORATED
                                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   (In thousands, except share amounts)
                                                                                            (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              2004                 2003
                                                                              ----                 ----

Cash Flows from Operating Activities:
     Net income (loss)                                                  $       20          $      (126)
     Adjustments to reconcile net income (loss) to net cash (used in)
        provided by operating activities:
         Amortization and depreciation                                          41                   79
         Increase in allowance for doubtful accounts                             -                   15
         Common stock issued to retire interest on notes                         -                   17
         Bond discount related to warrants                                      10                    7
         Changes in assets and liabilities:
              (Increase) in accounts receivable                               (390)                (249)
              (Increase) decrease in inventory                                   -                   (2)
              (Increase) decrease in prepaid expenses                           12                   (4)
              Increase in accounts payable                                     159                  116
              Increase  in accrued expenses                                     79                   18
              Increase in deferred revenue                                      47                   33
                                                                        -----------         ------------
                  Net cash  used in operating activities                       (22)                 (96)
                                                                        -----------         ------------


Cash Flows from Investing Activities:
     Sale  of marketable securities                                            203                    9
     Purchase of property and equipment                                         (1)                   -
                                                                        -----------         ------------
                  Net cash  provided by investing activities                   202                    9
                                                                        -----------         ------------

Cash Flows from Financing Activities:
     Purchase of treasury stock                                                  -                  (41)
     Payments of long-term debt                                               (241)                   -
                                                                        -----------         ------------
                  Net cash  used in financing activities                      (241)                 (41)
                                                                        -----------         ------------

Net Decrease in Cash and Cash Equivalents                                      (61)                (128)
Cash and Cash Equivalents at the Beginning of Period                         1,389                1,057
                                                                        -----------         ------------

Cash and Cash Equivalents at the End of Period                         $     1,328          $       929
                                                                       ============         ============



                        See notes to consolidated condensed financial statements



                                                                                  CIMETRIX INCORPORATED
                                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   (In thousands, except share amounts)
                                                                                            (Unaudited)
                                                                                            (CONTINUED)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                              2004                 2003
                                                                              ----                 ----


Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
         Interest                                                      $        31         $          -
         Income taxes                                                  $         -         $          1

Supplemental Schedule of Non-cash Investing and Financing
     Activities:
         Interest payable retired with issuance of common stock        $         -         $         17
         Note payable retired with issuance of common stock            $         -         $        500
         Discount recorded for warrants attached to senior notes       $        26         $          -










                        See notes to consolidated condensed financial statements


                                                           CIMETRIX INCORPORATED
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying unaudited consolidated condensed financial statements of Cimetrix Incorporated (the "Company") have been prepared in accordance with the Securities and Exchange Commission's instructions to Form 10-Q and, therefore, omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2004. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE 2 - LIQUIDITY

     Historically, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2004, the Company had an accumulated deficit of $29,074,000. As of March 31, 2004, the Company had working capital of $1,036,000 and during the first quarter of 2004 the Company was able to reduce its losses and negative cash flows from operations. Management believes that the combination of existing working capital and continued improvements in operations will be sufficient to assure continuation of the Company's operations through December 31, 2004. There can be no assurance that operations will continue to improve or that the existing working capital will be sufficient to sustain operations through 2004. In addition, the Company has Senior Notes payable due in 2005 in the amount of $1,915,000. If the Company is unable to sustain profitable operations or refinance the Senior Notes due in 2005, it may be unable to continue development of its products and may be required to curtail operations during 2005.

NOTE 3 - STOCK-BASED COMPENSATION

     At March 31, 2004, the Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):



                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2004           2003
                                                 --------------------------

        Net income (loss) as reported            $     20      $    (126)
        Deduct:
            Total stock-based employee
            compensation expense
            determined under fair value
            based method for all awards              (218)          (216)
                                                 --------------------------
                                                 --------------------------

        Net loss pro forma                       $   (198)     $    (342)
                                                 --------------------------
                                                 --------------------------
        Earnings per share:

             Basic - as reported                 $      -      $    (.01)
                                                 --------------------------
                                                 --------------------------
             Basic - pro forma                   $   (.01)     $    (.01)
                                                 --------------------------
                                                 --------------------------

             Diluted - as reported               $      -      $    (.01)
                                                 --------------------------
                                                 --------------------------
             Diluted - pro forma                 $   (.01)     $    (.01)
                                                 --------------------------


NOTE 4 - EARNINGS PER SHARE

     The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

     A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common share is as follows :

                                                Three Months Ended
                                                     March 31,
                                               2004              2003
                                              -----              ----

     Weighted average common shares
         Outstanding                        27,627,000        24,065,000
     Dilutive effect of :
         Stock options                         106,000                 -
         Warrants                               65,000                 -
                                            ----------        ----------
     Weighted average common shares
         outstanding, assuming dilution     27,798,000        24,065,000
                                            ==========        ==========

NOTE 5 - SENIOR NOTES PAYABLE

     In February 2004, the Company issued 241 warrants in connection with the rollover of certain senior notes payable. Each warrant entitles the holder to purchase 500 shares of the Company's common stock on or before September 30, 2005 at $.35 per share. The value of these warrants was estimated by the Company at $26,000 using the Black-Scholes pricing model, and was recorded as a reduction of the principal amount of the senior notes payable and an increase to additional paid-in capital. This additional discount will be accreted and recognized as interest expense over the remaining life of the related senior notes payable.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     On April 8, 2004, a judgment was entered by the United States District Court for the Middle District of Florida against the Company in the amount of $200,826 plus interest at the rate of 1.23% per annum, costs and attorneys' fees. The judgment resulted from a lawsuit brought against the Company by Puma Foundation, Ltd. ("Puma") in January 2003 seeking payment on a $500,000 10% Senior Note due September 30, 2002. See Part II, Item 1. Legal Proceedings, for further discussion of this matter.

     The Company had previously paid Puma $376,674, $250,000 of which had been deposited in a trust account. On April 26, 2004, the Company paid Puma $199,098 to be applied against the judgment, thereby paying in full the $500,000 principal balance and all accrued interest on the 10% Senior Note. As of March 31, 2004, the Company had included $54,000 in accrued expenses and general and administrative expenses for the estimated legal fees incurred through March 31, 2004 related to the judgment.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     Following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the first quarter of 2004. The information includes discussions of sales, expenses, capital resources and other significant items. Generally the information is presented in a two-year comparison format using the first quarter data of 2004 and 2003.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to certain factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Liquidity and Capital Resources" and "Factors Affecting Future Results."

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

     In 2002 and early 2003, the Company designed, field tested and announced the availability of CIM300Expert. This product further reduces the time required by OEM customers to automate a semiconductor tool to comply with the SEMI 300 mm standards. By reducing the implementation time from 12-24 weeks to 6-8 weeks, CIM300Expert dramatically reduces the cost to implement SEMI compliance for equipment suppliers. Cimetrix also introduced additional calibration technology to its CODE 6 product, which allows faster time to market for key Surface Mount Technology ("SMT") customers.

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

     If a sale involves a bundled package of software, support and services at a discounted price, revenue is allocated to each element based on the respective list price of each. Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately. Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months. Revenue from services is recognized as services are performed. Standard payment terms for sales are net 30 (net 45 - 60 for foreign customers). On occasion, extended payment terms will be offered. If the Company provides payment terms greater than 90 days and collection is not assured, then revenues are generally recognized as payments become due.

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


Statement of Operations Summary

     The following table sets forth the percentage of costs and expenses to net sales derived from the Company's Consolidated Condensed Statements of Operations for the three months ended, March 31, 2004 and 2003:

                                                             Three Months Ended
                                                                   March 31,
                                                               2004        2003
                                                              ------      ------

NET SALES                                                      100%        100%
                                                              ------      ------

OPERATING EXPENSES
     Cost of sales                                              14           8
     Selling, marketing and customer support                    24          33
     Research and development                                   20          29
     General and administrative                                 33          34
                                                             ------       ------

         Total operating expenses                               91         104
                                                             ------       ------

INCOME (LOSS) FROM OPERATIONS                                    9          (4)

     Interest and other income                                   1           -
     Interest expense                                           (8)        (10)
                                                             ------       ------


NET INCOME (LOSS)                                                2%        (14)%
                                                             ======       ======

Results of Operations

     Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Sales

     Net sales increased by $156,000, or 17%, to $1,065,000, for the three months ended March 31, 2004, from $909,000, for the three months ended March 31, 2003. This increase in net sales was primarily due to an increase in software license revenue as well as an increase in support and training revenue for the period, offset by a decrease in application revenue.

     During the three months ended March 31, 2004, the Company successfully added three new major OEM customers, which contributed to the increase in software license revenue. These new design wins along with the eight major OEM customers gained during 2003, have enabled the Company to incrementally increase its base of software support and maintenance contracts, as well as incrementally increase its engineering services work. In addition, as more of the Company's major OEM customers release new machines to the marketplace, this provides an increase in the Company's runtime license revenue as the Company typically receives runtime license revenue associated with every machine shipment.

     Though the Company's software revenues over the past three years have been negatively impacted by an economic slowdown, management believes that there are indications of an increase in the general economic conditions of the SMT and semiconductor markets, the primary markets served by the Company. Management hopes to see a corresponding increase in the respective capital equipment markets in the near future, which should result in increased software revenues for the Company.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to broaden its customer base.

     The following table summarizes the percent change in net sales for the period covered by this report, compared with the same period of the preceding fiscal year:

                                                                 Percent Change
                                                                  --------------

Three Months Ended March 31,                  2004         2003      04 vs. 03
----------------------------------------------------------------  --------------


Software revenues                         $735,000     $559,000         31 %
Application revenues                       107,000      160,000        (33)
Support/training revenue                   223,000      190,000         17
----------------------------------------------------------------  --------------
Total                                   $1,065,000     $909,000         17%
                                        ==========     ========        ====

     The following table summarizes net sales by categories, as a percent of total net revenues:


Three Months Ended March 31,                  2004        2003
---------------------------------------------------------------

Category:
Software revenues                              69%         61%
Application revenues                           10          18
Support/training revenue                       21          21



Major Customers

     Sales to two non-affiliated customers accounted for 11% and 12% of the Company's revenues for the three months ended March 31, 2004. Sales to two non-affiliated customers accounted for 19% and 14% of the Company's revenues for the three months ended March 31, 2003. No other single non-affiliated customer accounted for 10% or more of the Company's revenues for the three months ended March 31, 2004 and 2003.

     During the three months ended March 31, 2004 and 2003, there were no sales to the Company's former Japanese affiliate in which the Company had a minor equity interest.

     Export sales were approximately 36% and 43% of the Company's revenues for the three months ended March 31, 2004 and 2003, respectively. All export sales were made in US dollars.


     Export sales to countries that exceeded 10 percent of net sales were as follows:

                             Three Months Ended
                                  March 31,
                              2004         2003
                           -----------------------

               Switzerland     3%           22%


Cost of Sales

     The Company's cost of sales as a percentage of net sales for the three months ended March 31, 2004 and 2003 were approximately 14% and 8%, respectively. Cost of sales increased by approximately $85,000 or 123%, to approximately $154,000 for the three months ended March 31, 2004, from $69,000 for the comparable period in 2003. This increase was attributed to an increased number of application and integration service projects that the Company provided to its customers for the three months ended March 31, 2004.

     While the Company's focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system. These services are performed primarily by employees of the Company. The costs related to the sale of these services are accounted for as cost of sales.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses decreased $51,000 or 17%, to $252,000 for the three months ended March 31, 2004, from $303,000 for the comparable period in 2003. This decrease was attributable to a reduction in the number of sales and marketing personnel, including a reduction in personnel and operating costs associated with the Company's office located in Archamps, France.

     Selling, marketing and customer support expenses for the three months ended March 31, 2004 and 2003, respectively, reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.


Research and Development

     Research and development expenses decreased by $51,000, or 19%, to $213,000 for the three months ended March 31, 2004, from $264,000 for the comparable period in 2003. These expenses decreased due to the reduction in the number of technical personnel involved in the development of new products and maintenance of existing products.

     As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment. The Company's efforts to develop its motion control and communications products represented the majority of the research and development expenditures for the three months ended March 31, 2004 and 2003, respectively.

     Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization were reflected in general and administrative expenses, discussed below.


General and Administrative

     General and administrative expenses increased $45,000, or 15%, to $351,000 for the three months ended March 31, 2004, from $306,000 for the comparable period in 2003. This increase resulted from the Company recording legal expenses of $54,000 relating to an unfavorable legal judgment, offset by a reduction in depreciation, amortization, rent and other operating expenses.

     General   and   administrative   costs   include   all  direct   costs  for
administrative and accounting personnel, and all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for the three months ended March 31, 2004 decreased $38,000, or 48%, to $41,000, from $79,000 during the same period in 2003.

Other Income (Expenses)

     Interest  and  other  income  for the three  months  ended  March 31,  2004 increased $6,000 to $8,000 from $2,000 for the three months ended March 31, 2003. This increase resulted primarily from the gain on sale of marketable securities sold in the first quarter of 2004.

     Interest expense decreased $12,000, or 13%, to $83,000, for the three months ended March 31, 2004, compared to $95,000 for the comparable period in 2003. This decrease was attributable to a reduction in the outstanding principal balance of the Company's 10% Senior Notes.


Liquidity and Capital Resources

     At March 31, 2004, the Company had cash and other current assets of $2,753,000, and current liabilities of $1,717,000, resulting in working capital of $1,036,000, compared to working capital of $966,000 at December 31, 2003. This increase in working capital of $70,000 was attributable primarily to an increase in receivables resulting from increased sales for the period ended March 31, 2004.

     Future liquidity is also dependent upon the Company's ability to generate cash flow from operations. Since inception, the Company has generated an operating deficit, making its liquidity dependent on obtaining external financing through debt or equity securities, since obtaining working capital through traditional bank loans or credit lines was difficult. With improving operating cash flows and a stronger working capital position, however, management believes bank loans and lines of credit will be available.

     At March 31, 2004, the Company had $2,426,000 principal balance of senior notes payable outstanding, reported net of a $66,000 discount related to warrants that were issued in connection with the senior notes. Subsequent to the $500,000 principal payment made pursuant to the judgment further described in
Part II, Item 1. Legal Proceedings, the Company has the following principal payments due

         10% Senior Notes due September 30, 2004      $      11,000
         12% Senior Notes due September 30, 2005      $   1,915,000

     The Company's ability to liquidate the senior notes when due in 2005 will be dependent on its ability to generate positive cash flow from operations or obtain alternative sources of debt or equity financing.

     Net cash used in operating activities for the period ended March 31, 2004 was $22,000 compared to cash used in operating activities of $96,000 for the same period in 2003. The improvement in operating cash flows resulted from the increase in sales in 2004, and an increase in accounts payable and accrued expenses, offset by the increase in accounts receivable.

     Net cash provided by investing activities for the period ended March 31, 2004 was $202,000, compared to net cash provided by investing activities of $9,000 for the same period in 2003. This increase resulted primarily from the sale of marketable securities held for investment.

     Net cash used in financing activities for the period ended March 31, 2004 was $241,000 compared to cash used by financing activities of $41,000 for the same period in 2003. The increase in cash used by financing activities for the period ended March 31, 2004 resulted primarily from the payment of $241,000 of the Company's senior notes payable.

     The Company has not been adversely affected by inflation. However, there are continued economic risks inherent in foreign trade, because sales to foreign customers accounted for 36% and 43% of the Company's net sales for the three months ended March 31, 2004 and 2003, respectively.

     The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.


Factors Affecting Future Results

     First quarter net sales increased 17% compared to the prior year, meeting the Company's target revenue, which was expected to increase slightly over the fourth quarter of 2003. Over the past three years, the economic slowdown has led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. In late 2003, it appeared that the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures. In general, increases in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to increases in software license revenue for the Company. However, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. Management believes that its expanded customer base, combined with increases in capital equipment expenditures in the semiconductor and electronics assembly industries, will provide the needed revenues on a quarterly basis to attain a profitable level of operations.

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

Certain Risk Factors

     Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect its financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition to the factors discussed elsewhere in this Form 10-Q, these are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Most of these factors have been discussed in prior filings by the Company with the Securities and Exchange Commission. Although the Company has attempted to list several of the factors that it is currently aware may have an impact on its operations, other factors may in the future prove to be important and the following list should not be considered comprehensive. For a more complete discussion of risk factors, the reader should refer to the Company's Annual Report filed on Form 10-K, for the period ended December 31, 2003, filed March 29, 2004.


Lack of Liquidity

     Since inception, the Company has generated an operating deficit. In addition, the Company has $1,926,000 of senior notes payable, substantially all of which mature in September 2005. The Company's future liquidity is dependent on attaining positive cash flow from operations and obtaining external financing through debt or equity securities. See "Liquidity and Capital Resources".


Operating Losses, Accumulated Deficit

     The consolidated condensed financial statements of the Company for the three months ended March 31, 2004 report net income of $20,000, and an accumulated deficit of $29,074,000. As of that date, the Company had working capital of $1,036,000 and a net stockholders' deficit of $460,000. Losses have resulted principally from costs incurred in connection with research and development and the selling and marketing of the Company's software products. CODE motion control software was introduced commercially in October 1995. The Company's communications products, GEM, CIMConnect and CIM300 were introduced during 1997, 2000, and 2000 respectively. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

Dependence Upon Major Customers

     The quantity of each customer's business with the Company depends substantially on market acceptance of the customer's products that utilize the Company's software products and the development cycle of the customer's products. The Company could be materially adversely affected by a downturn in either customer's sales or their failure to meet sales expectations. The Company will likely from time to time have customers that account for a significant portion of its business.

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

     An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in internal controls.

     During the quarterly period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation with Puma Foundation, Ltd. and Loving Spirit Foundation

     On April 8, 2004, a judgment was entered by the United States District Court for the Middle District of Florida in favor of Puma Foundation, Ltd., a Bermuda limited liability company ("Puma"), and against the Company, in the amount of $200,826 plus interest at the rate of 1.23% per annum, costs and attorney's fees. The judgment resulted from a lawsuit that Puma brought against the Company to obtain payment on a $500,000 10% Senior Note due September 30, 2002. The note was originally issued by the Company to Loving Spirit Foundation, a Florida foundation ("Loving Spirit"), which subsequently transferred the note to Puma. The President of Puma and Loving Spirit is Terri Steffen, the wife of Paul A. Bilzerian, the former President and Chief Executive Officer of the Company.

     Puma had brought a complaint against the Company on January 16, 2003 for payment of the $500,000 10% Senior Note, plus accrued interest thereon. Thereafter Loving Spirit was added to the lawsuit and claimed that the Company also violated Florida Securities laws when the 10% Senior Note was issued to Loving Spirit. The Company's position was that the note was not a valid 10% Senior Note and, as a result, the Company was obligated to repay $500,000 with interest to Puma, but the interest should be at the legal rate rather than 10% per annum, the rate payable on the 10% Senior Notes. Prior to trial, the Company tendered payment in the amount of $376,674 to Puma, $250,000 of which had been previously set-aside in a trust account to be held for payment on the $500,000 10% Senior Note held by Puma. Also prior to trial, Loving Spirit dismissed its securities violation claim against the Company.

     On April 26, 2004, the Company tendered payment to Puma in the amount of $199,098 to be applied toward the judgment amount, thereby paying in full the $500,000 principal balance and all accrued interest. The Company has estimated its obligation for legal fees to be approximately $80,000, which amount is subject to final approval by the court. Through March 31, 2004, the Company has accrued $54,000 of these fees . Once the approved legal fees have been paid in full, the Company will have no further obligation to Puma or Loving Spirit.

     The Company is not currently involved with any other litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION


Proxy Statement

     On April 27, 2004,  the Company  filed its  Definitive  Proxy  Statement on
Schedule 14A, which was simultaneously mailed to its shareholders, announcing the upcoming annual shareholders meeting to be held May 22, 2004, at the Company's headquarters, beginning at 9:00 a.m. Any shareholder desiring a copy of the Proxy Statement may request a copy from the Company.

(a) Exhibit listing


         Exhibit No.   Description

           3.1         Articles of Incorporation (1)
           3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
           3.3         Amended Bylaws
          10.1         Lease with Capitol Properties Four, L.C. (3)
          10.2         1998 Incentive Stock Option Plan (4)
          10.3         Security Agreement with Michael and Barbara Feaster (5)
          10.4 Employment Agreement with Robert H. Reback, President and Chief Executive Officer (6)
          10.5 Employment Agreement with David P. Faulkner, Executive Vice President and Managing Director of Machine
                       Control Products (6)
          10.6 Employment Agreement with Michael D. Feaster, Vice President of Software
                       Development (6)
          10.7 Employment Agreement with Steven K. Sorensen, Vice President and Chief Technical Officer (6)
          10.8         Amendment 1 to 1998 Incentive Stock Option Plan (7)
          10.9         Amendment 2 to 1998 Incentive Stock Option Plan (8)
          10.10        Form of Indemnification Agreement with directors and
                       officers (9)
          10.11 Settlement Agreement and Mutual Release with Peter Manley and Jana Manley (9)
          10.12 Convertible Note Purchase Agreement and Convertible Note with Tsunami Network Partners Corporation (10)
          10.13        Amendment  to  Employment   Agreement  with  Robert  H.
                       Reback, President and Chief Executive Officer (11)
          10.14        Amendment  to  Employment   Agreement   with  David  P.
                       Faulkner,   Executive   Vice  President  of  Sales  and
                       Marketing (11)
          10.15        Amendment  to  Employment  Agreement  with  Michael  D.
                       Feaster, Vice President of Software Development (11)
          31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       --------------------------------------
   (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
   (2) Incorporated by reference to
       Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
   (3) Incorporated by reference from the Registration Statement on Form
       S-2, File No. 333-60, as filed on July 2, 1997.
   (4) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 20, 1998.
   (5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31,2000, filed April 2, 2001.
   (6) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
   (7) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 30, 2001, as filed on May 14, 2001.
   (8) Incorporated by reference to Proxy Statement on Schedule 14A dated
       April 30, 2002, as filed on April 30, 2002.
   (9) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.
  (10) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed on November 14, 2002.
  (11) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 29, 2004.

(b)       Reports on Form 8-K


     No Current Report on Form 8-K was filed by Cimetrix, Incorporated during the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT

                              CIMETRIX INCORPORATED

Dated: May 14, 2004


                                       By: /S/ Robert H. Reback
                                           --------------------
                                           Robert H. Reback
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                       By: /S/ Dennis P. Gauger
                                           --------------------
                                           Dennis P. Gauger
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)