Form 10-Q
period 2004-06-30
CIMETRIX INC
filed 2004-08-16
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of shares outstanding of the registrant's common stock as of August 12, 2004: Common stock, par value $.0001 - 27,807,871 shares

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004


                                      INDEX

                          PART I Financial Information

Item 1. Financial Statements

         a) Consolidated Condensed Balance Sheets..............................3
         b) Consolidated Condensed Statements of Operations....................4
         c) Consolidated Condensed Statements of Cash Flows....................5
         d) Notes to Consolidated Condensed Financial Statements...............7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4.  Controls and Procedures..............................................20


                            PART II Other Information

Item 1.  Legal Proceedings....................................................21

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities.................................................21

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

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

Signatures....................................................................25

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              CIMETRIX INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS
                                                        June 30,    December 31,
                                                           2004            2003
                                                        -------     ------------
                                                     (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                     $      1,169     $     1,389
     Marketable securities                                   33             234
     Accounts receivable, net                             1,179             920
     Inventories                                              7               7
     Prepaid expenses and other current assets               54              89
                                                   ------------     ------------

               Total Current Assets                       2,442           2,639

Property and equipment, net                                  54              84
Technology, net                                             252             276
Other assets                                                 24              33
                                                   ------------     ------------

                                                   $      2,772     $     3,032
                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                              $        155     $       167
     Accrued expenses                                       311             192
     Deferred revenue                                       810             562
     Current portion of long-term debt                       11             752
                                                   ------------     ------------
Total Current Liabilities                                 1,287           1,673

LONG TERM DEBT, net of current portion                    1,860           1,865
                                                   ------------     ------------

         Total Liabilities                                3,147           3,538
                                                   ------------     ------------

STOCKHOLDERS' DEFICIT
     Common stock, $.0001 par value: 100,000,000
       shares authorized, 27,832,871 shares issued            3               3
     Additional paid-in capital                          28,723          28,634
     Treasury stock, at cost                                (49)            (49)
     Accumulated deficit                                (29,052)        (29,094)
                                                   ------------     ------------

         Total Stockholders' Deficit                       (375)           (506)
                                                   ------------     ------------

                                                   $      2,772     $     3,032
                                                   =============    ============


            See notes to consolidated condensed financial statements



                              CIMETRIX INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                      June 30,
                                                     --------------------------   -----------------------
                                                         2004            2003          2004         2003
                                                         ----            ----          ----         ----
SALES
       Software                                     $     551      $      433    $    1,286     $    992
       Services and support                               448             548           778          898
                                                     --------      ----------    ----------     --------

               Total net sales                            999             981         2,064        1,890
                                                     --------      ----------    ----------     --------

OPERATING EXPENSES
     Cost of sales                                        236             187           390          256
     Selling, marketing and customer support              270             319           522          622
     Research and development                             202             219           415          483
     General and administrative                           202             341           553          647
                                                     --------      ----------    ----------     --------

         Total operating expenses                         910           1,066         1,880        2,008
                                                     --------      ----------    ----------     --------

INCOME (LOSS) FROM OPERATIONS                              89             (85)          184         (118)
                                                     --------      -----------   ----------     ---------

OTHER INCOME (EXPENSES)
     Interest and other income                              2               1            10            3
     Interest expense                                     (69)            (81)         (152)        (176)
                                                     ---------     -----------   -----------    ---------

         Total other income (expenses)                    (67)            (80)         (142)        (173)
                                                     ---------     -----------   -----------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                          22            (165)           42         (291)

PROVISION FOR INCOME TAXES                                  -               -             -            -
                                                     --------      -----------   ----------     ---------


NET  INCOME (LOSS)                                   $     22      $     (165)           42         (291)
                                                     ========      ===========   ==========     =========

INCOME (LOSS) PER
COMMON SHARE:
           BASIC                                     $      -         $  (.01)     $      -      $  (.01)
                                                           ==            =====          ===         =====
           DILUTED                                   $      -         $  (.01)     $      -      $  (.01)
                                                           ==            =====          ===         =====
WEIGHTED AVERAGE SHARES
OUTSTANDING:
           BASIC                                   27,660,000      25,513,000    27,643,000    24,784,000
                                                   ==========      ==========    ==========    ==========
           DILUTED                                 27,839,000      25,513,000    27,818,000    24,784,000
                                                   ==========      ==========    ==========    ==========





            See notes to consolidated condensed financial statements



                              CIMETRIX INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                        June 30,
                                                               2004        2003
                                                               ----        ----

Cash Flows from Operating Activities:
  Net income (loss)                                         $    42    $   (291)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Amortization and depreciation                               82         157
     Increase (decrease) in allowance for doubtful accounts    (104)         44
     Common stock issued to retire interest on notes              -          17
     Options issued for services                                  -          22
     Bond discount related to warrants                           21          65
     Changes in assets and liabilities:
          (Increase) in accounts receivable                    (232)       (108)
          (Increase) in inventories                               -          (3)
          (Increase) decrease in prepaid expenses
            and other current assets                             35          (1)
          Increase (decrease) in accounts payable               (12)         35
          Increase  in accrued expenses                         119         108
          Increase in deferred revenue                          248           5
                                                           --------     --------
             Net cash  provided by operating activities         199          50
                                                           --------     --------


Cash Flows from Investing Activities:
     Sale  of marketable securities                             201          68
     Purchase of property and equipment                         (19)         (1)
                                                           --------     --------

             Net cash  provided by
              investing activities                              182          67
                                                           --------     --------

Cash Flows from Financing Activities:
     Purchase of treasury stock                                   -         (41)
       Payments of long-term debt                              (741)          -
       Net proceeds from sale of common stock                   140           -
                                                           ---------    --------

             Net cash  used in financing activities            (601)        (41)
                                                           ---------    --------

Net Increase (Decrease) in Cash and Cash Equivalents           (220)         76
Cash and Cash Equivalents at the Beginning of Period          1,389       1,057
                                                           ---------    --------

Cash and Cash Equivalents at the End of Period           $    1,169    $  1,133
                                                           =========    ========



            See notes to consolidated condensed financial statements

                              CIMETRIX INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

(CONTINUED)

                                                               Six Months Ended
                                                                       June  30,
                                                               2004        2003
                                                               ----        ----

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                              $   222    $     93
      Income taxes                                          $     -    $      -

Supplemental Schedule of Non-cash Investing and Financing
   Activities:
   Interest payable retired with issuance of common stock   $     -    $     17
   Note payable retired with issuance of common stock       $     -    $    500
   Discount recorded for warrants attached to senior notes $ 26 $ - Purchase and retirement of treasury stock acquired by
     reduction in accounts receivable                       $    77    $      -
   Warrants issued for deferred consulting                  $    19    $      -






            See notes to consolidated condensed financial statements

                              CIMETRIX INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The interim financial information of Cimetrix Incorporated (the "Company") as of June 30, 2004 and for the three months and six months ended June 30, 2004 and June 30, 2003 included herein is unaudited, and the balance sheet as of December 31, 2003 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2004. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE 2 - LIQUIDITY

     Historically, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2004, the Company had an accumulated deficit of $29,052,000. As of June 30, 2004, the Company had working capital of $1,155,000 and during the six months ended June 30, 2004, the Company experienced improvement in its results of operations, reporting net income of $42,000 and net cash provided by operating activities of $199,000. Management believes that the combination of existing working capital and continued improvements in operations will be sufficient to assure continuation of the Company's operations through December 31, 2004. There can be no assurance that operations will continue to improve or that the existing working capital will be sufficient to sustain operations through 2004. In addition, the Company has Senior Notes payable due in 2005 in the amount of $1,915,000. If the Company is unable to sustain profitable operations or refinance the Senior Notes due in 2005, it may be unable to continue development of its products and may be required to curtail operations during 2005.

NOTE 3 - STOCK-BASED COMPENSATION

     At June 30, 2004, the Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no stock-based employee compensation expense has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                        Three Months Ended      Six Months Ended
                                             June 30,                June 30,
                                        --------------------  ------------------
                                          2004        2003      2004       2003
                                        --------------------  ------------------

  Net income (loss) as reported         $   22     $  (165)   $   42    $  (291)
  Deduct:
   Total stock-based employee
   compensation expense
   determined under fair value
   based method for all awards             (14)        (62)     (232)      (279)
                                        --------------------  ------------------
                                        --------------------  ------------------

  Net income (loss) pro forma           $    8     $  (227)   $ (190)   $  (570)
                                        --------------------  ------------------
                                        --------------------  ------------------

  Income (Loss) per share:

     Basic - as reported                $    -     $  (.01)   $    -    $  (.01)
                                        --------------------  ------------------
                                        --------------------  ------------------
     Basic - pro forma                  $    -     $  (.01)   $ (.01)   $  (.02)
                                        --------------------  ------------------
                                        --------------------  ------------------

     Diluted - as reported              $    -     $  (.01)   $   -     $  (.01)
                                        --------------------  ------------------
                                        --------------------  ------------------
     Diluted - pro forma                $    -     $  (.01)   $ (.01)   $  (.02)
                                        --------------------  ------------------


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

     A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common share is as follows:

                                      Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                      2004          2003        2004       2003
                                      ----          ----        ----       ----

Weighted average common shares
    Outstanding                 27,660,000    25,513,000  27,643,000 24,784,000
Dilutive effect of :
    Stock options                  111,000            --     108,500         --
    Warrants                        68,000            --      66,500         --
                                ----------    ----------  ---------- -----------
Weighted average common shares
outstanding, assuming dilution  27,839,000    25,513,000  27,818,000 24,784,000
                                ----------    ----------  ---------- ----------

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

NOTE 6 - STOCKHOLDERS' EQUITY

     On June 4, 2004 the Company completed a private offering involving the sale of a total of 400,000 shares of its common stock to three accredited investors at a price of $.35 per share. The net proceeds from the offering of $140,000 are to be used for working capital and general corporate purposes.

     During May 2004, the Company purchased from a customer and subsequently retired 219,375 shares of its common stock at a cost of $.35 per share in exchange for the cancellation of approximately $77,000 in accounts receivable.

     During April 2004, the Company issued to a consultant warrants to purchase for a three-year period a total of 150,000 shares of common stock at prices ranging from $.35 to $.75 per share. The value of these warrants was estimated by the Company at $19,000 using the Black-Scholes pricing model, and was recorded as deferred consulting, a reduction of additional paid in capital that will be amortized to consulting expense over the one-year period of the consulting contract.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

     The Company had previously paid Puma $376,674, $250,000 of which had been deposited in a trust account. On April 26, 2004, the Company paid Puma $199,098 to be applied against the judgment, thereby paying in full the $500,000 principal balance and all accrued interest on the 10% Senior Note. As of June 30, 2004, the Company had included $54,000 in accrued expenses and general and administrative expenses for the estimated legal fees incurred through June 30, 2004 related to the judgment.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     The following is a brief discussion and explanation of significant financial data, which is presented to help the reader better understand the results of the Company's financial performance for the three and six months ended June 30, 2004. The information includes discussions of sales, expenses, capital resources and other significant items.

     This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report and Management's Discussion and Analysis and the audited Consolidated Financial Statements of the Company as of December 31, 2003 and 2002 and the years ended December 31, 2003, 2002 and 2001, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to certain factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Liquidity and Capital Resources" and "Factors Affecting Future Results."


Company Overview

     The Company is the developer of the world's first open architecture, standards-based, personal computer (PC) software for controlling motion-oriented equipment that operates on the factory floor. The Company introduced its first motion control products (CODE) in 1989, and has developed considerable expertise through working with demanding original equipment manufacturer (OEM) customers.

     In 2000, the Company introduced two new product families using the latest in software technologies. Both products complement the Company's CODE motion control family of products. CIMConnect is a next generation design for enabling production equipment in the electronics industries to communicate data to the factory's host computer using the SECS/GEM SEMI (Semiconductor Equipment and Materials International) standard. CIM300 is a family of seven software products that reduces the time required to connect new 300mm semiconductor tools to each other and to host computers in a factory by using the new SEMI 300mm standards. Both products were winners of Semiconductor International's Editor's Choice Award in 2001.

     In 2001, the Company introduced CODE 6.0(TM) with Core Motion after six months of field beta testing at customer sites. CODE 6.0 with Core Motion was the result of 18 months of research and development effort resulting in new technology to move motion control from proprietary motion boards onto the PC. This can result in up to a 50% savings in hardware costs for our OEM customers and positions us for the evolution to network based drives.

     In 2002 and early 2003, the Company designed, field tested and announced the availability of CIM300Expert. This product further reduces the time required by OEM customers to automate a semiconductor tool to comply with the SEMI 300 mm standards. By reducing the implementation time from 12-24 weeks to 6-8 weeks, CIM300Expert dramatically reduces the cost to implement SEMI compliance for equipment suppliers. The Company also introduced additional calibration technology to its CODE 6 product, which allows faster time to market for key Surface Mount Technology ("SMT") customers.

     In 2003 and 2004, the Company began development of a new product named CIMPortal. CIMPortal is the Company's new equipment data acquisition software product based on the Interface A equipment communications standards from SEMI. The Company designed, developed and installed an alpha version of CIMPortal in an Advanced Micro Devices (AMD) production facility in August of 2003 as part of a National Institute of Standards and Technology (NIST) program to develop elements of e-manufacturing for the semiconductor industry. Subsequent to the alpha release, the Company has been developing a new CIMPortal product family and initiated a beta program in June of 2004 with participation from semiconductor OEMs, advanced process control (APC) framework providers, and end users. The Company has timed the beta program to enable the first commercial release of CIMPortal to coincide with the standards proposed to be adopted by SEMI towards the end of 2004.

     The Company sells its products to a large base of customers. However, the Company has a primary focus to sell Software Development Kits (SDK's) to "major OEM customers", which the Company has defined as OEM customers that purchase either its CIM300 SDK or its CODE SDK, which have higher price points than other Cimetrix products.

     All operations of the Company are conducted from its headquarters in Salt Lake City, Utah, with its satellite offices located in Boston, Massachusetts and Archamps, France serving as remote sales offices.

Critical Accounting Policies

     Management's discussion and analysis of the Company's financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following accounting policies significantly affect the way the financial statements are prepared.

Revenue Recognition

     The Company derives revenues from three primary sources: 1) sales of software, 2) sales of application engineering services and 3) sales of technical support services. Software sales are derived from the sale of the Company's off-the-shelf software packages in the machine control and communications product lines. Machine control products include items such as CODE 6.0, CIMControl(TM), and CIMulation(TM). Communications products include items such as CIM300(TM), GEM Host Manager(TM) and CIMConnect(TM). Application engineering sales are derived from the sale of services to design, develop and implement custom software applications. Support sales are fixed annual contracts that provide access to technical support personnel for help in the operation or de-bugging of our software products.

     Before the Company recognizes revenue, the following criteria must be met:

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

     4) Collectibility of the sale is reasonably assured and receipt is probable. Collectibility of a sale is determined on a customer- by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

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

Allowance for Doubtful Accounts

     The Company maintains a reserve for doubtful accounts, which is for estimated losses resulting from uncollectible accounts receivable. In addition, if collectibility becomes doubtful on any receivable, a reserve is set up for the entire amount of such receivable.

Long-Lived Assets

     Long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that their net book value may not by recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination is made.

Statement of Operations Summary

     The following table sets forth the percentage of costs and expenses to net sales derived from the Company's Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2004 and 2003:


                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                           ------------------   ----------------
                                               2004    2003       2004    2003
                                               ----    ----       ----    ----

NET SALES                                      100%    100%       100%    100%
                                               ----    ----       ----    ----

OPERATING EXPENSES
     Cost of sales                              24      19         19      14
     Selling, marketing and customer support    27      32         25      33
     Research and development                   20      23         20      25
     General and administrative                 20      35         27      34
                                               ----    ----       ----    ----

         Total operating expenses               91     109         91     106
                                               ----    ----       ----    ----

INCOME (LOSS) FROM OPERATIONS                    9      (9)         9      (6)

     Interest and other income                   -       -          -       -
     Interest expense                           (7)     (8)        (7)     (9)
                                               ----    ----       ----    ----


NET INCOME (LOSS)                                2%    (17)%        2%    (15)%
                                               ====    ====       ====    ====

Results of Operations

Three Months and Six Months Ended June 30, 2004 Compared to the Three Months and Six Months Ended June 30, 2003

Net Sales

     Net sales increased by $18,000, or 2%, to $999,000, for the three months ended June 30, 2004, from $981,000, for the three months ended June 30, 2003. Net sales increased by $174,000, or 9%, to $2,064,000, for the six months ended June 30, 2004, from $1,890,000, for the six months ended June 30, 2003. The increase in net sales for both the three and six months ended June 30, 2004 was primarily due to an increase in software license revenue as well as an increase in support and training revenue for the period, offset by a decrease in application revenue.

     During the three months ended June 30, 2004, the Company successfully added four new major OEM customers. These four new design wins, coupled with the three new design wins earlier in 2004 and the base of major OEM customers gained over the past several years, have enabled the Company to incrementally increase its base of software support and maintenance contracts. In addition, as more of the Company's major OEM customers release new machines to the marketplace, the Company's runtime license revenue increases as the Company typically receives runtime license revenue associated with every machine shipment.

     In addition to successfully adding four new major OEM customers, the Company entered into a strategic alliance with Brooks Automation to bring the semiconductor industry a more complete automation solution. Brooks Automation has been identified as the world's largest semiconductor automation company by Gartner Dataquest, with strong market shares in both vacuum and atmospheric robotics. Under the terms of the agreement, the Company will provide SECS/GEM/300mm communications standards software and support for Brooks' OEM system automation products.

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

     The following two tables summarize the percent change in net sales for the period covered by this report, compared with the same period of the preceding fiscal year:

                                                           Percent Change
                                                          ---------------
                                                             Percentage
                                                              Increase
Three Months Ended June 30,           2004         2003      (Decrease)
--------------------------------------------------------------------------------
Software revenues                $ 551,000     $433,000           27 %
Application revenues               231,000      350,000          (34)
Support/training revenue           217,000      198,000            9
--------------------------------------------------------------------------------
Total                             $999,000     $981,000            2%
                                  ========     ========           ===

                                                             Percent Change
                                                             --------------
                                                              Percentage
                                                               Increase
Six Months Ended June 30,            2004          2003       (Decrease)
--------------------------------------------------------------------------------
Software revenues              $ 1,286,000     $992,000           29 %
Application revenues               338,000      510,000          (33)
Support/training revenue           440,000      388,000           13
--------------------------------------------------------------------------------
Total                           $2,064,000   $1,890,000            9%
                                ==========   ==========           ===



The following two tables summarize net sales by categories, as a percent of total net revenues:


Three Months Ended June 30,                   2004        2003
---------------------------------------------------------------

Category:
Software revenues                              55%         44%
Application revenues                           23%         36%
Support/training revenue                       22%         20%




Six Months Ended June 30,                     2004        2003
---------------------------------------------------------------

Category:
Software revenues                              62%         52%
Application revenues                           17%         27%
Support/training revenue                       21%         21%



Cost of Sales

     The Company's cost of sales as a percentage of net sales for the three months ended June 30, 2004 and 2003 were approximately 24% and 19%, respectively. Cost of sales increased by approximately $49,000 or 26%, to approximately $236,000 for the three months ended June 30, 2004, from $187,000 for the comparable period in 2003. The Company's cost of sales as a percentage of net sales for the six months ended June 30, 2004 and 2003 were approximately 19% and 14%, respectively. Cost of sales increased by approximately $134,000 or 52%, to approximately $390,000 for the six months ended June 30, 2004, from $256,000 for the comparable period in 2003. These increases were attributable to an increased number of application and integration service projects that the Company provided to its customers for the three and six months ended June 30, 2004. The Company's cost of sales as a percentage of net sales has increased during the first six months of 2004 compared to the same period last year as the Company invested employee and other resources in the development of major OEM customer relationships originating in the fourth quarter of 2003 and the first two quarters of 2004.

     While the Company's focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system. These services are performed primarily by employees of the Company. The costs related to the sale of these services are accounted for as cost of sales.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses decreased $49,000 or 15%, to $270,000 for the three months ended June 30, 2004, from $319,000 for the comparable period in 2003. Selling, marketing and customer support expenses decreased $100,000 or 16%, to $522,000 for the six months ended June 30, 2004, from $622,000 for the comparable period in 2003. These decreases were attributable to a reduction in the number of sales and marketing personnel which occurred in early 2003, including a reduction in personnel and operating costs associated with the Company's satellite office located in Archamps, France.

     Selling, marketing and customer support expenses for the three and six months ended June 30, 2004 and 2003, respectively, reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.


Research and Development

     Research and development expenses decreased by $17,000, or 8%, to $202,000 for the three months ended June 30, 2004, from $219,000 for the comparable period in 2003. Research and development expenses decreased by $68,000, or 14%, to $415,000 for the six months ended June 30, 2004, from $483,000 for the comparable period in 2003. These expenses decreased due to the reduction in the number of technical personnel involved in the development of new products and maintenance of existing products.

     As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment. The Company's efforts to develop its motion control and communications products represented the majority of the research and development expenditures for the three months and six months ended June 30, 2004 and 2003.

     Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization were reflected in general and administrative expenses, discussed below.

General and Administrative

     General and administrative expenses decreased $139,000, or 41%, to $202,000 for the three months ended June 30, 2004, from $341,000 for the comparable period in 2003. General and administrative expenses decreased $94,000, or 14%, to $553,000 for the six months ended June 30, 2004, from $647,000 for the comparable period in 2003. These decreases resulted primarily from a reduction in depreciation and amortization, as well as a reduction in bad debt expense. During the three months ended June 30, 2004, the Company recorded a recovery of bad debts of $104,000, including $77,000 from the purchase and subsequent retirement of 219,375 shares of its common stock at a cost of $.35 per share in exchange for the cancellation of accounts receivable, for which a full reserve for bad debts had been recorded.

     General   and   administrative   costs   include   all  direct   costs  for
administrative and accounting personnel, and all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for the three months ended June 30, 2004 decreased $37,000, or 47%, to $41,000, from $78,000 during the same period in 2003.
Depreciation and amortization expense for the six months ended June 30, 2004 decreased $75,000, or 47%, to $82,000, from $157,000 during the same period in 2003. This decrease was attributable to the impairment of technology assets at December 31, 2003, reducing the balance of these assets to be amortized in the future.

Other Income (Expenses)

     Interest and other income for the three months ended June 30, 2004 increased slightly by $1,000 to $2,000 from $1,000 for the three months ended June 30, 2003. Interest and other income for the six months ended June 30, 2004 increased by $7,000 to $10,000 from $3,000 for the six months ended June 30, 2003. This increase resulted primarily from the gain on sale of marketable securities sold in the first quarter of 2004.

     Interest expense decreased $12,000, or 15%, to $69,000, for the three months ended June 30, 2004, compared to $81,000 for the comparable period in 2003. Interest expense decreased $24,000, or 14%, to $152,000, for the six months ended June 30, 2004, compared to $176,000 for the comparable period in 2003. This decrease was attributable to a reduction in the outstanding principal balance of the Company's 10% Senior Notes.

Liquidity and Capital Resources

     On June 4, 2004, the Company completed a private offering involving the sale of a total of 400,000 shares of its common stock to three accredited investors under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder at a price of $.35 per share. The Company received a total of $140,000 in cash from the transaction, and intends to use the proceeds for working capital and general corporate purposes. The shares were sold through officers and directors of the Company who did not receive any commissions or other remuneration for selling the shares.

     In February 2004, the Company issued 241 warrants in connection with the rollover of certain senior notes payable, extending the due date to September 30, 2005. Each warrant entitles the holder to purchase 500 shares of the Company's common stock on or before September 30, 2005 at $.35 per share. These senior notes and warrants were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. No commissions or other remuneration were paid for the rollover of the notes and the issuance of the warrants.

     At June 30, 2004, the Company had cash and other current assets of $2,442,000 and current liabilities of $1,287,000, resulting in working capital of $1,155,000, compared to working capital of $966,000 at December 31, 2003. This increase in working capital of $189,000 was attributable to factors which include the following: a reclassification of $241,000 from the current portion of senior notes payable to long term-debt during the first quarter of 2004 relating to the rollover of senior notes payable as discussed above, proceeds from the private placement offering closed in June 2004, increased profitability and resulting increase in cash flow from operations, and an increase in receivables resulting from increased sales for the period ended June 30, 2004.

     The Company has historically had an operating deficit, making its liquidity dependent on obtaining external financing through the issuance of debt or equity securities. This operating deficit has made obtaining working capital through traditional bank loans or credit lines more difficult. However, in February of 2004, the Company obtained a $500,000 line of credit from its bank. This line of credit is currently secured by the Company's own cash reserves. In addition, the Company has recently generated cash flows from operations. Future liquidity is dependent upon the Company's ability to continue to generate cash flows from operations or from external financing sources.

     The Company believes that continued improved operations and a stronger working capital position will eventually allow the Company to secure its line of credit or other bank financing by accounts receivable or assets other than cash, and will allow for increased borrowing capacity.

     At June 30, 2004, the Company had $1,926,000 principal balance of senior notes payable outstanding, reported net of a $55,000 discount related to warrants that were issued in connection with the senior notes. The following principal payments on the senior notes are due on the dates indicated:

         10% Senior Notes due September 30, 2004     $         11,000
         12% Senior Notes due September 30, 2005            1,915,000

     The Company's ability to pay the senior notes when due in 2005 will be dependent on its ability to generate positive cash flow from operations or obtain alternative sources of debt or equity financing.

     Net cash provided by operating activities for the six months ended June 30, 2004 was $199,000 compared to cash provided by operating activities of $50,000 for the same period in 2003. The improvement in operating cash flows resulted from the improvement of net income 2004, and increases in accrued expenses and deferred revenue, offset by the increase in accounts receivable.

     Net cash provided by investing activities for the six months ended June 30, 2004 was $182,000, compared to net cash provided by investing activities of $67,000 for the same period in 2003. This increase resulted primarily from increased sales of marketable securities held for investment.

     Net cash used in financing activities for the six months ended June 30, 2004 was $601,000 compared to cash used by financing activities of $41,000 for the same period in 2003. The increase in cash used by financing activities for the period ended June 30, 2004 resulted from the payment of $741,000 of the Company's senior notes payable, offset by the proceeds from the private placement sale of common stock of $140,000.

     The Company has not been adversely affected by inflation. However, there are potential economic risks inherent in foreign trade. Sales to foreign customers accounted for 53% and 40% of the Company's net sales for the three months ended June 30, 2004 and 2003, respectively. To minimize the risk from changes in foreign currency exchange rates, the Company's export sales are transacted in United States dollars.

     The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.


Factors Affecting Future Results

     Net sales for the first six months of 2004 increased 9% compared to the prior year, meeting the Company's target revenue, which was expected to increase slightly over the prior year period. Over the past three years, the economic slowdown has led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. In late 2003 and during the first half of 2004, it appeared that the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures. In general, increases in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to increases in software license revenue for the Company. In addition, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. Management believes that its expanded customer base, combined with increases in capital equipment expenditures in the semiconductor and electronics assembly industries, will provide the needed revenue to maintain a profitable level of operations.

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

Operating Losses, Accumulated Deficit and Lack of Liquidity

     The Company has an accumulated operating deficit of $29,052,000 at June 30, 2004. In addition, the Company has $1,926,000 of senior notes payable, substantially all of which mature in September 2005. The Company's future liquidity is dependent on sustaining positive cash flows from operations and obtaining external financing through debt or equity securities. See "Liquidity and Capital Resources". If the Company is unable to generate the cash flow necessary to sustain future operations and retire its outstanding debt, or acquire external financing to meet the needs, its future operations would be materially adversely affected.

Highly Competitive Industry

     The Company is engaged in a highly competitive industry involving rapidly changing products. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environments in the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties.

Dependence Upon Major Customers

     The quantity of each customer's business with the Company depends substantially on market acceptance of the customer's products that utilize the Company's software products and the development cycle of the customer's products. The Company could be materially adversely affected by a downturn in either customer's sales or their failure to meet sales expectations. The Company will likely from time to time have customers that account for a significant portion of its business and any adverse developments on such customers' business would adversely affect the Company.

Risk of Technological Changes

     The markets for the Company's products are new and emerging and as such these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions. The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time. Accordingly, the life cycle of the Company's products is difficult to estimate. The Company's future success will depend in large part on its ability to enhance its products and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and gain a competitive advantage.

Dependence Upon Key Personnel

     The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert H. Reback, President and Chief Executive Officer, David P. Faulkner, Executive Vice President of Sales and Marketing., and Michael D. Feaster, Vice President of Software Development. The loss of any member of the Company's senior management team could adversely affect the Company's business prospects. The Company does not maintain key-man insurance for any of its key management personnel.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK

     A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments. The Company does not utilize derivative instruments to offset the exposure to interest rates. Significant changes in interest rates may have a material impact on the Company's investment income, but not on the Company's consolidated results of operations.

     The Company does have significant sales to foreign customers and is therefore subject to changes in foreign currency exchange rates. The Company does not utilize derivative instruments to offset the exposure to changes in foreign currency exchange rates. To minimize this risk, the Company's export sales are transacted in United States dollars

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

     Based on their evaluations as of June 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     On April 26, 2004, the Company tendered payment to Puma in the amount of $199,098 to be applied toward the judgment amount, thereby paying in full the $500,000 principal balance and all accrued interest. The Company has estimated and accrued, an obligation for legal fees of approximately $54,000, which amount is subject to final determination by the court. Once the determined legal fees have been paid in full, the Company will have no further obligation to Puma or Loving Spirit.

     The Company is not currently involved with any other litigation.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         (c)      Recent Sales of Unregistered Securities

     On June 4, 2004, the Company completed a private offering involving the sale of a total of 400,000 shares of its common stock to three accredited investors under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder at a price of $.35 per share. The Company received a total of $140,000 in cash from the transaction, and intends to use the proceeds for working capital and general corporate purposes. The shares were sold through the officers and directors of the Company who did not receive any commissions or other compensation for selling the shares.

     In February 2004, the Company issued 241 warrants in connection with the rollover of certain senior notes payable, extending the due date to September 30, 2005. Each warrant entitles the holder to purchase 500 shares of the Company's common stock on or before September 30, 2005 at $.35 per share. These senior notes and warrants were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. No commissions or other remuneration were paid for the rollover of the notes and the issuance of the warrants.

     During April 2004, the Company issued to a consultant warrants to purchase for a three-year period a total of 150,000 shares of common stock at prices ranging from $.35 to $.75 per share. The value of these warrants was estimated by the Company at $19,000 using the Black-Scholes pricing model, and was recorded as deferred consulting, a reduction of additional paid in capital that will be amortized to consulting expense over the one-year period of the consulting contract.

         (e)      Issuer Purchases of Equity Securities


Information concerning the current quarter stock repurchases is set forth below.


                                              (c) Total         (d) Maximum
                                              Number of Shares  Number of Shares
                     (a) Total                Purchased as      that May Yet Be
                     Number of   (b) Average  Part of Publicly  Purchased Under
                     Shares      Price Paid   Announced Plans   the Plans or
Period               Purchased   per Share    or Programs       Programs
------------------   ---------   -----------  ----------------  ----------------
------------------   ---------   -----------  ----------------  ----------------
Month  #4:
April 1 through 30,
2004                   none          --             --                --
------------------   ---------   -----------  ----------------  ----------------
Month  #5:
May 1 through 31,
2004                  219,375      $.35             --                --
------------------   ---------   -----------  ----------------  ----------------
Month #6:
June 1 through 30,
2004                   none          --             --                --
------------------   ---------   -----------  ----------------  ----------------

     During May 2004, the Company purchased from a customer and subsequently retired 219,375 shares of its common stock at a cost of $.35 per share in exchange for the cancellation of approximately $77,000 in accounts receivable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on May 22, 2004. The shareholders voted, either in person or by proxy, on the following five proposals, with the results of the shareholder vote as follows:

1. To elect four directors to the Company's Board of Directors, one for a three-year term, two for a two year term and one for a one-year term. The four nominees receiving the most votes were elected.


        Scott C. Chandler       (two-year term)       24,505,340
        Michael B. Thompson     (one-year term)       24,505,140
        C. Alan Weber           (three-year term)     24,504,240
        Robert H. Reback        (two-year term)       24,392,840

2. To amend the Company's 1998 Stock Option Plan to authorize an additional 1,000,000 shares of common stock to be made available for issuance under the plan.

                                For:                   8,959,465
                                Against:                 931,229
                                Abstain:               5,511,587

3. To approve a reverse stock split of the Company's common stock in the range of 1-for-3 to 1-for-7, to be made at the sole discretion of the Board of Directors at any time during the period from May 22, 2004 to May 22, 2005.

                                For:                  18,568,923
                                Against:               6,053,706
                                Abstain:                  76,465

4. To approve an amendment to the Articles of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 shares to an amount within the range of 15,000,000 shares to 30,000,000 shares, to be made at the sole discretion of the Board of Directors at any time during the period from May 22, 2004 to May 22, 2005.

                                For:                  18,744,965
                                Against                5,934,999
                                Abstain:                  19,130

5. To ratify the appointment of Tanner + Co. as the Company's independent public accountants for the year ending December 31, 2004.

                                For:                  24,351,594
                                Again:                   250,645
                                Abstain:                  96,855

ITEM 5.  OTHER INFORMATION

     During the quarter ended June 30, 2004, the Company completed additional portions of its corporate governance compliance program, including finalizing its code of business conduct and ethics and establishing the procedures by which shareholders may directly contact the Company's board of directors.

     In connection with the development of a code of business conduct and ethics for all employees, officers and directors, the Company completed a separate code of conduct and ethics outlining the special obligations of its senior financial management, including its chief executive officer, chief financial officer and controller. This document is attached to this quarterly report as Exhibit 14.

     The board of directors of the Company believes that an important part of good corporate governance is to address the concerns of shareholders. The Company will continue its policy of reviewing all written communications from shareholders and responding to those communications as appropriate. Shareholders can send communications to the board of directors in either one of the following ways:

o In writing, to Cimetrix, Inc., 6979 South High Tech Drive, Salt Lake City, UT 84047-3757, Attention: Board of Directors.

o    By e-mail, at directors@cimetrix.com.
                   ----------------------

     Matters relating to the Company's financial statements, accounting practices or internal controls should be specifically addressed to the Chairman of the Audit Committee. As a matter of policy, a copy of all other written communications from shareholders will be provided to the Chairman of the Audit Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit listing

  Exhibit
    No.   Description
   -----  ---------------------------
     3.1  Articles of Incorporation (1)
     3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
     3.3  Amended Bylaws (3)
     10.1 2004 Amendment to 1998 Incentive Stock Option Plan*
     10.2 Independent Contractor Agreement with Dennis P. Gauger, Chief Financial Officer*
     10.3 Warrant Agreement with Dennis P. Gauger, Chief Financial Officer*
     31.1 Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
     31.2 Certification  of  Principal   Financial   Officer  pursuant  to  Rule
          13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
     32.1 Certification  of  Principal  Executive  Officer  pursuant to 18 U.S.C
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
     32.2 Certification  of  Principal  Financial  Officer  pursuant to 18 U.S.C
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
     99.1 Special Obligations of Certain Officers*
     99.2 Press Release dated August 16, 2004*

         --------------------------------------

      *   Exhibits filed with this report.
     (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
     (2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
     (3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b)       Reports on Form 8-K

     On April 15, 2004, the Company filed a report on Form 8-K disclosing an unfavorable judgment entered by the United States District Court for the Middle District of Florida. The judgment resulted from a lawsuit brought against the Company by Puma Foundation, Ltd.

     On May 4, 2004, the Company filed a report on Form 8-K reporting the appointment of Dennis P. Gauger as the Company's Chief Financial Officer.

     On May 28, 2004, the Company filed a report on Form 8-K, reporting the results of its annual meeting of shareholders and presenting a copy of the slide presentation given at the meeting.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT

                              CIMETRIX INCORPORATED

Dated: August 16, 2004


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