Form 10-Q
period 2004-09-30
CIMETRIX INC
filed 2004-11-15
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of shares outstanding of the registrant's common stock as of November 15, 2004: Common stock, par value $.0001 - 27,819,121 shares

                             CIMETRIX INCORPORATED
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21

Item 4.  Controls and Procedures..............................................22


                            PART II Other Information

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities.................................................23

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24

Signatures....................................................................25

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              CIMETRIX INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS
                                                   September 30,    December 31,
                                                           2004            2003
                                                        -------     ------------
                                                     (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                     $      1,431     $     1,389
     Marketable securities                                   33             234
     Accounts receivable, net                               767             920
     Inventories                                              7               7
     Prepaid expenses and other current assets               94              89
                                                   ------------     ------------

               Total Current Assets                       2,332           2,639

Property and equipment, net                                  41              84
Technology, net                                             241             276
Other assets                                                 19              33
                                                   ------------     ------------

                                                   $      2,633     $     3,032
                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                              $        380     $       167
     Accrued expenses                                       205             192
     Deferred revenue                                       437             562
     Current portion of long-term debt                    1,163             752
                                                   ------------     ------------
Total Current Liabilities                                 2,185           1,673

LONG TERM DEBT, net of current portion                      671           1,865
                                                   ------------     ------------

         Total Liabilities                                2,856           3,538
                                                   ------------     ------------

STOCKHOLDERS' DEFICIT
     Common stock, $.0001 par value: 100,000,000
       shares authorized, 27,844,121 and 27,652,246
       shares issued                                          3               3
     Additional paid-in capital                          28,774          28,634
     Treasury stock, at cost                                (49)            (49)
     Accumulated deficit                                (28,951)        (29,094)
                                                   ------------     ------------

         Total Stockholders' Deficit                       (223)           (506)
                                                   ------------     ------------

                                                   $      2,633     $     3,032
                                                   =============    ============


            See notes to consolidated condensed financial statements



                              CIMETRIX INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands, except per share and share amounts)
                                   (Unaudited)

                                                          Three Months Ended           Nine Months Ended
                                                                September 30,              September 30,
                                                     --------------------------   -----------------------
                                                         2004            2003          2004         2003
                                                         ----            ----          ----         ----
SALES
       Software                                     $     776      $      200    $    2,062     $  1,192
       Services and support                               437             246         1,215        1,144
                                                     --------      ----------    ----------     --------

               Total net sales                          1,213             446         3,277        2,336
                                                     --------      ----------    ----------     --------

OPERATING EXPENSES
     Cost of sales                                        307              93           697          349
     Selling, marketing and customer support              268             286           790          908
     Research and development                             197             209           612          692
     General and administrative                           298             217           851          864
                                                     --------      ----------    ----------     --------

         Total operating expenses                       1,070             805         2,950        2,813
                                                     --------      ----------    ----------     --------

INCOME (LOSS) FROM OPERATIONS                             143            (359)          327         (477)
                                                     --------      -----------   ----------     ---------

OTHER INCOME (EXPENSES)
     Interest income                                        4               1             9            3
     Interest expense                                     (68)            (63)         (220)        (239)
     Other income (expense)                                22             (29)           27          (28)
                                                     ---------     -----------   -----------    ---------

         Total other income (expenses)                    (42)            (91)         (184)        (264)
                                                     ---------     -----------   -----------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                         101            (450)          143         (741)

PROVISION FOR INCOME TAXES                                  -               -             -            -
                                                     --------      -----------   ----------     ---------


NET  INCOME (LOSS)                                   $    101      $     (450)          143         (741)
                                                     ========      ===========   ==========     =========

INCOME (LOSS) PER COMMON SHARE:
           BASIC                                     $      -         $  (.02)     $    .01      $  (.03)
                                                           ==            =====          ===         =====
           DILUTED                                   $      -         $  (.02)     $    .01      $  (.03)
                                                           ==            =====          ===         =====
WEIGHTED AVERAGE SHARES OUTSTANDING:
           BASIC                                   27,813,000      25,513,000    27,701,000    25,031,000
                                                   ==========      ==========    ==========    ==========
           DILUTED                                 29,047,000      25,513,000    28,228,000    25,031,000
                                                   ==========      ==========    ==========    ==========





            See notes to consolidated condensed financial statements



                              CIMETRIX INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                              2004        2003
                                                              ----        ----

Cash flows from operating activities:
  Net income (loss)                                        $   143    $   (741)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in)operating activities:
      Amortization and depreciation                            130         237
      (Decrease) in allowance for doubtful accounts           (104)        (56)
      Gain on extinguishment of debt                           (22)          -
      Options issued for services                               21          22
      Bond discount related to warrants                         32          72
      Changes in assets and liabilities:
         Decrease in accounts receivable                       180         283
         (Increase) in inventories                               -          (3)
         (Increase) in prepaid expenses
            and other current assets                            (5)        (33)
         Increase in accounts payable                          213         147
         Increase in accrued expenses                           13           2
         (Decrease) in deferred revenue                       (125)       (101)
                                                        -----------  -----------

  Net cash provided by (used in) operating activities          476        (171)
                                                        -----------  -----------


Cash flows from investing activities:
  Proceeds from sale of marketable securities                  201         163
  Purchase of property and equipment                           (28)         (3)
                                                        -----------  -----------

  Net cash provided by investing activities                    173         160
                                                       -----------  -----------

Cash flows from financing activities:
  Purchase of treasury stock                                     -         (41)
  Payments of long-term debt                                  (747)          -
  Net proceeds from sale of common stock                       140           -
                                                        -----------  -----------

  Net cash used in financing activities                       (607)        (41)
                                                        -----------  -----------

Net increase (decrease) in cash and cash equivalents            42         (52)
Cash and cash equivalents at the beginning of period         1,389       1,057
                                                        -----------  -----------

Cash and cash equivalents at the end of period          $    1,431  $    1,005
                                                        =========== ============




            See notes to consolidated condensed financial statements

                              CIMETRIX INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

(CONTINUED)


                                                             Nine Months Ended
                                                               September 30,
                                                              2004        2003
                                                              ----        ----

Supplemental disclosures of cash flow information:
Cash paid during the period for:
               Interest                                     $  222     $   93
               Income taxes                                 $    -     $    -

Supplemental schedule of non-cash investing and financing
  activities:
  Interest payable retired with issuance of common stock    $    -     $   17
  Note payable retired with issuance of common stock        $    -     $  500
  Discount recorded for warrants attached to senior notes $ 46 $ - Purchase and retirement of treasury stock acquired by
    reduction in accounts receivable                        $   77     $    -
  Warrants issued for deferred consulting expense           $   19     $    -






            See notes to consolidated condensed financial statements

                              CIMETRIX INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The interim financial information of Cimetrix Incorporated (the "Company") as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and September 30, 2003 included herein is unaudited, and the balance sheet as of December 31, 2003 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2004. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


NOTE 2 - LIQUIDITY

     Historically, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2004, the Company had an accumulated deficit of $28,951,000 and a stockholders' deficit of $223,000. The Company has improved the results of its operations during the nine months ended September 30, 2004, reporting net income of $143,000 and net cash provided by operating activities of $476,000. As discussed in Note 5, the Company recently completed an exchange offer with the holders of its Senior Notes, resulting in a 10% reduction in principal amount for early repayment of $508,000 of the Senior
Notes and  extending  the  maturity  date of $703,000  of the Senior  Notes from
September 30, 2005 to September 30, 2006. Management believes that the improvement in operations and operating cash flows and a more favorable debt reduction schedule for the Senior Notes will be sufficient to assure continuation of the Company's operations through September 30, 2005. However, there can be no assurance that operations and operating cash flows will remain at current levels or continue to improve in the near future. If the Company is unable to sustain profitable operations and positive operating cash flows and meet scheduled debt obligations, it may be unable to continue development of its products and may be required to curtail operations.

NOTE 3 - STOCK-BASED COMPENSATION

     At September 30, 2004, the Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no stock-based employee compensation expense has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                   Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                 -----------------------------------------------
                                     2004        2003        2004       2003
                                 -----------------------------------------------

 Net income (loss) as reported    $   101     $  (450)    $   143    $  (741)
 Deduct:
  Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards         (45)        (36)       (277)      (323)
                                  ----------------------------------------------
                                  ----------------------------------------------

Net income (loss) pro forma       $    56     $  (486)    $  (134)   $(1,064)
                                  ----------------------------------------------
                                  ----------------------------------------------

Income (loss) per share:
    Basic - as reported           $    -      $  (.02)    $   .01    $  (.03)
                                  ----------------------------------------------
                                  ----------------------------------------------
    Basic - pro forma             $    -      $  (.02)    $     -    $  (.05)
                                  ----------------------------------------------
                                  ----------------------------------------------

    Diluted - as reported         $    -      $  (.02)    $   .01    $  (.03)
                                  ----------------------------------------------
                                  ----------------------------------------------
    Diluted - pro forma           $    -      $  (.02)    $     -    $  (.05)
                                  ----------------------------------------------


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

     A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common share is as follows:

                                    Three Months Ended         Nine Months Ended
                                          September 30,            September 30,
                                       2004        2003         2004        2003
                                       ----        ----         ----        ----

Weighted average common shares
 outstanding                     27,813,000  25,513,000   27,701,000  25,031,000
Dilutive effect of :
 Stock options                      920,000          --      405,000          --
 Warrants                           314,000          --      122,000          --
                                 ----------  ----------   ---------- -----------
Weighted average common shares
 outstanding, assuming dilution  29,047,000  25,513,000   28,228,000  25,031,000
                                 ----------  ----------   ----------  ----------

NOTE 5 - SENIOR NOTES PAYABLE

     As of September 30, 2004, the Company had $1,893,000 of Senior Notes outstanding, $1,834,000 net of discount. In September 2004, the Company completed an exchange offer with the holders of the Senior Notes, offering three options: 1) surrender Senior Notes and related warrants for early retirement of the Senior notes at 90% of the principal amount of the Senior Notes on October 1, 2004; 2) extend the due date of the Senior Notes and expiration date of related warrants from September 30, 2005 to September 30, 2006, with the interest rate on the Senior Notes reduced from 12% to 8% during the last year; and 3) elect to hold the Senior Notes and related warrants with no change in terms. Holders of $508,000 of Senior Notes elected option 1, holders of $703,000 of Senior Notes elected option 2 and holders of $704,000 of Senior Notes elected option 3.

     Of the holders of Senior Notes electing early retirement under option 1, holders of $267,000 of Senior Notes were repaid by the Company on October 1, 2004. The decision of one holder of $241,000 of Senior Notes electing early retirement under option 1 is subject to court approval and will not be completed until the holder obtains such approval. The Company recorded a gain on early extinguishment of debt of $22,000 in September 2004, net of unamortized discount related to warrants of $5,000 with respect to the Senior Notes paid October 1, 2004.

     In connection with the extension of the due date of $703,000 of Senior Notes and the expiration date of related warrants to September 30, 2006, an additional value attributed to the warrants was estimated by the Company at $20,000 using the Black-Scholes pricing model, and was recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid in capital in September 2004. This additional discount will be accreted and recognized as interest expense over the remaining life of the related Senior Notes.

     In February 2004, the Company issued 241 warrants in connection with the rollover of certain Senior Notes. Each warrant entitles the holder to purchase 500 shares of the Company's common stock on or before September 30, 2005 at $.35 per share. The value of these warrants was estimated by the Company at $26,000 using the Black-Scholes pricing model, and was recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital. This additional discount will be accreted and recognized as interest expense over the remaining life of the related Senior Notes. The holder of these Senior Notes and warrants elected early redemption under option 1 of the Exchange Offer described above, but must obtain court approval of its decision before the early redemption is finalized.

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

     During July 2004, the Company issued to a consultant warrants to purchase for a three-year period a total of 50,000 shares of common stock at a price of $.48 per share. The value of these warrants was estimated by the Company at $15,000 using the Black-Scholes pricing model, and was recorded as consulting expense in August 2004, the month the services rendered by the consultant were completed.

     During August 2004, the Company issued 11,250 shares of common stock in net settlement of a cashless exercise of stock options by a former officer and employee. The Company recorded compensation expense and an increase to additional paid-in capital of $6,000 related to this transaction.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     On April 8, 2004, a judgment was entered by the United States District Court for the Middle District of Florida against the Company in the amount of $200,826 plus interest at the rate of 1.23% per annum, costs and attorneys' fees. The judgment resulted from a lawsuit brought against the Company by Puma Foundation, Ltd. ("Puma") in January 2003 seeking payment on a $500,000 10% Senior Note due September 30, 2002. [See Part II, Item 1. Legal Proceedings, for further discussion of this matter]

     The Company had previously paid Puma $376,674, $250,000 of which had been deposited in a trust account. On April 26, 2004, the Company paid Puma $199,098 to be applied against the judgment, thereby paying in full the $500,000 principal balance and all accrued interest on the 10% Senior Note. As of September 30, 2004, the Company had included $79,246 in accrued expenses and general and administrative expenses for the estimated costs and attorneys' fees related to the judgment. Subsequently, on October 1, 2004, the Company paid to Puma the $79,246 and the Company has no further obligation to Puma.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company's financial performance for the three and nine months ended September 30, 2004. The information includes discussions of sales, expenses, capital resources and other significant items.

     This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report and Management's Discussion and Analysis and the audited Consolidated Financial Statements of the Company as of December 31, 2003 and 2002 and the years ended December 31, 2003, 2002 and 2001, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Liquidity and Capital Resources" and "Factors Affecting Future Results."

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

     In 2001, the Company introduced CODE 6.0(TM) with Core Motion after six months of field beta testing at customer sites. CODE 6.0 with Core Motion was the result of 18 months of research and development effort resulting in new technology to move motion control from proprietary motion boards onto the PC. This can result in up to a 50% savings in hardware costs for OEM customers and positions the Company for the evolution to network based drives.

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

     The Company has also been actively engaged in promoting the new SEMI standards for Interface A. During September 2004, the Company conducted a number of workshops on Interface A and Cimetrix's new CIMPortal product family including a 4 hour tutorial during the SEMATECH sponsored AEC/APC Symposium in Denver, Colorado.

     The Company sells its products to a large base of customers. However, the Company has a primary focus to sell Software Development Kits (SDK's) to "major OEM customers", which the Company has defined as OEM customers that purchase either its CIM300 SDK or its CODE SDK, which have higher price points than other Cimetrix products. Cimetrix sells other SDK products to OEM customers, but since the other SDK products have lower price points than the CIM300 or the CODE SDK, the Company does not classify these customers as "major OEM customers".

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

     4) Collectibility of the sale is reasonably assured and receipt is probable. Collectibility of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

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

Statement of Operations Summary

     The following table sets forth the percentage of costs and expenses to net sales derived from the Company's Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2004 and 2003:

                                        Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                        ------------------     -----------------
                                          2004       2003       2004      2003
                                          ----       ----       ----      ----

NET SALES                                  100%       100%       100%      100%
                                          ----       ----       ----      ----

OPERATING EXPENSES
  Cost of sales                             25         21         21        15
  Selling, marketing and customer support   22         64         24        39
  Research and development                  16         47         19        30
  General and administrative                25         49         26        37
                                          ----       ----       ----      ----

    Total operating expenses                88        180         90       120
                                          ----       ----       ----      ----

INCOME (LOSS) FROM OPERATIONS               12        (80)        10       (20)

  Interest income                            -          -          -         -
  Interest expense                           6         14          7        10
  Other Gain/(Loss)                          2         (7)         1        (1)
                                          ----       -----      ----      ----

NET INCOME (LOSS)                            8%      (101)%        4%      (32)%
                                          =====      ======     ====      ======


Results of Operations

     Three Months and Nine Months Ended September 30, 2004 Compared to the Three Months and Nine Months Ended September 30, 2003

Net Sales

     Net sales increased by $767,000, or 172%, to $1,213,000, for the three months ended September 30, 2004, from $446,000, for the three months ended September 30, 2003. Net sales increased by $941,000, or 40%, to $3,277,000, for the nine months ended September 30, 2004, from $2,336,000, for the nine months ended September 30, 2003. The increase in net sales for both the three and nine months ended September 30, 2004 was primarily due to an increase in software license revenue which included during the third quarter of 2004 a $300,000 buyout of a future commitment by a discontinuing customer of the Company.

     During the three months ended September 30, 2004, the Company successfully added one new major OEM customer. This new design win, coupled with the seven new design wins earlier in 2004 and the base of major OEM customers gained over the past several years, have enabled the Company to incrementally increase its base of software support and maintenance contracts. In addition, as more of the Company's major OEM customers release new machines to the marketplace, the Company's runtime license revenue increases as the Company typically receives runtime license revenue associated with every machine shipment.

     Though the Company's software revenues over the past three years have been negatively impacted by an economic slowdown in the semiconductor industry, management believes that there are indications of an increase in the general economic conditions of the SMT and semiconductor markets, the primary markets served by the Company. Management hopes to see a corresponding increase in the respective capital equipment markets in the near future, which should result in increased software revenues for the Company.

     While the Company cannot predict market conditions for subsequent quarters, it continues to market its products aggressively in order to seek to broaden its customer base.

     The following two tables summarize the percent change in net sales for the period covered by this report, compared with the same period of the preceding fiscal year:


                                                           Percent Change
                                                          ---------------
                                                             Percentage
                                                              Increase
Three Months Ended September 30,      2004         2003      (Decrease)
--------------------------------------------------------------------------------
Software revenues                $ 776,000     $200,000          288 %
Services and support revenues      437,000      246,000           78
--------------------------------------------------------------------------------
Total                           $1,213,000     $446,000          172%
                                ==========     ========          ===




                                                             Percent Change
                                                             --------------
                                                              Percentage
                                                               Increase
Nine Months Ended September 30,       2004         2003       (Decrease)
--------------------------------------------------------------------------------
Software revenues              $ 2,062,000     $1,192,000           73%
Services and support revenues    1,215,000      1,144,000            6
--------------------------------------------------------------------------------
Total                           $3,277,000     $2,336,000           40%
                                ==========     ==========           ===

     The following two tables summarize net sales by categories, as a percent of total net revenues:


Three Months Ended September 30,              2004        2003
---------------------------------------------------------------

Category:
Software revenues                              64%         45%
Services and support revenues                  36%         55%




Nine Months Ended September 30,               2004        2003
---------------------------------------------------------------

Category:
Software revenues                              63%         51%
Services and support revenues                  37%         49%



Cost of Sales

     The Company's cost of sales as a percentage of net sales for the three months ended September 30, 2004 and 2003 were approximately 25% and 21%, respectively. The Company's cost of sales as a percentage of net sales for the nine months ended September 30, 2004 and 2003 were approximately 21% and 15%, respectively. The Company's cost of sales as a percentage of net sales increased during the three and nine months ended September 30, 2004 compared to the same periods last year as the Company invested employee and other resources in the development of major OEM customer relationships beginning in the fourth quarter of 2003 and continuing throughout the first three quarters of 2004.

     While the Company's focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system. These services are performed primarily by employees of the Company. The costs related to the sale of these services are accounted for as cost of sales.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses decreased $18,000 or 6%, to $268,000 for the three months ended September 30, 2004, from $286,000 for the comparable period in 2003. Selling, marketing and customer support expenses decreased $118,000 or 13%, to $790,000 for the nine months ended September 30, 2004, from $908,000 for the comparable period in 2003. These decreases were attributable to a reduction in the number of sales and marketing personnel which occurred in early 2003, including a reduction in personnel and operating costs associated with the Company's satellite office located in Archamps, France.

     Selling, marketing and customer support expenses for the three and nine months ended September 30, 2004 and 2003, respectively, reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows.


Research and Development

     Research and development expenses decreased by $12,000, or 6%, to $197,000 for the three months ended September 30, 2004, from $209,000 for the comparable period in 2003. Research and development expenses decreased by $80,000, or 12%, to $612,000 for the nine months ended September 30, 2004, from $692,000 for the comparable period in 2003. These expenses decreased due to the reduction in the number of technical personnel involved in the development of new products and maintenance of existing products.

   As the Company's products have matured, emphasis has moved from development and software enhancements to providing services and support to customers as they prepare for and begin to ship the Company's products on their equipment. The Company's efforts to develop its motion control and communications products represented the majority of the research and development expenditures for the three months and nine months ended September 30, 2004 and 2003.

     Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative expenses, discussed below.

General and Administrative

     General and administrative expenses increased $81,000, or 37%, to $298,000 for the three months ended September 30, 2004, from $217,000 for the comparable period in 2003. This increase resulted from additional legal expenses recorded in September 2004 relating to an obligation to pay costs and attorneys' fees related to the Puma litigation [See Part II, Item 1. Legal Proceedings] as well as a $15,000 expense recorded for warrants issued to a consultant during the period ending September 30, 2004. General and administrative expenses decreased $13,000, or 2%, to $851,000 for the nine months ended September 30, 2004, from $864,000 for the comparable period in 2003. These decreases resulted primarily from a reduction in depreciation and amortization, as well as a reduction in bad debt expense. During the second quarter of 2004, the Company recorded a recovery of bad debts of $104,000, including $77,000 from the purchase and subsequent retirement of 219,375 shares of its common stock at a cost of $.35 per share in exchange for the cancellation of accounts receivable, for which a full reserve for bad debts had been recorded.

     General   and   administrative   costs   include   all  direct   costs  for
administrative and accounting personnel, and all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for the three months ended September 30, 2004 decreased $41,000, or 51%, to $39,000, from $80,000 during the same period in 2003.
Depreciation and amortization expense for the nine months ended September 30, 2004 decreased $116,000, or 49%, to $121,000, from $237,000 during the same period in 2003. This decrease was attributable to the impairment of technology assets at December 31, 2003, reducing the balance of these assets to be amortized in the future.

Other Income (Expenses)

     Interest income for the three months ended September 30, 2004 increased slightly by $3,000 to $4,000 from $1,000 for the three months ended September 30, 2003. Interest income for the nine months ended September 30, 2004 increased by $6,000 to $9,000 from $3,000 for the nine months ended September 30, 2003. These increases resulted primarily from the Company earning a higher rate of return on its cash reserves during the nine months ended September 30, 2004.

     Interest expense increased $5,000, or 8%, to $68,000, for the three months ended September 30, 2004, compared to $63,000 for the comparable period in 2003. Interest expense decreased $19,000, or 8%, to $220,000, for the nine months ended September 30, 2004, compared to $239,000 for the comparable period in 2003. This decrease was attributable to a reduction in the outstanding principal balance of the Company's 10% Senior Notes.

     During the three months ended September 30, 2004, the Company recognized a net $22,000 gain relating to the early extinguishment of a portion of the Company's 12% Senior Notes (See Note 5, Senior Notes Payable, to the consolidated condensed financial statements ). During the same period in 2003, the Company recognized other losses of $29,000, a portion of which came from the sale of the Company's marketable securities. These securities are held in conservative bond funds and can fluctuate in value from time to time. Differences between the cost and fair market value of the Company's bond funds have not been material.

Liquidity and Capital Resources

     As of September 30, 2004, the Company had $1,893,000 of Senior Notes outstanding, $1,834,000 net of discount . In September 2004, the Company completed an exchange offer with the holders of the Senior Notes, offering three options: 1) surrender Senior Notes and related warrants for early retirement of the Senior notes at 90% of the principal amount of the Senior Notes on October 1, 2004; 2) extend the due date of the Senior Notes and expiration date of related warrants from September 30, 2005 to September 30, 2006, with the interest rate on the Senior Notes reduced from 12% to 8% during the last year; and 3) elect to hold the Senior Notes and related warrants with no change in terms. Holders of $508,000 of Senior Notes elected option 1, holders of $703,000 of Senior Notes elected option 2 and holders of $704,000 of Senior Notes elected option 3.

     Of the holders of Senior Notes electing early retirement under option 1, holders of $267,000 of Senior Notes were repaid by the Company on October 1, 2004. The holder of $241,000 of Senior Notes electing early retirement under option 1 is required to obtain court approval of its decision before this debt can be retired. The Company recorded a gain on early extinguishment of debt of $22,000 in September 2004, net of unamortized discount related to warrants of $5,000 with respect to the Senior Notes paid October 1, 2004.

     After the completion of the exchange offer, the Senior Notes of the Company are comprised of the following:

Current Portion:
 10% Senior Notes repaid October 1, 2004                   $ 5,000
 12% Senior Notes repaid October 1, 2004,
      net of 10% early payment discount                    240,000
 12% Senior Notes to be repaid upon court approval         241,000
 12% Senior Notes due September 30, 2005                   704,000
 Senior Note discount                                      (27,000)
                                                   ----------------
                                                   ----------------
                                                         1,163,000
                                                   ----------------
Long-Term Portion:
   12% - 8% Senior Notes due September 30, 2006            703,000
   Senior Note discount                                    (32,000)
                                                   ----------------
                                                   ----------------
                                                           671,000
                                                   ----------------

Total Debt at September 30, 2004                       $ 1,834,000
                                                   ================


     As a direct result of the Exchange Offer, the Company will improve its short-term liquidity by extending the due date of $703,000 of Senior Notes from September 30, 2005 to September 30, 2006, reducing the principal amount of Senior Notes to be paid effective as of October 1, 2004 by approximately $51,000, and eliminating interest expense for the twelve months ended September 30, 2004 on $508,000 of Senior Notes. The early redemption of $241,000 in Senior notes is subject to the holder obtaining the necessary court approval.

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

     At September 30, 2004, the Company had cash and other current assets of $2,332,000 and current liabilities of $2,185,000, resulting in working capital of $147,000, compared to working capital of $966,000 at December 31, 2003. This decrease in working capital of $819,000 was mostly attributable to the reclassification of Senior Notes to current portion of long-term debt during the third quarter of 2004 as discussed above.

     Historically, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2004, the Company had an accumulated deficit of $28,951,000 and a stockholders' deficit of $223,000. The Company has improved the results of its operations during the nine months ended September 30, 2004, reporting net income of $143,000 as discussed above, and net cash provided by operating activities of $476,000. Management believes that the improvement in operations and operating cash flows and a more favorable debt reduction schedule for the Senior Notes will be sufficient to assure continuation of the Company's operations through September 30, 2005. However, there can be no assurance that operations and operating cash flows will remain at current levels or continue to improve in the near future. If the Company is unable to sustain profitable operations and positive operating cash flows and meet scheduled debt obligations, it may be unable to continue development of its products and may be required to curtail operations.

     The Company also believes that continued improved operations and a stronger working capital position will eventually allow the Company to obtain a line of credit or other bank financing secured by accounts receivable or assets other than cash, and will allow for increased borrowing capacity.

     The Company's ability to pay the remaining Senior Notes when due in September 2005 and 2006 will be dependent on its ability to generate positive cash flow from operations or obtain alternative sources of debt or equity financing.

     Net  cash  provided  by  operating  activities  for the nine  months  ended
September 30, 2004 was $476,000 compared to net cash used by operating activities of $171,000 for the same period in 2003. The improvement in operating cash flows resulted from the improvement of net income in 2004 as detailed above, an increase in accounts payable and a decrease in accounts receivable, offset by a decrease in deferred revenue.

     Net cash provided by investing activities for the nine months ended September 30, 2004 was $173,000, compared to net cash provided by investing activities of $160,000 for the same period in 2003. This increase resulted primarily from increased sales of marketable securities held for investment.

     Net cash used in financing activities for the nine months ended September 30, 2004 was $607,000 compared to cash used by financing activities of $41,000 for the same period in 2003. The increase in cash used by financing activities for the period ended September 30, 2004 resulted from the payment of $747,000 of the Company's Senior Notes, offset by the proceeds from the private placement sale of common stock of $140,000.

     The Company has not been adversely affected by inflation. However, there are potential economic risks inherent in foreign trade. Sales to foreign customers accounted for 51% and 42% of the Company's net sales for the three months ended September 30, 2004 and 2003, respectively. To minimize the risk from changes in foreign currency exchange rates, the Company's export sales are transacted in United States dollars.

     The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

Factors Affecting Future Results

     Net sales for the first nine months of 2004 increased 40% compared to the prior year, meeting the Company's target revenue. Over the past three years, the economic slowdown has led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers have cut back on capital equipment expenditures, the Company's OEM customers have also cut back on their orders for the Company's software products. In late 2003 and during the first half of 2004, it appeared that the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures. In general, increases in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to increases in software license revenue for the Company. In addition, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. Management believes that its expanded customer base, combined with increases in capital equipment expenditures in the semiconductor and electronics assembly industries, which should lead to additional sales of the Company's products,will provide the needed revenue to maintain a profitable level of operations.

     The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company's products are emerging and specialized, and the Company's technology has been commercially available for a relatively short time. Accordingly, the Company has limited experience with the use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements. There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow or that the Company's existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

Operating Losses, Accumulated Deficit and Lack of Liquidity

     The Company has an accumulated operating deficit of $28,951,000 at September 30, 2004 and $1,893,000 of Senior Notes outstanding. The Company's future liquidity is dependent on sustaining positive cash flows from operations and obtaining external financing through debt or equity securities. See "Liquidity and Capital Resources". If the Company is unable to generate the cash flow necessary to sustain future operations and retire its outstanding debt, or acquire external financing to meet its research and development needs, its future operations would be materially adversely affected.

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

     The Company does have significant sales to foreign customers and is therefore subject to the effects of changes in foreign currency exchange rates. The Company does not utilize derivative instruments to offset the exposure to changes in foreign currency exchange rates. To minimize this risk, the Company's export sales are transacted in United States dollars.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

     Based on their evaluations as of September 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

     On April 26, 2004, the Company tendered payment to Puma in the amount of $199,098 to be applied toward the judgment amount, thereby paying in full the $500,000 principal balance and all accrued interest. As of September 30, 2004, the Company accrued an obligation for costs and attorneys' fees of $79,246 which amount was determined by the court on September 13, 2004. The determined legal fees were paid on October 1, 2004 and the Company has no further obligation to Puma or Loving Spirit.

         The Company is not currently involved with any other litigation.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)  Recent Sales of Unregistered Securities

     During July 2004, the Company issued to a consultant warrants to purchase for a three-year period a total of 50,000 shares of common stock at a price of $.48 per share. The value of these warrants was estimated by the Company at $15,000 using the Black-Scholes pricing model, and was recorded as consulting expense in August 2004, the month the services rendered by the consultant were completed.

     During August 2004, the Company issued 11,250 shares of common stock in net settlement of a cashless exercise of stock options by a former officer and employee. The Company recorded compensation expense and an increase to additional paid-in capital of $6,000 related to this transaction.

     The foregoing transactions were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.


(e)  Issuer Purchases of Equity Securities

     No stock repurchases were made during the quarter ended September 30, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit listing

  Exhibit
    No.   Description
   -----  ---------------------------
     3.1  Articles of Incorporation (1)
     3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
     3.3  Amended Bylaws (3)
    31.1 Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
    31.2  Certification  of  Principal   Financial   Officer  pursuant  to  Rule
          13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
    32.1  Certification  of  Principal  Executive  Officer  pursuant to 18 U.S.C
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
    32.2  Certification  of  Principal  Financial  Officer  pursuant to 18 U.S.C
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
    99.1  Press Release dated November 15, 2004*

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


(b)       Reports on Form 8-K

     On September 24, 2004 the Company filed a report on Form 8-K, reporting the completion of an offer to exchange, and an offer to purchase, related to its $1.9 million of 12% Senior Notes Due 2005.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT

                              CIMETRIX INCORPORATED

Dated: November 15, 2004

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