Form 10-K
period 2004-12-31
CIMETRIX INC
filed 2005-03-31
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
         (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From_____ to

                         Commission File Number: 0-16454

                              CIMETRIX INCORPORATED
             (Exact name of registrant as specified in its charter)

            Nevada                                               87-0439107
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              IdentificationNo.)

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

As of March 29, 2005, the registrant had 30,319,317 shares of its common stock, par value $.0001, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 29, 2005 was approximately $11,881,000. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $13,489,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2005, are incorporated by reference into Part III hereof.

                              CIMETRIX INCORPORATED
                                    FORM 10-K

                      For the Year Ended December 31, 2004

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business............................................................3

Item 2.    Properties.........................................................12

Item 3.    Legal Proceedings..................................................12

Item 4.    Submission of Matters to a Vote of Security Holders................12

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................13

Item 6.    Selected Financial Data............................................15

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  ........................................16

Item 7A     Quantitative and Qualitative Disclosures about Market Risk........27

Item 8.    Financial Statements and Supplementary Data........................27

Item 9.    Changes and Disagreements with Accountants on Accounting
           and Financial Disclosures..........................................28

Item 9A.   Controls and Procedures............................................28

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................29

Item 11.   Executive Compensation.............................................29

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....29

Item 13.   Certain Relationships and Related Transactions.....................29

Item 14.   Principal Accountant Fees and Services.............................29

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....30

Signatures ...................................................................32

                                     PART I

ITEM 1.   BUSINESS

Business Overview

     Cimetrix designs, develops, markets and supports factory automation software products and solutions for the global semiconductor and electronics industries. The Company's products are tailored to meet the needs of original equipment manufacturers (OEMs) in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services that provide solutions typically incorporating Cimetrix software products.

     In the advanced motion control market, Cimetrix markets its CODE(TM) 6 (Cimetrix Open Development Environment version 6) with Core Motion(TM). CODE 6 includes a number of advanced features, such as enhanced calibration and simulation features, specifically targeted for machines that use vision technology to guide motion, such as machines used in the Surface Mount Technology (SMT) and semiconductor industries. The Core Motion technology marked a significant technical achievement by our engineers, because it moves the low-level motion control functions from a specialized, intelligent motion card into Cimetrix software on the PC. This allows the OEM customer to reduce proprietary hardware costs, protect proprietary algorithms, and provides greater flexibility in the overall system architecture. This is accomplished by using a network or I/O interface card together with Core Motion software in place of a specialized motion card.

     CIMConnect(TM) is designed for general purpose equipment connectivity and enables production equipment in the electronics industries to communicate data to the factory's host computer through the semiconductor equipment communication standard (SECS), generic equipment model (GEM) and extensible markup language
(XML) based communication standards. CIMConnect can also support other emerging communications standards for maximum flexibility. CIMConnect is used primarily in the SMT and semiconductor industries.

     The Company's CIMConnect connectivity product has been widely recognized as the best technical solution by a wide range of customers in the SMT, semiconductor wafer fab and semiconductor back-end markets that require SECS/GEM connectivity following standards established by SEMI (Semiconductor Equipment and Materials International). CIMConnect has enabled the Company to obtain a number of significant design wins from OEM customers. Communications and connectivity between the tool on the factory floor and the host system are becoming increasingly important as mission-critical applications require these communications for operation.

     Typically used in conjunction with CIMConnect, the Company's CIM300(TM) family is a set of standards-based software products designed specifically for 300mm semiconductor wafer fabrication facilities. CIM300 reduces total integration time required to connect new 300mm semiconductor tools to each other and to the host computer in a wafer fabrication facility ("fab"). The semiconductor industry is migrating to the 300mm wafer size, and the Company expects the market for 300mm tools to continue to grow.

     During late 2003 and 2004, Cimetrix initiated a beta program for its new CIMPortal(TM) product family. CIMPortal provides a comprehensive, fully compliant solution for the new SEMI standard named Interface A. SEMI developed the Interface A standards to facilitate the acquisition and improve the quality of data from equipment on the factory floor. A consortium of leading chip makers named International SEMATECH Manufacturing Initiative (ISMI) has reported that Interface A is the highest manufacturing priority among its chip making members, and that it expects its member companies to begin requiring equipment makers to meet the new Interface A standard during 2005.

     The business relationships that Cimetrix establishes with its customers go beyond sales of its products. The Company partners with its OEM customers to provide them with solutions that include software tools, consulting, services, and support. Company engineers are comprised of industry leading experts in motion control, communications, connectivity, factory automation, and associated technologies and implementation processes. This experience and technical knowledge provides a unique and invaluable benefit to our customers and is a core part of our strategy to build long-term relationships with global electronics equipment OEMs.


Key Markets

     The  Company  serves   customers  in  a  wide  variety  of  technology  and
manufacturing industries, including SMT, semiconductor wafer fabrication, semiconductor back-end, small parts assembly, and robotics. The Company will continue to serve customers in all these industries and explore opportunities for growth in industries that are challenged by the problems that the Company's products solve.

     The Company is now focused on OEM customers in two key industries: semiconductor and SMT. Both the semiconductor and SMT industries are a natural fit for the Company's solutions because of the demand for high-speed, motion intensive applications with pinpoint accuracy that can communicate with host computers throughout the process.

     In general, the semiconductor and SMT industries are fast growing and dynamic industries. Rapid industry changes require tools that are flexible and can adapt quickly to new requirements. The Company is uniquely positioned to meet these challenges with PC-based motion control and connectivity software that is based on open standards and uses the latest in object-oriented design to provide end users with the necessary flexibility and customization required to meet industry demands.

     By focusing efforts on these two industries, the Company's goal is to obtain a leadership position for its products in these segments. This would provide the momentum and cash flow to penetrate other industries. For financial reporting, the Company considers the semiconductor and SMT industries as one business segment.

Semiconductor Industry

     The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers. It is a cyclical industry that is currently enjoying a modest rate of capital equipment investment. The Company expects continuing capital investment throughout 2005 and 2006. In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers. While the industry is cyclical, most of the capital spending over the next five years is expected to be for 300mm equipment. The Company's CIMConnect and CIM300 products are well positioned to take advantage of increased demand for 300mm semiconductor tools. Cimetrix OEM customers have now shipped fully automated tools to all major 300mm manufacturing facilities throughout the world.

     The new SEMI standard named Interface A creates a new opportunity for Cimetrix, as this standard is directly applicable to Cimetrix's customer base in the semiconductor industry. If the leading chip makers begin to require their equipment suppliers to provide this new standard, Cimetrix is in a leading position to supply products and solutions to the industry.

Surface Mount Technology Industry

     The SMT market includes all factory equipment to produce and test printed circuit boards. Applications involve high-speed multi-axis motion control with very tight vision system integration. This industry has quickly adopted the use of PCs as equipment controllers and uses very few proprietary controllers. The Company provides software to several major suppliers in this industry. A modern SMT line can include: a loader, screen printer, post print inspection, adhesive dispenser, several placement machines (mounters), odd form placement, post placement inspection, reflow soldering, post reflow inspection, unloader, and final system test. The Company has targeted the mounter tool as a desirable market for its CODE and CIMConnect products. The trend over the past several years has been to move manufacturing operations to lower cost countries, such as China, which has made it more difficult for Cimetrix to sell its products to this industry. Some large equipment makers in this industry have been seeking the lowest component costs for their equipment, while trying to maintain their engineering staffs. Even though the Company believes Cimetrix software reduces the total cost of ownership for SMT equipment makers, it does increase the cost of purchased components. Some equipment makers consider the costs of their engineering staffs as hidden costs, while any purchased components are vigorously scrutinized.


Notable Achievements of 2004

     The Company achieved major milestones in 2004 in the areas of financial performance, customer satisfaction, product development and new customers.

Financial Performance

     The Company was able to increase sales by 36% during 2004, while cost and expenses increased 6% over prior year levels. The combination of these activities resulted in net income of $164,000 and net cash provided by operating activities of $162,000, compared to net loss of $931,000 and net cash used in operating activities of $577,000 in 2003.

Customer Satisfaction

     The Company continued to provide passionate support for its customer base, which included assisting OEM customers achieve acceptance in end user factories, as well as providing incremental patches and service releases for its CODE, CIMConnect and CIM300 product families. The list of satisfied customers has been instrumental in serving as references for the Company, which in turn facilitates capturing new customers and enhances the reputation of Cimetrix in the industries we serve.

Research and Development

     The Company invested in incremental new releases for its current products, and was able to invest significant R&D efforts into its new CIMPortal product family.

     Cimetrix is currently investing research money in products designed to assist equipment suppliers better integrate their equipment into fab-based advanced processing control (APC) systems. CIMPortal is the first set of products to address this factory-wide need. CIMPortal enables low-cost APC with easier integration and it can either be purchased and/or used by the integrated circuit ("IC") maker or the OEM equipment supplier. Cimetrix believes a key strategy to improving market share is by providing products that can be easily consumed by the IC makers and equipment suppliers. The end-user version of this product is currently being used at Advanced Micro Devices Inc. (AMD). Cimetrix had several beta releases of its CIMPortal Equipment product during 2004, and expects to have a general release available for equipment makers in 2005.

     Cimetrix also formed a dedicated R&D department, which the Company expects will develop new business opportunities for the Company to fuel future growth.

New Customers

     The Company gained twelve new major OEM customers during 2004. These new customers have enabled the Company to significantly broaden its base of major OEM customers, which provided incremental increases in annual customer support contracts and the software royalty revenue received from runtime licenses. As these new customers transition their machines to use Cimetrix software, Cimetrix expects to receive significant future software revenues.

Formation of Global Services Group

     The Company made some important changes to its organization to foster continued growth. Cimetrix formed a new Global Services group to focus on providing complementary professional services to our OEM customer base, while maintaining our passionate customer support. Cimetrix expects this new group to provide additional revenue and facilitate assisting our customer base when they need professional services.


Cimetrix Product Line

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

     Applications written and tested using CIMulation are fully compatible with CIMControl and can be deployed with no conversion or programming changes required. Applications can be developed using standard computer languages such as C++, or Visual Basic.

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

Connect Family

CIMConnect - CIMConnect is an object-oriented software toolkit for equipment suppliers to quickly develop communication interfaces for their manufacturing equipment. CIMConnect can support all major communication protocols, including SECS/GEM, XML, and others. It also supports multiple host interfaces simultaneously, which allows customers to support any legacy, custom, and GEM interfaces.

TESTConnect - TESTConnect is a SECS/GEM host emulator used to test equipment to ensure it complies with the SECS standards. TESTConnect simplifies the process of testing SECS implementations through the use of an intuitive, graphical user interface and menu-driven property screens that allow customers to construct message sets and test them without any programming.

CIM300 Family

     CIM300 is a family of software tools for manufacturers of 300mm semiconductor equipment that allow for quick implementation of the required 300mm Semiconductor Equipment and Materials International (SEMI) standards, including E39, E40, E58, E87, E90, E94 and E116. Components of CIM300 include:

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

CIM40-Process Job(TM) - Provides process job functionality as defined in SEMI E40. CIM40 enables complex recipe to wafer mapping within a tool enabling complex processing of multiple wafers to multiple recipes. A recipe defines all of the parameters of what to do with a wafer. This package works seamlessly with CIMFoundation and CIM94 Process Job or as a stand-alone package.

CIM90-Substrate Tracking(TM) - Provides substrate tracking functionality as defined in SEMI E90. CIM90 allows the factory host computer to track substrates (manufactured products) or batches of substrates through the individual components of the production equipment. It is possible to connect CIM90 to CIM87 for automatic substrate lifetime control.

CIM94-Control Job(TM) - Provides control job functionality as defined in SEMI E94. CIM94 allows the factory to run Process Jobs in a tool. It covers very complex batch job processing and single job processing. This package works seamlessly with CIMFoundation and CIM40 Process Job or as a stand-alone package.

CIM116-Equipment Performance Tracking(TM) - Provides equipment performance tracking (EPT) as defined in SEMI E116. CIM116 tracks equipment performance in an automated and consistent manner without requiring operator or host computer input. CIM116 provides unique functions for defining specific equipment modules and automatically manages the equipment's EPT State Model.

CIMPortal Family

     CIMPortal  is  a  new  family  of  software  tools  for   manufacturers  of
semiconductor   equipment  that  allow  for  quick  implementation  of  the  new
Semiconductor Equipment and Materials International (SEMI) standards for Interface A, including E120, E125, E132 and E134. The CIMPortal family includes products for equipment makers, fabs and third party application software providers. Interface A specifies a new port on each tool that provides detailed structured data that can be used for Advanced Process Control (APC) and e-diagnostics. These software applications will become critical to the fabs as shorter ramp times are required. CIMPortal Equipment is designed for the equipment maker and is currently available for purchase. CIMPortal Equipment is a SEMI standards compliant Interface A data collection and routing product with high speed distributable data collection modules, equipment modeling tools, and a rich set of rules-based security and optimization features.


Competition

     The Company's main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

     In the 300mm connectivity market, Cimetrix's main competitor is Asyst Technologies, Inc. Asyst is a large automation company focused on hardware based automation solutions for the semiconductor and flat panel industries. It is unclear whether the connectivity software products are a strategic area for Asyst. As they struggle to remain profitable in the difficult automation hardware market, they seem to be ignoring customers in the connectivity market. However, they have considerable engineering resources and this could change. Currently, Cimetrix believes it can compete effectively against Asyst with superior software technology and market focus. The Company has been winning the majority of new 300mm factory automation software opportunities for the last several years.

     An indirect competitor is large OEMs that choose to create their own connectivity software solutions and do not purchase third party products. There are also a number of integration companies that offer products and/or solutions meeting the 300mm connectivity needs for SECS/GEM, 300mm automation standards and Interface A. All competitors have varying levels of expertise in semiconductor fabs.

     In the motion control market, the manufacture and sale of automation technology is a highly competitive industry. The largest segment of the market for industrial motion controls is comprised of proprietary systems from large companies including FANUC Ltd., Rockwell Automation and Siemens. Cimetrix has targeted the emerging market of open standards-based industrial controls, in which competition is primarily divided between in-house developed controllers and open controller suppliers.

     In-house developed controllers are potentially competitive, but they are also potential customers. Certain electronics equipment suppliers develop their own controllers, some on PC platforms and some on proprietary hardware. Cimetrix offers a distinct advantage to them by increasing software quality through its software re-use techniques, decreasing the time to market for a new open architecture controller, and assisting the transition of their engineering staff to the latest technologies such as COM, unified modeling language (UML) and object-oriented analysis and design techniques. The Company's CODE and equipment communications software products offer these advantages.

     With Core Motion technology in CODE 6, manufacturers of intelligent motion cards can be considered competitors for part of the CODE product, although CODE 6 continues to also support a number of popular motion cards.

     Management believes that most, if not all, of the Company's major competitors currently have greater financial resources and market presence than Cimetrix. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products. Further, each of these competitors has already established a share of the market for their products, and may find it easier to limit market penetration by the Company because of the natural tie-in of their controllers and software to their mechanisms. Management is uninformed as to whether any of these competitors are presently developing additional technology that will directly compete with the Company's product offerings. By focusing on the SMT and Semiconductor markets for the short term, management believes the Company can earn a leadership position in the face of other competitors.


Sales and Marketing

     The sales and marketing staff are responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market. Sales and marketing efforts are combined into one unified force, supporting both communications and motion control products under David P. Faulkner, executive vice president. The Company's sales offices are located in Salt Lake City, Utah; Boston, Massachusetts; and Archamps, France. In addition, the Company has a key distributor and strategic partner located in Yokohama, Japan.


Global Services

     The Company's professional services and support operations are conducted under the direction of the Company's vice president of global services, Kourosh Vahdani. His group, which includes Professional Services and Quality Customer Support, is responsible for providing support to our customer base, maintaining the Company's existing product lines, and delivering professional service projects.


Research and Development

     The Company's research and development, as well as quality assurance operations are conducted under the direction of the Company's executive vice president of research and development, Michael D. Feaster. His group is responsible for developing new products, testing such products, and performing quality assurance company-wide. The Company's strategy is to develop standard software products that have been thoroughly tested and deliver/support these products using major OEMs as the key channel to market. A comprehensive software quality program and rigid coding standards are keys to the development process. Expenditures for Research and Development are discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property Rights

     The open architecture controller technology upon which the Company's CODE software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest in and benefit from this intellectual property.

     In December of 1999, the Company purchased the software products of Systematic Designs International, Inc. (SDI) of Vancouver, Washington. These products have broadened the Company's communication product line and provided valuable inputs to the CIMConnect and CIM300 products designed by Cimetrix.

     The technology purchased from Brigham Young University and SDI, along with other technology developed internally, is proprietary in nature. The Company has obtained a US patent on certain aspects of its technology. This patent was issued in March 1994 and will expire in March of 2011. In addition, the Company has registered its CODE software system with the US Copyright Office, which is updated from time to time to register updates to current products. For the most part, other than the one patent and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patent.


Major Customers and Foreign Sales

     During 2004, one customer accounted for 11% of the Company's total sales. During 2003, there were no customers that accounted for 10% or more of the Company's total sales. During 2002, one customer accounted for 14% of the Company's total sales.

     The following table summarizes domestic and export sales, as a percent of total sales, for the three years ended 2004, 2003 and 2002:

 Year Ended December 31,                     2004           2003          2002
 -------------------------------------------------------------------------------

          Domestic sales                     55%            65%            64%
          Export Sales                       45%            35%            36%

     Through December 31, 2004, all the Company's export sales have been payable in United States dollars.

     In 2004, sales to customers in Germany and Switzerland accounted for 11% and 12%, respectively, of total sales. In 2003, no single country accounted for more than 10% of the Company's total sales. In 2002, sales to customers in Japan accounted for 14% of total revenues. No other country accounted for more than 10% of the Company's sales in each of the years ended December 31, 2004, 2003 and 2002.


Personnel

     As of March 15, 2005, the Company had 28 employees, 14 of whom are involved in software development and providing software engineering s ervices, 8 of whom are involved in sales, marketing, and customer support, and 6 of whom who are in finance and administrative positions. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

     Robert H. Reback, President and Chief Executive Officer, age 45, joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994 to 1995. From 1985 to 1993, he was Director of Sales/Account Executive for Thesis, Inc., a privately owned supplier of factory automation software, and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.

     David P. Faulkner, Executive Vice President of Sales and Marketing, age 49, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996. Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

     Michael D. Feaster, Executive Vice President of Research and Development, age 34, joined Cimetrix as Director of Customer Services in April 1998, was promoted to Vice President of Software Development in December 1998 and was promoted to Executive Vice President of Research and Development in December 2004. From 1994 to 1998, Mr. Feaster was employed at Century Software, Inc., as the Vice President of Software Development. During that time, Century Software, Inc. was a global supplier of PC to UNIX connectivity software, specializing in internet access of Windows to legacy mission-critical applications. From 1988 to 1994, he served as a software engineer contractor/subcontractor for such companies as Fidelity Investments, IAT, Inc., NASA, and Mexican Border Inspection Division. Mr. Feaster attended Southwest Missouri University from 1987 to 1990.

     Kourosh Vahdani, Vice-President of Global Services, age 43, joined Cimetrix as Vice-President of Global Services in December 2004. Prior to joining Cimetrix, Mr. Vahdani was a Senior Consultant performing contract services for Xilinx, Inc. during 2004. From 1996 to 2003, he was Director of Western Operations for TRW, Inc. Manufacturing Solutions, with responsibility for the systems integration business serving semiconductor manufacturers worldwide. From 1987 to 1996, Mr. Vahdani worked for Advanced Micro Devices in a variety of engineering and management positions associated with factory automation. Mr. Vahdani has a B.S. degree in Computer Sciences from St. Edwards University in Austin, Texas.

     Dennis P. Gauger, Chief Financial Officer, age 53, joined Cimetrix as Chief Financial Officer in April 2004. Mr. Gauger is a licensed Certified Public Accountant in Utah and Nevada, and serves on a part-time, consulting basis. Over the past seven years, he has served several public and private companies in a variety of industries as a part-time, contract financial executive, corporate troubleshooter and consultant. Previously, Mr. Gauger worked for Deloitte & Touche LLP, an international accounting and consulting firm, for 22 years, including 9 years as an accounting and auditing partner, where he directed domestic and international firm interactions with senior executive management, audit committees, and boards of directors. He has a background in SEC accounting and reporting, mergers and acquisitions, technical accounting issues, financing and operations. Mr. Gauger holds a B.S. degree in accounting from Brigham Young University. He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

ITEM 2.  PROPERTIES

     The Company's principal offices are located in a leased facility at 6979 South High Tech Drive, Midvale, Salt Lake County, Utah (about six miles south of Salt Lake City). The Company entered into a 38-month lease beginning in October of 2002. On February 18, 2005, the Company extended the lease for an additional 24 months, commencing December 2005. The present facility consists of approximately 17,000 square feet. All operations of the Company are conducted from its headquarters, with its satellite offices serving only as remote sales and technical support offices.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved with any pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


     The common stock of the Company is quoted on the NASD OTC Bulletin Board under the symbol "CMXX". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past two fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

    Period (Calendar Year)                          Price Range

                                             High                  Low
                        2003                 ----                 -----
                        ----
                  First quarter           $   .20              $    .13
                  Second quarter          $   .45              $    .09
                  Third quarter           $   .33              $    .12
                  Fourth quarter          $   .40              $    .20

                        2004
                        ----
                  First quarter           $   .53              $    .24
                  Second quarter          $   .68              $    .27
                  Third quarter           $   .78              $    .45
                  Fourth quarter          $   .65              $    .40


     On March 29, 2005 the closing bid quotation for the Company's common stock on the NASD OTC Bulletin Board was $0.55 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     On March 29, 2005, there were 30,319,317 shares of common stock issued and outstanding held by approximately 650 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

     To date, the Company has not paid dividends with respect to its common stock. There is no restriction on the declaration or payment of dividends set forth in the Articles of Incorporation of the Company or in any agreement to which it is a party. However, management plans to retain any future earnings that may be earned by the Company for working capital and investment in growth and expansion of the business of the Company. Management does not anticipate paying any dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information


     The following table summarizes the Company's equity compensation plans as of December 31, 2004. Equity compensation plans consist of the 1998 Incentive Stock Option Plan, which plan has been approved by the Company's shareholders, and the Directors Stock Option Plan.



                  Number of           Weighted Avg.
                  Securities          Exercise              Number of Securities
                  to be Issued Upon   Price of              Remaining Available
                  Exercise of Out-    Outstanding           for Future
Plan Category     standing Options    Options (1)           Issuance
---------------   ------------------- ---------------------- -------------------
Equity
compensation
plans approved
by security
holders (2)            4,195,000               $0.90                 739,375

Equity
compensation
plans not approved
by security
holders (3)            1,063,000               $1.26                  37,000
                   ------------------                        -------------------
Total                  5,258,000                                     776,375
                   ==================                        ===================

--------------------------------------------------------------------------------
(1) Excludes 1,069,500 shares issuable upon the exercise of warrants issued to purchasers of the Company's Senior Notes and 200,000 shares issuable upon the exercise of warrants issued to consultants as they were not issued as compensation to Company officers, directors or employees. See Warrants, discussed below.

(2) A total of 5,000,000 shares of common stock have been reserved for issuance under the plan. To date, a total of 65,625 options have been exercised under the plan.

(3) A total of 1,100,000 shares of common stock have been reserved for issuance under the plan. To date, no options have been exercised under the plan.


Directors Stock Option Plan

     A total of 1,100,000 shares of common stock have been reserved for issuance under the Company's Director Stock Option Plan, all of which are registered for resale pursuant to a Form S-8 registration statement, which became effective on August 27, 2004. Options issued to directors and former directors begin to expire in May 2006, and will continue to expire through May 2009.

     Under the terms of this plan, outside directors will be granted an option each year during continuous service as a director to purchase 50,000 shares of the Company's common stock at an exercise price not less than the current market price of the Company's common stock. The options vest 1/12th per month during the first year of the option period, and are exercisable for a period of five years, unless extended by the Board of Directors of the Company.

     In addition to the shares issuable under the Company's equity compensation plans, the Company has outstanding warrants to purchase 1,269,000 shares of common stock at a weighted average exercise price of $0.38 per share. Warrants to purchase 1,069,000 shares are held by purchasers of the Company's Senior Notes and warrants to purchase 200,000 shares were issued to consultants.

Recent Sales of Unregistered Securities

     In January 2005, the Company sold 2,500,000 shares of its common stock at a price of $.80 per share, for total proceeds of $2,000,000, in a private placement with two business entities which meet the definition of "accredited investor" as that term is defined in Rule 501 of Regulation D. No commissions or payments were made to underwriters or agents out of the proceeds. In making these sales, the Company relied on the exemptions from the registration requirements of Section 5 provided by Section 4(2), Regulation D, and Regulation
S. The Company intends to use the proceeds for working capital and general corporate purposes.


ITEM 6.  SELECTED FINANCIAL DATA

     The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2004 were derived from the Company's financial statements audited by Tanner LC, independent registered public accountants. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.



                                                                     Years Ended December 31,
                                                      2004          2003         2002        2001          2000
                                                  ---------------------------------------------------------------------

Results of Operations Data:

   Net sales                                     $ 4,542,000   $ 3,340,000   $2,975,000   $ 4,075,000   $ 5,900,000
   Income (loss) from operations                     391,000      (592,000)  (3,781,000)   (5,588,000)      535,000
   Net income (loss)                                 164,000      (931,000)  (4,055,000)   (5,620,000)      513,000

   Income (loss) per common share - diluted            $0.01        $(0.04)      $(0.17)       $(0.23)        $0.02


   Dividends per common share                         $    -        $    -       $    -        $    -         $   -

Balance Sheet Data:


   Total Assets                                  $ 2,358,000   $ 3,032,000   $ 2,968,000  $ 6,854,000   $13,126,000
   Long-term debt, net of current portion            691,000     1,865,000    1,556,000       439,000     2,704,000
   Stockholders' equity (deficit)                   (198,000)     (506,000)    (888,000)    3,020,000     9,643,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company's financial performance for the years ended December 31, 2004, 2003 and 2002, and the Company's financial position at December 31, 2004. The information includes discussions of sales, expenses, capital resources and other significant financial items.

     This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Liquidity and Capital Resources" and "Factors Affecting Future Results."

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

     In 2001, the Company introduced CODE(TM) 6 with Core Motion. CODE 6 with Core Motion was the result of 18 months of research and development effort resulting in new technology to move motion control from proprietary motion boards onto the PC. This can result in up to a 50% savings in hardware costs for OEM customers and positions the Company for the evolution to network-based drives.

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

     In 2003 and 2004, the Company began development of a new product named CIMPortal. CIMPortal is the Company's new equipment data acquisition software product based on the Interface A equipment communications standards from SEMI. The Company designed, developed and installed an alpha version of CIMPortal in an Advanced Micro Devices (AMD) production facility in August of 2003 as part of a National Institute of Standards and Technology (NIST) program to develop elements of e-manufacturing for the semiconductor industry. Subsequent to the alpha release, the Company has been developing a new CIMPortal product family and initiated a beta program in June of 2004 with participation from semiconductor OEMs, advanced process control (APC) framework providers, and end users. The second beta release coincided with a demonstration to the fab members of SEMATECH. Cimetrix provided this demonstration working with a top tier equipment maker.

     The Company has also been actively engaged in promoting the new SEMI standards for Interface A. During 2004, the Company participated in a number of workshops on Interface A and Cimetrix's new CIMPortal product family including a four hour tutorial during the SEMATECH sponsored AEC/APC Symposium in Denver, Colorado, the SEMI workshop in Portland, Oregon, and the SEMI workshop in Tokyo, Japan.

     The Company sells its products to a large base of customers. However, the Company has a primary focus to sell Software Development Kits (SDKs) to "major OEM customers", which the Company has defined as OEM customers that purchase either its CIM300 SDK, CIMPortal SDK, or its CODE SDK. Cimetrix sells other SDK products to OEM customers, but since the other SDK products have lower price points than the CIM300, CIMPortal SDK, or the CODE SDK, the Company does not classify these customers as major OEM customers.

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

Revenue Recognition

     The Company derives revenues from three primary sources: 1) sales of software, 2) sales of professional services and 3) sales of technical support contracts. Software sales are derived from the sale of the Company's off-the-shelf software packages in the machine control and connectivity product lines. Machine control products include items such as CODE 6.0, CIMControl, and CIMulation. Communications products include items such as CIM300, CIMConnect and CIMPortal. Professional service sales are derived from the sale of services to design, develop and implement custom software applications. Support sales are fixed annual contracts that provide access to technical support personnel for help in the operation or de-bugging of our software products.

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

Long-Lived Assets

     Long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination is made.

Operations Review

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Statements of Operations for each of the three preceding fiscal years.

Year Ended December 31,                           2004       2003       2002
-------------------------------------------------------------------------------

Net sales                                         100%       100%       100%
                                              ---------------------------------

Costs and expenses:
Cost of sales                                       19         13         32
General and administrative                          27         33         52
Selling, marketing and customer support             26         37         55
Research and development                            21         28         36
Provision for doubtful accounts                     (2)        (2)        11
Impairment loss                                      -          9         41
                                              ---------------------------------

Total costs and expenses                            91        118        227
                                              ---------------------------------

Income (loss) from operations                        9        (18)      (127)
Interest expense, net of income                     (6)        (9)        (8)
Other income (expense)                               1         (1)        (1)
                                              ---------------------------------

Net income (loss)                                    4%       (28)%     (136)%
                                              =================================

Net Sales

     The following table summarizes net revenues by categories, as a percent of total net revenues:

       Year Ended December 31,                 2004        2003        2002
       ---------------------------------------------------------------------

       Software revenues                        63%         56%         46%
       Services and support
           revenues                             37%         44%         54%


     Total net sales for 2004 increased $1,202,000, or 36%, to $4,542,000, from $3,340,000 in 2003. Total net sales for 2003 increased $365,000, or 12%, to
$3,340,000, from $2,975,000 in 2002. Software revenues in 2004 increased $986,000, or 53%, to $2,841,000, from $1,855,000 in 2003. In 2004, software sales included approximately $300,000 in a one-time customer license purchase. Services and support revenues increased $216,000 in 2004, or 15%, to $1,701,000, from $1,485,000 in 2003. By comparison, software revenues in 2003 increased $495,000, or 36%, to $1,855,000, from $1,360,000 in 2002. Services and support revenues in 2003 decreased  $130,000,  or 8%, to $1,485,000,  from $1,615,000 in
2002.

     Though the Company's software revenues were negatively impacted by an economic slowdown in the semiconductor industry during 2001, 2002 and 2003, management believes that the general economic conditions of the SMT and semiconductor markets, the primary markets served by the Company, began to recover during the fourth quarter of 2003 and continued to have modest growth in 2004.

     For the past several years, the Company's sales strategy has been focused on the acquisition of new major OEM customers. The increase in software revenues in 2004 and 2003 reflects the success of the Company in acquiring 12 new major OEM design wins during 2004 and 8 major OEM design wins during 2003, combined with the modest recovery of the capital equipment markets in the semiconductor and SMT industries. Each new OEM customer results in another equipment manufacturer integrating Cimetrix software into the tools that it sells to factories around the world. This yields additional revenues for Cimetrix in several ways, including software revenues from the initial software license purchase and recurring "runtime" revenue associated with the shipment of each piece of equipment by the OEM to its customers, as well as ongoing support and maintenance contracts.

     While the Company's focus has been on the sale of software products, the Company also provides application and integration services to its customers that want to purchase a complete turnkey system and other special engineering service projects. The Company did experience a 15% growth in services and support revenues during 2004, after an 8% decrease in these revenues during 2003, primarily through responding to new customer requests for support and assistance. In January of 2005, Cimetrix formed a new Global Services group and the Company will start to proactively market professional engineering services as a complementary business to Cimetrix's product lines.

     The Company expects continuing sales growth despite industry analyst predictions of flat to declining revenue in the semiconductor industry and a 5 to 10 percent decline in semiconductor capital equipment spending during 2005. While the Company cannot predict market or economic conditions for subsequent years, it believes it has added sufficient new customers to achieve critical mass in support of worldwide sales growth. In addition, the Company will continue its strategy of trying to win new OEM customers, making timely new product introductions, and growing a complementary professional services business.


Cost of Sales

     The Company's cost of sales as a percentage of net sales for the years ended December 31, 2004, 2003, and 2002 was 19%, 13% and 32%, respectively. Cost of sales increased $409,000, or 94%, to $844,000 for 2004, from $435,000 for
2003. This increase was attributed to an increased number of application and integration service projects that the Company provided to its customers during 2004, as well as an increase in the use of contract labor in performing engineering services. The Company's cost of sales as a percentage of net sales increased during 2004 compared to 2003 as the Company invested employee and other resources in the development of major OEM customer relationships. Cost of sales as a percentage of net sales will vary from year to year depending on the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

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

     Cost of sales decreased $517,000, or 54%, to $435,000 for 2003, from $952,000 for 2002. This decrease was attributable to a reduction in the use of contract labor in performing engineering services. During 2003, such services were provided at a lower cost primarily by employees of the Company.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses decreased $39,000, or 3%, to $1,182,000 in 2004, from $1,221,000 in 2003. Selling, marketing and customer support expenses decreased $404,000 or 25%, to $1,221,000 in 2003, from $1,625,000 in 2002. These decreases were attributable to a reduction in the number of sales and marketing personnel, including a reduction in personnel and operating costs associated with the Company's office located in Archamps, France.

     Selling, marketing and customer support expenses for 2004, 2003, and 2002 reflect the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing materials, press releases, and the costs related to the Company's representation at industry trade shows.

Research and Development

     Research and development expenses remained somewhat consistent with levels incurred in 2003, increasing $45,000, or 5%, to $978,000 in 2004, from $933,000 in 2003. Research and development expenses decreased by $141,000, or 13%, to $933,000 in 2003, from $1,074,000 in 2002.

     As the capital equipment markets improved during 2004, the Company began investing in more research and development activities. The Company's efforts to develop its new CIMPortal product line represented the majority of the research and development expenditures during 2004.

     Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization were reflected in general and administrative expenses, discussed below.

General and Administrative

     General and administrative expenses increased $160,000, or 15%, to $1,247,000 in 2004, from $1,087,000 in 2003. These increases resulted primarily from an increase in consulting fees, and administrative and accounting personnel. General and administrative expenses decreased $457,000, or 30%, to $1,087,000 in 2003, from $1,544,000 in 2002. These decreases resulted from a reduction in depreciation, amortization, rent, legal and other operating expenses. The decrease in amortization expense was due primarily to a partial write-off in 2002 of $1,224,000 of the Company's intangible assets relating to the SDI technology acquisition (see discussion under "Impairment Loss below").

     General   and   administrative   costs   include   all  direct   costs  for
administrative and accounting personnel, and all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets. Depreciation and amortization expense for 2004 decreased $77,000, or 37%, to $133,000, from $210,000 in 2003. Depreciation and amortization expense for 2003 decreased $224,000, or 52%, to $210,000, from $434,000 in 2002. Depreciation and amortization expense represented 11%, 19% and 28% of all general and administrative expenses in 2004, 2003 and 2002, respectively.

Provision for Doubtful Accounts

     The Company reduced its allowance for doubtful accounts in 2004 and 2003 due to improved collections of accounts receivable, resulting in credits to the provision for doubtful accounts of $100,000 and $57,000, respectively.

Impairment Loss

     During 2004 the Company did not incur any impairment losses. The Company incurred an impairment loss of $265,000 in 2003. This loss consisted of the partial write-off of its intangible asset relating to the SDI technology acquired in 1999 for approximately $2,580,000. Due to poor economic conditions worldwide, along with a decrease in projected future cash flows resulting directly from sales relating to this technology, management determined that a significant portion of the technology was not recoverable. This asset is currently being amortized over a period of 10 years. Based on future sales estimates over the remaining useful life of this asset, management believes that the Company has the ability to recover the remaining carrying value of this asset of $229,000 as of December 31, 2004.

     Also in 2003, the Company impaired $78,000 of its inventory due to decreases in sales of certain products. Of the $78,000, $48,000 was recorded as impairment expense while $30,000 was recorded as research and development costs.

     The Company incurred an impairment loss of $1,224,000 in 2002. This loss consisted of the partial write-off of its intangible asset relating to the SDI technology acquired in 1999. At December 31, 2004, the net book value of this technology was $229,000.

Other Income (Expense)

     Interest income increased by $8,000, or 200%, to $12,000 in 2004, from $4,000 in 2003. These increases resulted primarily from the Company earning a higher rate of return on its cash reserves during 2004. Interest income decreased by $51,000, or 93%, to $4,000 in 2003, from $55,000 in 2002. This decrease was due to a reduction in the Company's cash reserves that were used to fund operations, and a reduction in the rate of interest the Company earned on its cash reserves, due to market conditions and an overall drop in interest rates.

     Interest expense decreased $47,000, or 15%, to $269,000, in 2004, compared to $316,000 in 2003. This decrease was attributable to a reduction in the outstanding principal balance of the Company's Senior Notes.

     Interest expense increased $19,000, or 6%, to $316,000, in 2003, compared to $297,000 in 2002. This increase was attributable to the Company's 12% Senior Notes and the attached warrants, as well as accrued interest on a note payable issued in October 2002.


Liquidity and Capital Resources

     As of December 31, 2004, the Company had $1,648,000 of Senior Notes outstanding, $1,596,000 net of discount. In September 2004, the Company completed an exchange offer with the holders of the Senior Notes, offering three options: 1) surrender Senior Notes and related warrants for early retirement of the Senior notes at 90% of the principal amount of the Senior Notes on October 1, 2004; 2) extend the due date of the Senior Notes and expiration date of related warrants from September 30, 2005 to September 30, 2006, with the interest rate on the Senior Notes reduced from 12% to 8% during the last year; and 3) elect to hold the Senior Notes and related warrants with no change in terms. Holders of $508,000 of Senior Notes elected option 1, holders of $703,000 of Senior Notes elected option 2 and holders of $704,000 of Senior Notes elected option 3.

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

     After the completion of the exchange offer and as of December 31, 2004, the Senior Notes of the Company are comprised of the following:

Current Portion:
   12% Senior Notes to be repaid upon court approval                $   241,000
   12% Senior Notes due September 30, 2005                              704,000
   Senior Note discount                                                 (40,000)
                                                            --------------------
                                                                        905,000
                                                            --------------------
Long-Term Portion:
   12% - 8% Senior Notes due September 30, 2006                         703,000
   Senior Note discount                                                 (12,000)
                                                            --------------------
                                                                        691,000
                                                            --------------------

Total Debt at December 31, 2004                                    $  1,596,000
                                                            ====================


     As a direct result of the Exchange Offer, the Company improved its liquidity and financial position by extending the due date of $703,000 of Senior Notes from September 30, 2005 to September 30, 2006, reducing the principal amount of Senior Notes to be paid effective as of October 1, 2004 by approximately $51,000, and eliminating interest expense for the twelve months ending September 30, 2005 on $508,000 of Senior Notes. The early redemption of $241,000 in Senior Notes is subject to the holder obtaining the necessary court approval.

     The Company further improved its liquidity and financial position in January 2005, through the sale of 2,500,000 shares of its common stock at a price of $.80 per share, for total cash proceeds of $2,000,000, in a private placement with two accredited investors. The shares were sold through officers and directors of the Company who did not receive any commissions or other remuneration for selling the shares. The Company intends to use the proceeds for working capital and general corporate purposes.

     At December 31, 2004, the Company had cash and other current assets of $2,033,000 and current liabilities of $1,865,000, resulting in working capital of $168,000, compared to working capital of $966,000 at December 31, 2003. This decrease in working capital of $798,000 was attributable primarily to the reclassification of Senior Notes due September 30, 2005 to current portion of long-term debt during 2004.

     Historically, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2004, the Company had an accumulated operating deficit of $28,930,000 and a stockholders' deficit of $198,000. The Company has improved the results of its operations during the year ended December 31, 2004, reporting net income of $164,000, as discussed above, and net cash provided by operating activities of $162,000. Management believes that the improvement in operations and operating cash flows, recent sales of the Company's common stock, and a more favorable debt reduction schedule for the Senior Notes will be sufficient to assure continuation of the Company's operations through 2005. However, there can be no assurance that operations and operating cash flows will remain at current levels or continue to improve in the near future. If the Company is unable to sustain profitable operations and positive operating cash flows and meet scheduled debt obligations, it may be unable to continue development of its products and may be required to curtail operations.

     The Company also believes that continued improved operations and a stronger working capital position will eventually allow the Company to obtain a line of credit or other bank financing secured by accounts receivable or assets other than cash, and will allow for increased borrowing capacity.

     The Company believes that it will have sufficient funds to pay the remaining Senior Notes when due in September 2005 and 2006 from the funds received from recent sales of common stock in private placement transactions, as well as from improved operations.

     Net cash provided by operating activities for the year ended December 31, 2004 was $162,000 compared to net cash used in operating activities of $577,000 for the same period in 2003. The improvement in operating cash flows resulted primarily from the improvement of net income in 2004 as detailed above.

     Net cash provided by investing activities for the year ended December 31, 2004 was $169,000, compared to net cash provided by investing activities of $159,000 for the same period in 2003. This increase resulted primarily from increased sales of marketable securities held for investment, net of purchases of property and equipment.

     Net cash used in financing activities for the year ended December 31, 2004 was $852,000 compared to net cash provided by financing activities of $750,000 for the same period in 2003. The increase in cash used in financing activities for the year ended December 31, 2004 resulted from the payment of $992,000 of the Company's Senior Notes, offset by the proceeds from the June private placement of common stock of $140,000.

     The Company has not been adversely affected by inflation. However, there are potential economic risks inherent in foreign trade. Sales to foreign customers increased during 2004 to $2,044,000, representing 45% of the Company's net sales, compared to $1,160,000, or 35%, of net sales in 2003. To minimize the risk from changes in foreign currency exchange rates, the Company's export sales are transacted in United States dollars.

     The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

Factors Affecting Future Results

     Net sales for 2004 increased 36% compared to the prior year, meeting the Company's target revenue. Over the three years prior to 2003, the economic slowdown led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers cut back on capital equipment expenditures, the Company's OEM customers also cut back on their orders for the Company's software products. In late 2003 and continuing through 2004, it appeared that the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures. In general, increases in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to increases in software license revenue for the Company. In addition, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. Management believes that its expanded customer base, combined with increases in capital equipment expenditures in the semiconductor and electronics assembly industries, which should lead to additional sales of the Company's products, will provide the needed revenue to maintain a profitable level of operations.

     The Company's future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company's products are emerging and specialized, and the Company's technology has been commercially available for a relatively short time. Accordingly, the Company has limited experience with the use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements. There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow, or that the Company's existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

     Because of these and other factors, past financial performance is not necessarily indicative of future performance, historical trends should not be used to anticipate future operating results, and the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results and market conditions.


Certain Risk Factors

     Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect its financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition to the factors discussed elsewhere in this report, these are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Although the Company has attempted to list the factors that it is currently aware may have an impact on its operations, other factors may in the future prove to be important and the following list should not be considered comprehensive.

Operating Losses, Accumulated Deficit and Lack of Liquidity

     The Company has an accumulated operating deficit of $28,930,000 at December 31, 2004 and $1,596,000 of Senior Notes outstanding, net of discount. The Company's future liquidity is dependent on sustaining positive cash flows from operations, and, to the extent necessary, obtaining external financing through the issuance of debt or equity securities. See "Liquidity and Capital Resources". If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

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

Dependence Upon Customers

     The Company sells its products principally to OEMs, which have the relationships with the end users. The quantity of each customer's business with the Company depends substantially on that customer's relationships with end users, market acceptance of the customer's products that utilize the Company's software products and the development cycle of the customer's products. The Company could be materially adversely affected by a downturn in either customer's sales or their failure to meet sales expectations. The Company will likely from time to time have customers that account for a significant portion of its business and any adverse developments on such customers' business would adversely affect the Company. During 2004, the Company had one customer that accounted for 11% of the Company's net sales. During 2003, there were no customers that accounted for 10% or more of the Company's net sales.

Risk of Technological Changes

     The markets for the Company's products are new and emerging, and as such, these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions. The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time. Accordingly, the life cycle of the Company's products is difficult to estimate. The Company's future success will depend in large part on its ability to enhance its products and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and gain a competitive advantage.

Dependence Upon Key Personnel

     The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert H. Reback, President and Chief Executive Officer, David P. Faulkner, Executive Vice President of Sales and Marketing., Michael D. Feaster, Executive Vice President of Research and Development, and Kourosh Vahdani, Vice President of Global Services. The loss of any member of the Company's senior management team could adversely affect the Company's business prospects. The Company does not maintain key-man insurance for any of its key management personnel.

Contacting Cimetrix

     In an effort to make information available to shareholders and customers, the Company has established its World Wide Web site at www.cimetrix.com. All shareholders or other interested parties are encouraged to access the Company's web site before contacting the Company directly. The Company is committed to keeping the information on this site up to date. The Company's web site contains links to the Company's public filings with the SEC, press releases, detailed product information, customer information, and employment opportunities.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A significant portion of the Company's cash equivalents bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments. The Company does not utilize derivative instruments to offset the exposure to interest rates. Significant changes in interest rates would not materially impact the Company's consolidated financial position and results of operations.

     The Company is subject to potential economic risks inherent in foreign trade. Sales to foreign customers increased during 2004 to $2,044,000, representing 45% of the Company's net sales, compared to $1,160,000, or 35%, of net sales in 2003. To minimize the risk from changes in foreign currency exchange rates, the Company's export sales are transacted in United States dollars.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Company called for by this item are contained in a separate section of this report. See "Index to Consolidated Financial Statements" on Page F-1.

     The following table presents selected unaudited quarterly financial data for each of the four quarters in 2004 and 2003. The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends.


                                            2004                                                2003
                    ----------------------------------------------------- -------------------------------------------------
                            Q1          Q2           Q3           Q4           Q1          Q2         Q3            Q4
                            --          --           --           --           --          --         --            --
Revenues               $1,065,000   $ 999,000   $1,213,000   $1,265,000    $ 909,000   $ 981,000  $ 446,000    $1,004,000

Net income (loss)          20,000      22,000      101,000       21,000     (126,000)   (165,000)  (450,000)     (190,000)

Income (loss) per
   common share
    - diluted
                              $-          $-         $0.01          $-           $-       $(0.01)    $(0.02)       $(0.01)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


ITEM 9A.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

     Based on their evaluations as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Changes in internal controls

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item, other than the information regarding executive officers which is contained in Part I of this report, is incorporated by reference from the information in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the information in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the information in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the information in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is incorporated by reference from the information in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a) Financial Statements and Schedules

     The audited consolidated financial statements of the Company and the report of independent registered public accountants required in Part II, Item 8 are included beginning on page F-1. See the Index to Consolidated Financial Statements on page F-1.

     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements and notes thereto.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 2004.

     (c) Exhibits

Exhibit No.   Description
 3.1          Articles of Incorporation (1)
 3.2          Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix
              Incorporated (2)
 3.3          Amended Bylaws (3)
 10.1         1998 Incentive Stock Option Plan (4)
 10.2         Amendment 1 to 1998 Incentive Stock Option Plan (5)
 10.3         Amendment 2 to 1998 Incentive Stock Option Plan (6
 10.4         2004 Amendment to 1998 Incentive Stock Option Plan (7)
 10.5         Employment Agreement with Robert H. Reback, President and Chief
              Executive Officer (8)
 10.6         Amendment to Employment Agreement with Robert H. Reback,
              President and Chief Executive Officer (9)
 10.7         Employment Agreement with David P. Faulkner, Executive
              Vice President and Managing Director of Machine Control
              Products(8)
 10.8         Amendment to Employment Agreement with David P. Faulkner,
              Executive Vice President of Sales and Marketing (9)
 10.9         Employment Agreement with Michael D. Feaster, Vice President of Software Development (8)
 10.10        Amendment to Employment Agreement with Michael D. Feaster, Vice
              President of Software Development (9)
 10.11        Independent Contractor Agreement with Dennis P. Gauger, Chief
              Financial Officer (7)
 10.12        Form of Indemnification Agreement with directors and officers (9)
 11           Statement re Computation of Per Share Earnings (10)
 14           Special Obligations of Certain Officers (7)
 21           List of Subsidiaries (10)
 23           Independent Auditors' Consent (this filing)
 31.1         Certification of Principal Executive Officer pursuant to Rule
              13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              (this filing)
 31.2         Certification of Principal Financial Officer pursuant to Rule
              13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (this filing).

 32.1         Certification of Principal Executive Officer pursuant to 18 U.S.C
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this filing)
 32.2         Certification of Principal Financial Officer pursuant to 18 U.S.C
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this filing)
 99.1         Press release dated March 31, 2005 (this filing)
         --------------------------------------
          (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
          (2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
          (3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
          (4) Incorporated by reference to Proxy Statement on Schedule 14A dated April 20, 1998.
          (5) Incorporated by reference to Proxy Statement on Schedule 14A dated April 30, 2001.
          (6) Incorporated by reference to Proxy Statement on Schedule 14A dated April 30, 2002.
          (7) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
          (8) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
          (9) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
          (10) Included in Notes to Consolidated Financial Statements contained in this filing.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2005.

                                   REGISTRANT

                              CIMETRIX INCORPORATED


                                     By: /S/ Robert H. Reback
                                     -------------------------
                                     Robert H. Reback
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)


                                     By: /S/ Dennis P. Gauger
                                     -------------------------
                                     Dennis P. Gauger
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                              Title                          Date
---------                              -----                          ----

/S/Robert H.Reback       President, Chief Executive Officer and   March 30, 2005
--------------------     Director (Principal Executive Officer)
Robert H. Reback


/S/Dennis P. Gauger      Interim Chief Financial Officer and      March 30, 2005
------------------       Director(Principal Financial and
Dennis P. Gauger         Accounting Officer)


/S/Scott C. Chandler     Director                                 March 30, 2005
---------------------
Scott C. Chandler


/S/C. Alan Weber         Director                                 March 30, 2005
----------------------
C. Alan Weber


/S/Michael B. Thompson   Director                                 March 30, 2005
----------------------
Michael B. Thompson

                              CIMETRIX INCORPORATED
                   Index to Consolidated Financial Statements

                                                                       Page
                                                                       -----

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Operations                                   F-4

Consolidated Statements of Stockholders' Deficit                        F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Cimetrix Incorporated

We have audited the consolidated balance sheets of Cimetrix Incorporated as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/S/TANNER LC


Salt Lake City, Utah
March 15, 2005


                              CIMETRIX INCORPORATED
                           Consolidated Balance Sheets

                                                                                        December 31,

                                                                                2004                  2003
                                                                       -------------------- ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  868,000           $ 1,389,000
   Marketable securities                                                                -               234,000
   Accounts receivable, net                                                     1,081,000               920,000
   Prepaid expenses and other current assets                                       84,000                96,000
                                                                       -------------------- ---------------------

   Total current assets                                                         2,033,000             2,639,000

Technology, net                                                                   229,000               276,000
Property and equipment, net                                                        82,000                84,000
Other assets                                                                       14,000                33,000
                                                                       -------------------- ---------------------

                                                                              $ 2,358,000           $ 3,032,000
                                                                       ==================== =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                            $  114,000            $  167,000
   Accrued expenses                                                               298,000               192,000
   Deferred revenue                                                               548,000               562,000
   Current portion of long-term debt                                              905,000               752,000
                                                                       -------------------- ---------------------

   Total current liabilities                                                    1,865,000             1,673,000

Long-term debt, net of current portion                                            691,000             1,865,000
                                                                       -------------------- ---------------------

   Total liabilities                                                            2,556,000             3,538,000
                                                                       -------------------- ---------------------

Commitments and contingencies

Stockholders' deficit:
   Common stock; $.0001 par value, 100,000,000 shares
      authorized, 27,844,317 and 27,652,246 shares issued                           3,000                 3,000
   Additional paid-in capital                                                  28,778,000            28,634,000
   Treasury stock, at cost                                                        (49,000)              (49,000)
   Accumulated deficit                                                        (28,930,000)          (29,094,000)
                                                                       -------------------- ---------------------

   Total stockholders' deficit                                                   (198,000)             (506,000)
                                                                       -------------------- ---------------------

                                                                              $ 2,358,000           $ 3,032,000
                                                                       ==================== =====================

                          See accompanying notes to consolidated financial statements




                              CIMETRIX INCORPORATED
                      Consolidated Statements of Operations

                                                                       Years Ended December 31,

                                                              2004                2003                2002
                                                       ------------------- -------------------- -----------------
   Sales:
      Software                                               $ 2,631,000          $ 1,809,000        $  936,000
      Services and support                                     1,701,000            1,485,000         1,615,000
      Related party                                              210,000               46,000           424,000
                                                       ------------------- -------------------- -----------------

      Total net sales                                          4,542,000            3,340,000         2,975,000
                                                       ------------------- -------------------- -----------------

   Costs and expenses:
      Cost of sales                                              844,000              435,000           952,000
      General and administrative                               1,247,000            1,087,000         1,544,000
      Selling, marketing and customer support                  1,182,000            1,221,000         1,625,000
      Research and development                                   978,000              933,000         1,074,000
      Provision for doubtful accounts                           (100,000)             (57,000)          337,000
      Impairment loss                                                 -               313,000         1,224,000
                                                       ------------------- -------------------- -----------------

      Total costs and expenses                                 4,151,000            3,932,000         6,756,000
                                                       ------------------- -------------------- -----------------

   Income (loss) from operations                                 391,000             (592,000)       (3,781,000)
                                                       ------------------- -------------------- -----------------

   Other income (expense):
      Interest income                                             12,000                4,000            55,000
      Interest expense                                          (269,000)            (316,000)         (297,000)
      Other income (expense)                                      30,000              (27,000)          (29,000)
                                                       ------------------- -------------------- -----------------

      Total other expense                                       (227,000)            (339,000)         (271,000)
                                                       ------------------- -------------------- -----------------

   Income (loss) before income taxes                             164,000             (931,000)       (4,052,000)

   Provision for income taxes                                         -                    -             (3,000)
                                                       ------------------- -------------------- -----------------

   Net income (loss)                                          $  164,000           $ (931,000)      $(4,055,000)
                                                       =================== ==================== =================


   Income (loss) per common share:
      Basic                                                       $ 0.01              $ (0.04)          $ (0.17)
                                                       =================== ==================== =================
      Diluted                                                     $ 0.01              $ (0.04)          $ (0.17)
                                                       =================== ==================== =================

   Weighted average number of shares outstanding:
      Basic                                                    27,730,000           25,186,000        24,488,000
      Diluted                                                  28,311,000           25,186,000        24,488,000


                         See accompanying notes to consolidated financial statements



                              CIMETRIX INCORPORATED
                Consolidated Statements of Stockholders' Deficit
                  Years Ended December 31, 2004, 2003 and 2002



                                    Treasury Stock             Common Stock
                               -------------------------- ------------------------     Additional
                                                                                        Paid-in        Accumulated
                                 Shares        Amount       Shares       Amount         Capital         Deficit         Total
                               ------------ ------------- ------------ ----------- ---------------- ---------------- -------------
Balance, January 1, 2002          431,722     $(800,000)   24,457,690     $2,000      $27,926,000     $(24,108,000)   $3,020,000
Common stock issued for
   services                            -             -         92,079         -            22,000               -         22,000
Options and warrants issued
   for services                        -             -            -           -            43,000               -         43,000
Issuance of common stock
   warrants attached to
   senior notes                        -             -            -           -            82,000               -         82,000
Purchase of treasury shares        53,214      (149,000)          -           -           149,000               -             -
Cancellation of treasury
   shares                        (459,936)      900,000     (459,936)         -          (900,000)              -             -
Net loss                               -             -            -           -                -        (4,055,000)   (4,055,000)
                               ------------ ------------- ------------ ----------- ---------------- ---------------- -------------
Balance, December 31,
   2002                            25,000       (49,000)  24,089,833       2,000       27,322,000      (28,163,000)     (888,000)
Purchase and cancellation
   of treasury stock                   -             -       (26,786)         -            34,000               -         34,000
Options and warrants issued
   for services                        -             -            -           -            22,000               -         22,000
Common stock issue for
   debt and accrued interest           -             -     1,474,911          -           517,000               -        517,000
Common stock issued for
   cash                                -             -     2,114,288       1,000          739,000               -        740,000
Net loss                               -             -             -          -                -          (931,000)     (931,000)
                               ------------ ------------- ------------ ----------- ---------------- ---------------- -------------
Balance, December 31,
   2003                            25,000       (49,000)  27,652,246       3,000       28,634,000      (29,094,000)     (506,000)
Common stock issued for
   cash                                -             -       400,000          -           140,000               -        140,000
Common stock issued upon
   exercise of stock options           -             -        11,446          -             6,000               -          6,000
Purchase and cancellation
   of treasury stock                   -             -      (219,375)         -           (77,000)              -        (77,000)
Issuance of common stock
   warrants attached to
   senior notes                        -             -            -           -            46,000               -         46,000
Warrants issued for services           -             -            -           -            15,000               -         15,000
Other                                  -             -            -           -            14,000               -         14,000
Net income                             -             -             -          -                -           164,000       164,000
                               ------------ ------------- ------------ ----------- ---------------- ---------------- -------------
Balance, December 31,
   2004                            25,000      $(49,000)  27,844,317      $3,000      $28,778,000     $(28,930,000)    $(198,000)
                               ============ ============= ============ =========== ================ ================ =============



                                   See accompanying notes to consolidated financial statements



                              CIMETRIX INCORPORATED
                      Consolidated Statements of Cash Flows

                                                                               Years Ended December 31,

                                                                      2004             2003              2002
                                                                ----------------- ---------------- -----------------
   Cash flows from operating activities:
      Net income (loss)                                               $ 164,000       $ (931,000)     $ (4,055,000)
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in)operating activities:
         Depreciation and amortization                                  147,000          210,000           434,000
         Provision for doubtful accounts                               (100,000)         (57,000)          337,000
         Stock compensation expense                                          -                -             22,000
         Option and warrant compensation expense                         21,000           22,000            43,000
         Impairment loss on technology                                       -           265,000         1,224,000
         Impairment loss on inventory                                        -            78,000                -
         Interest expense from bond discount                             39,000           28,000            22,000
         Gain on extinguishment of debt                                 (22,000)              -                 -
         (Increase) decrease in:
            Accounts receivable                                        (138,000)        (379,000)          891,000
            Inventories                                                   7,000            2,000            69,000
            Prepaid expenses and other current assets                     5,000          (10,000)            4,000
            Other assets                                                     -                -            (56,000)
         Increase (decrease in):
            Accounts payable                                            (53,000)          (5,000)          (90,000)
            Accrued expenses                                            106,000           16,000          (311,000)
            Deferred revenue                                            (14,000)         184,000           197,000
                                                                ----------------- ---------------- -----------------

      Net cash provided by (used in) operating activities               162,000         (577,000)       (1,269,000)
                                                                ----------------- ---------------- -----------------

   Cash flows from investing activities:
      Net sales (purchases) of marketable securities                    234,000          162,000         1,389,000
      Purchase of property and equipment                                (65,000)          (3,000)               -
      Purchase of technology                                                 -                -            (92,000)
                                                                ----------------- ---------------- -----------------

      Net cash provided by investing activities                         169,000          159,000         1,297,000
                                                                ----------------- ---------------- -----------------

   Cash flows from financing activities:
      Proceeds from the sale of common stock                            140,000          740,000                -
      Proceeds from the issuance of debt                                     -            51,000           895,000
      Payments of debt                                                 (992,000)              -           (580,000)
      Purchase and cancellation of treasury stock                            -           (41,000)          (29,000)
                                                                ----------------- ---------------- -----------------

      Net cash provided by (used in) financing activities              (852,000)         750,000           286,000
                                                                ----------------- ---------------- -----------------

   Net increase (decrease) in cash and cash equivalents                (521,000)         332,000           314,000
   Cash and cash equivalents, beginning of year                       1,389,000        1,057,000           743,000
                                                                ----------------- ---------------- -----------------

   Cash and cash equivalents, end of year                             $ 868,000       $1,389,000        $1,057,000
                                                                ================= ================ =================


                             See accompanying notes to consolidated financial statements


                              CIMETRIX INCORPORATED
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


Note 1:  Organization and Significant Accounting Policies

     Organization - Cimetrix Incorporated (Cimetrix or the Company) is primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems, and semiconductor connectivity products that connect new semiconductor tools to each other and host systems.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cimetrix Europe, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents includes all cash and investments with original maturities to the Company of three months or less.

     Marketable Securities - The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as accumulated other comprehensive income which is a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.

     For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.

     At December 31, 2004, the Company had no marketable securities classified as "available for sale". At December 31, 2003, the Company had an investment in a mutual fund that was classified as a marketable security "available for sale." The fair market value of the Company's investment at December 31, 2003 was $234,000, which also was the cost basis of the investment. Because the fair market value and cost of the investment were the same, no unrealized holding gain or loss has been recorded as a separate component of stockholders' equity.

     Accounts Receivable - Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade receivables are written off when deemed uncollectible.
Recoveries of trade receivables previously written off are recorded when received.

     Technology - Technology consists of the costs to obtain the Company's AART and SDI SECS/GEM technology (see Note 3). The technology is being amortized on the straight-line method over ten years.

                              CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)


     Software Development Costs - Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The Company also expenses hardware design and prototype expenses as incurred as research and development costs. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

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

     Patents and Copyrights - The Company has obtained a patent related to certain technology. In addition, the Company has registered much of its software system products with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products. Generally, other than the patent and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patent.

     Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

     Revenue Recognition - The software component of the Company's products is an integral part of its functionality. As such, the Company applies the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as modified by SOP 98-9.

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

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)



     Income Taxes - Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation, asset impairment, and accrued liabilities.

     Stock-Based Compensation - At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note
14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:



                                                                              Years Ended
                                                                              December 31,
                                                              ---------------------------------------------
                                                                  2004           2003           2002
                                                              ---------------------------------------------
Net income (loss) as reported                                 $    164,000  $    (931,000)  $  (4,055,000)
Deduct:
  Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards                                     (294,000)      (478,000)       (706,000)
                                                              ---------------------------------------------

Net loss pro forma                                            $   (130,000) $  (1,409,000)  $  (4,761,000)
                                                              =============================================

Income (loss) per share:

     Basic - as reported                                      $        .01  $        (.04)  $        (.17)
                                                              =============================================
     Basic - pro forma                                        $          -  $        (.06)  $        (.19)
                                                              =============================================

     Diluted - as reported                                    $        .01  $        (.04)  $        (.17)
                                                              =============================================
     Diluted - pro forma                                      $          -  $        (.06)  $        (.19)
                                                              =============================================

                                      F-9

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              Years Ended December 31,
                                       2004              2003            2002
                               ---------------- ----------------- --------------

Expected dividend yield                      -                 -              -
Expected stock price volatility            96%               87%            99%
Risk free interest rate                  3.41%             3.35%          4.00%
Expected life of options               5 years           5 years        5 years


     The weighted average fair value of options granted during 2004, 2003, and 2002, was $.30, $.11, and $.14, respectively.

     Earnings (Loss) Per Common Share - The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 6,527,000, 5,821,750, and 4,754,750 shares of common stock at prices ranging from $.35 to $3.50 per share were outstanding at December 31, 2004, 2003, and 2002, respectively. The 2004 computation of weighted average number of shares included the dilutive effect of 580,000 options and warrants. No options and warrants were included in the 2003 and 2002 computation of weighted average number of shares because the effect would have been antidilutive.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

     The Company maintains its cash in bank deposit accounts and brokerage investment accounts. At times, the bank deposits may exceed federally insured limits and the brokerage investment accounts are not insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)

     Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2005. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) may have a material effect on the Company's financial position and results of operations.

     In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for
Nonmonetary Transactions. That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not historically entered into a significant level of nonmonetary transactions, and therefore does not expect that this standard will materially impact its consolidated financial position or results of operations.

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

                              CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)

     Reclassifications   -  Certain  amounts  in  the  prior  years'   financial
statements have been reclassified to conform to the current year presentation.


Note 2:  Accounts Receivable

 Accounts receivable consist of the following:

                                                     December 31
                                              2004                  2003
                                     --------------------- ---------------------

 Trade receivables                         $ 1,141,000           $ 1,101,000
 Less allowance for doubtful accounts          (60,000)             (181,000)
                                     --------------------- ---------------------
                                           $ 1,081,000            $  920,000
                                     ===================== =====================



Note 3:  Technology

     During the year ended December 31, 1999, the Company purchased all rights, title, interest, and benefit in and to the technology that is referred to as the sdiStationTM. This technology is used in the semiconductor and electronics industries.

     During the fourth quarters of 2003 and 2002, due to decreased projected future cash flows relating to this technology, management determined that a significant portion of the technology was not recoverable, and accordingly recorded impairment losses of $265,000 and $1,224,000, respectively.

     At December 31, 2004 and 2003, the net book value of the sdiStationTM technology was $229,000 and $276,000, respectively. Amortization of technology costs for 2004, 2003 and 2002 was approximately $47,000, $91,000 and $264,000, respectively. Accumulated amortization of technology was $863,000 and 1,080,000 as of December 31, 2004 and 2003, respectively.

Note 4:  Property and Equipment

 Property and equipment consist of the following:

                                                      December 31
                                              2004                  2003
                                     --------------------- ---------------------

 Software development costs              $  464,000            $  464,000
 Equipment                                  383,000               365,000
 Office equipment and software              374,000               346,000
 Furniture and fixtures                     187,000               170,000
 Leasehold improvements                      85,000                83,000
                                     --------------------- ---------------------
                                          1,493,000             1,428,000
 Less accumulated depreciation           (1,411,000)           (1,344,000)
                                     --------------------- ---------------------
                                          $  82,000             $  84,000
                                     ===================== =====================



Note 5:  Accrued Expenses

  Accrued expenses consist of the following:

                                                  December 31
                                           2004                  2003
                                 --------------------- ---------------------

   Accrued salaries and wages          $  162,000            $   25,000
   Accrued vacation                        65,000                80,000
   Accrued payroll taxes                   24,000                13,000
   Accrued interest payable                42,000                70,000
   Other                                    5,000                 4,000
                                 --------------------- ---------------------

                                       $  298,000            $  192,000
                                 ===================== =====================


Note 6:  Lease Obligations

         The Company leases certain office space under noncancelable operating lease agreements. Future minimum lease payments required under operating leases are as follows:


              Year ending December 31,

                         2005               $  118,000
                         2006                  127,000
                         2007                  116,000
                                           --------------
                                             $ 361,000
                                           ==============

     Rental expense for the years ended December 31, 2004, 2003 and 2002 on operating leases was $111,000, $121,000, $249,000, respectively.

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)


Note 7:  Note Payable

     During the year ended December 31, 2002, the Company issued a convertible note payable in the amount of $500,000 to a company, bearing interest at a rate of 6.75% per annum, with principal and interest due on March 31, 2003. The conversion feature of the note provided the note would be convertible into fully paid, nonassessable, restricted shares of common stock at a conversion price of $0.35 per share. On March 31, 2003 the Company converted the note into 1,474,911 restricted shares of common stock as payment of the $500,000 principal amount of the note and payment of $17,000 of accrued interest.


Note 8:  Senior Notes Payable

 The Company's Senior Notes Payable consist of the following:

                                                               December 31
                                                           2004          2003
                                                      ------------- ------------
                                                      ------------- ------------
1997 Senior Notes, unsecured, with interest at 10%
   payable semiannually on April 1 and October 1 of
   each year, maturing September 30, 2002               $        -   $  982,000

 2001 Senior Notes, unsecured, with interest at 10%
   payable semiannually on April 1 and October 1 of
   each year, maturing September 30, 2004                        -       11,000

 2002 Senior Notes, unsecured, with interest at 12%
   payable semiannually on April 1 and October 1 of
   each year, maturing September 30, 2005                  945,000    1,674,000

 2004 Senior Notes, unsecured, with interest at 12%
   payable semiannually on April 1 and October 1 of
   2005 and 8% payable semiannually on April 1, and
   September 30, 2006, maturing September 30, 2006         703,000            -
                                                       ------------ ------------

                                                         1,648,000    2,667,000
         Less discount                                     (52,000)     (50,000)
                                                       ------------ ------------

         Total                                           1,596,000    2,617,000
         Less current portion                              905,000      752,000
                                                       ------------ ------------

         Long-term portion                              $  691,000  $ 1,865,000
                                                       ============ ============

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)

     During 2002, in accordance with a Private Placement Memorandum, the Company issued $1,503,000 of 12% unsecured Senior Notes ("2002 Senior Notes") with interest payable semiannually on April 1 and October 1 of each year, and the principal maturing on September 30, 2005. Of the 2002 Senior Notes issued, $755,000 was converted from Senior Notes issued in 1997 ("1997 Senior Notes"), $353,000 was converted from Senior Notes issued in 2001 ("2001 Senior Notes") and $395,000 was attributed to new Senior Notes issued for cash. In addition, in connection with the settlement of litigation, the Company issued an additional $120,000 of 2002 Senior Notes.

     In February 2004, the Company paid the holder of $482,000 1997 Senior Notes $241,000 cash and exchanged $241,000 of the 1997 Senior Notes for new 2002 Senior Notes.

     During 2004, the Company paid cash to retire the remaining $500,000 of 1997 Senior Notes and $11,000 of 2001 Senior Notes.

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

     In February 2004, the Company issued 241 warrants in connection with the rollover of certain 1997 Senior Notes to 2002 Senior Notes. Each warrant entitles the holder to purchase 500 shares of the Company's common stock on or before September 30, 2005 at $.35 per share. The value of these warrants was estimated by the Company at $26,000, using the Black-Scholes pricing model with the following assumptions:

     Expected dividend yield                                   $     -
     Expected stock price volatility                               96%
     Risk-free interest rate                                     1.75%
     Expected life of warrants                              1.66 years

     The value of the warrants was recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital. This additional discount will be accreted and recognized as interest expense over the remaining life of the related Senior Notes. The holder of these Senior Notes and warrants elected early redemption under option 1 of the Exchange Offer described above, but must obtain court approval of its decision before the early redemption is finalized.

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)

     In connection with the extension of the due date of $703,000 of Senior Notes and the expiration date of related warrants to September 30, 2006, an additional value attributed to the warrants was estimated by the Company at $20,000 using the Black-Scholes pricing model with the following assumptions:

      Expected dividend yield                             $     -
      Expected stock price volatility                         96%
      Risk-free interest rate                               2.60%
      Expected life of warrants                         2.0 years


     The value of the warrants was recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid in capital in September 2004. This additional discount will be accreted and recognized as interest expense over the remaining life of the related Senior Notes.

     Each purchaser of each 2002 Senior Note also received, for no additional consideration, one common stock purchase warrant (2002 Warrant) for each $1 principal amount of 2002 Senior Notes purchased. Each 2002 Warrant will entitle the holder to purchase 500 shares of the Company's common stock for $.35 per share. The 2002 Warrants are exercisable any time before September 30, 2005 (September 30, 2006 for those holders who elected to extend the due date of the Senior Notes to September 30, 2006), as a whole, in part, or increments, but only if the shares of common stock issuable upon exercise of the 2002 Warrants are registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the 2002 Warrant holders resided. The exercise price of the 2002 Warrants is payable at the holder's option, either in cash or by the surrender of 2002 Senior Notes at their face amount plus accrued interest. The 2002 Warrants will be transferable separately from the 2002 Senior Notes. At December 31, 2004, warrants to purchase 1,069,000 shares were outstanding, of which 727,250 expire September 30, 2005 and 341,750 expire September 30, 2006.


Note 9:  Income Taxes

         The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to
(loss) income before income taxes for the following reasons:

                                               Years Ended December 31
                                          2004           2003           2002
                                     -------------------------------------------
Income tax benefit (provision) at
   statutory rate                    $  (62,000)    $  348,000     $ 1,511,000
Life insurance and meals                 (5,000)        (9,000)        (11,000)
Other                                    (1,000)       (13,000)        (26,000)
Change in valuation allowance            68,000       (326,000)     (1,477,000)
                                     -------------------------------------------

                                     $        -     $        -     $    (3,000)
                                     ===========================================

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)



Deferred tax assets (liabilities) are comprised of the following:

                                                           December 31
                                                   2004                  2003
                                            -------------------  ---------------

 Deferred tax assets:
   Net operating loss carryforwards            $ 7,795,000          $ 7,559,000
   Asset impairment                              1,908,000            2,134,000
   Depreciation and amortization                   349,000              371,000
   Allowance for doubtful accounts                  22,000               68,000
   Accrued vacation and bonus                       24,000               30,000
   Deferred income                                 204,000              210,000
   Inventory reserve                                49,000               47,000
   Capital loss carryover                          108,000              108,000
   Research and development credit                 338,000              338,000
                                            -------------------  ---------------

                                                10,797,000           10,865,000
            Less valuation allowance           (10,797,000)         (10,865,000)
                                            -------------------  ---------------

                                               $         -           $        -
                                            ===================  ===============

     At December 31, 2004, the Company has a net operating loss carryforward available to offset future taxable income of approximately $21,000,000, which will begin to expire in 2005. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforward, which could be utilized.


Note 10:  Impairment Loss

     During the fourth quarter 2003 and 2002, due to decreased projected future cash flows relating to the sdiStationTM technology, management determined that a significant portion of the technology was not recoverable, and accordingly has recorded an impairment loss of $265,000 and $1,224,000 respectively (see Note
3).

     During 2003, the Company recorded an impairment of a significant portion of its inventory due to decreases in sales of these products. Of the total impairment of $78,000 $48,000 was recorded as impairment expense and $30,000 was recorded as research and development costs as the unsalable inventory was used in the Company's research and development activities.


Note 11:  Supplemental Cash Flow Information

         During the year ended December 31, 2004:

          -    The Company  purchased  and  cancelled  219,375  shares of common
               stock   valued  at  $77,000   through  a  reduction  of  accounts
               receivable.

          - The Company recorded a discount for warrants attached to senior notes in the amount of $46,000.

          - The Company recorded deferred compensation, as a reduction of additional paid-in capital, for warrants in the amount of $19,000.

          - The Company wrote off accounts receivable of $21,000 against the allowance for doubtful accounts.

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)



         During the year ended December 31,2003:

          - The Company issued 1,474,911 shares of common stock as payment of notes payable and accrued interest of $517,000.

          - The Company purchased and cancelled 26,786 shares of redeemable common stock valued at $75,000 by paying $41,000 of cash. The remaining $34,000 was recorded as additional paid-in capital.

         During the year ended December 31, 2002:

          - The Company redeemed common stock in exchange for senior notes of $120,000.

          - The Company recorded a discount for warrants attached to senior notes in the amount of $82,000.

          - The Company cancelled 459,936 shares of treasury stock in the amount of $900,000.

     Actual amounts paid for interest and income taxes are as follows:

                                        Years Ended December 31
                              2004                2003                2002
                    --------------------- ------------------ -------------------

Interest                  $  222,000         $  288,000          $  297,000
                    ===================== ================== ===================
Income taxes              $        -         $        -          $    3,000
                    ===================== ================== ===================


Note 12:  Major Customers

     During 2004, one customer accounted for $489,000, or 11%, of the Company's total sales. In 2003, there were no customers that accounted for 10% or more of the Company's total sales. During 2002, one customer accounted for $411,000, or 14%, of the Company's total sales.

     Export sales to unaffiliated customers were approximately $2,044,000, $1,160,000, and $884,000 in 2004, 2003 and 2002, respectively.

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)



     Export sales to countries which exceeded 10% of net sales were as follows:


                                     Years Ended December 31
                              2004               2003                2002
                    --------------------- ------------------ -------------------

    Japan                      9%                 9%                 14%
    Germany                   11%                 7%                  6%
    Switzerland               12%                 9%                  6%


Note 13:  Employee Benefit Plan

     The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

     The Company will match 50% of the employees' contribution up to a maximum of 2% of the employees' annual pay. Participants vest in the employers' contribution over a five-year period. For the years ended December 31, 2004, 2003 and 2002, the Company contributed approximately $31,000, $31,000, and $37,000, respectively, to the plan.


Note 14:  Stock Options and Warrants

     The Company has a stock option plan (Incentive Option Plan), which allows a maximum of 5,000,000 options which may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Incentive Option Plan, grants of options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed five years.

     The Company has a stock option plan (Directors Option Plan), which allows a maximum of 1,100,000 shares of common stock to be granted at prices not less than the fair market value at the date of grant. Under the Directors Option Plan, directors will receive options to purchase 50,000 shares of common stock annually, or amounts as determined by the board of directors, on each anniversary date during the term of this plan.

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)

 Information regarding stock options and warrants is summarized below:

                                           Number of              Weighted
                                          Options and             Average
                                            Warrants           Exercise Price
                                    --------------------- ---------------------

  Outstanding at January 1, 2002             5,114,250                  $1.91
    Granted                                  1,288,000                    .29
    Exercised                                        -                      -
    Expired / forfeited                     (1,647,500)                  2.60
                                   ---------------------  ---------------------

  Outstanding at December 31, 2002           4,754,750                   1.26
    Granted                                  1,380,500                    .35
    Exercised                                        -                      -
    Expired / forfeited                       (313,500)                  1.46
                                   --------------------- ----------------------

  Outstanding at December 31, 2003           5,821,750                   1.03
    Granted                                  2,014,750                    .42
    Exercised                                  (38,125)                   .35
    Expired / forfeited                     (1,271,375)                   .99
                                   --------------------- ----------------------

  Outstanding at December 31, 2004           6,527,000                   $.85
                                   ===================== ======================


     The following table summarizes information about stock options outstanding at December 31, 2004:

                                     Options Outstanding                             Options Exercisable
                                           Weighted
                                            Average           Weighted             Number            Weighted
                       Number              Remaining           Average          Exercisable           Average
     Range of       Outstanding at        Contractual         Exercise        At December 31,        Exercise
 Exercise Prices    December 31, 2004    Life (Years)           Price               2004               Price
------------------- ------------------ ------------------ ------------------ ------------------- ------------------
       $.35             2,951,500             2.54              $.35              1,739,500            $.35
   $.36 - $.75          1,030,000             4.48              $.48                237,500            $.51
      $1.00             1,750,000             2.03              $1.00             1,731,250            $1.00
  $2.50 - $3.50           795,500             1.13              $2.89               782,375            $2.90



Note 15:  Fair Value of Financial Instruments

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

                              CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)



Note 16:  Commitments and Contingencies

         Employment Agreements

     The Company entered into employment agreements with certain employees, which require payments of $486,000 in 2005.

         Product Warranties

     The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company's programming instructions due to defects in materials and workmanship. In addition, if the Company is unable to repair or replace any product to a condition warranted, within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2004, 2003, and 2002, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

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

                             CIMETRIX INCORPORATED
                    Notes to Consolidated Financial Statement
                        December 31, 2004, 2003 and 2002
                                   (Continued)

Note 17:  Related Party Transactions

     During the years ended December 31, 2004, 2003 and 2002, the Company had net sales of $210,000, $40,000 and $234,000, respectively, to a corporation that is a stockholder of the Company. The Company had net accounts receivable from this corporation of $37,000 and $146,000 at December 31, 2004 and 2003, respectively.

     During the years ended December 31, 2003 and 2002, the Company had net sales of $6,000 and $190,000 to an entity in which the Company had an investment. The investment in this entity was written off in 2001. At December 31, 2003, the Company had net accounts receivable from this entity of $29,000.


Note 18:  Subsequent Events

     In January 2005, the Company sold 2,500,000 shares of its common stock in a private placement to two business entities at a price of $.80 per share, for total proceeds of $2,000,000. No commissions or payments were made to underwriters or agents out of the proceeds.