Form 10-Q
period 2005-03-31
CIMETRIX INC
filed 2005-05-16
CIK 786620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the registrant's common stock as of May 13, 2005: Common stock, par value $.0001 - 30,319,317 shares

                              CIMETRIX INCORPORATED
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2005


                                      INDEX

                          PART I Financial Information

Item 1.  Financial Statements

          a) Consolidated Condensed Balance Sheets.............................3
          b) Consolidated Condensed Statements of Operations...................4
          c) Consolidated Condensed Statements of Cash Flows...................5
          d) Notes to Consolidated Condensed Financial Statements..............6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4.  Controls and Procedures..............................................20


                            PART II Other Information

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities.......................................20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................21

Item 5.  Other Information....................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

Signatures....................................................................22


                                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             CIMETRIX INCORPORATED
                                     Consolidated Condensed Balance Sheets

                                                                            March 31,
                                                                              2005              December 31,
                                                                          (Unaudited)              2004
                                                                       -------------------- ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  2,720,000            $  868,000
   Accounts receivable, net                                                     1,261,000             1,081,000
   Prepaid expenses and other current assets                                       38,000                84,000
                                                                       --------------------  --------------------

   Total current assets                                                         4,019,000             2,033,000

Technology, net                                                                   217,000               229,000
Property and equipment, net                                                       149,000                82,000
Other assets                                                                       30,000                14,000
                                                                       --------------------  --------------------

                                                                              $ 4,415,000           $ 2,358,000
                                                                       ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                            $  259,000            $  114,000
   Accrued expenses                                                               259,000               298,000
   Deferred revenue                                                               572,000               548,000
   Current portion of long-term debt                                              908,000               905,000
                                                                       --------------------  --------------------

   Total current liabilities                                                    1,998,000             1,865,000

Long-term debt, net of current portion                                            695,000               691,000
                                                                       --------------------  --------------------

   Total liabilities                                                            2,693,000             2,556,000
                                                                       --------------------  --------------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock; $.0001 par value, 100,000,000 shares
      authorized, 30,344,317 and 27,844,317 shares issued                           3,000                 3,000
   Additional paid-in capital                                                  30,797,000            28,778,000
   Treasury stock, at cost                                                        (49,000)              (49,000)
   Accumulated deficit                                                        (29,029,000)          (28,930,000)
                                                                       --------------------  --------------------

   Total stockholders' equity (deficit)                                          1,722,000             (198,000)
                                                                       --------------------  --------------------

                                                                              $ 4,415,000           $ 2,358,000
                                                                       ====================  ====================

                     See accompanying notes to consolidated condensed financial statements


                                               CIMETRIX INCORPORATED
                                  Consolidated Condensed Statements of Operations
                                                    (Unaudited)

                                                                            Three Months Ended March 31,
                                                                               2005                  2004
                                                                       ---------------------  --------------------
Sales:
      Software                                                                   $ 779,000             $ 735,000
      Services and support                                                         374,000               330,000
                                                                       ---------------------  --------------------

      Total net sales                                                            1,153,000             1,065,000
                                                                       ---------------------  --------------------

   Costs and expenses:
      Cost of sales                                                                107,000               154,000
      General and administrative                                                   372,000               351,000
      Selling, marketing and customer support                                      426,000               252,000
      Research and development                                                     310,000               213,000
                                                                       ---------------------  --------------------

      Total costs and expenses                                                   1,215,000               970,000
                                                                       ---------------------  --------------------

   Income (loss) from operations                                                   (62,000)               95,000
                                                                       ---------------------  --------------------

   Other income (expense):
      Interest income                                                               12,000                 2,000
      Interest expense                                                             (49,000)              (83,000)
      Other income (expense)                                                            -                  6,000
                                                                       ---------------------  --------------------

      Total other expense                                                          (37,000)              (75,000)
                                                                       ---------------------  --------------------

   Income (loss) before income taxes                                               (99,000)                20,000

   Provision for income taxes                                                           -                     -
                                                                       ---------------------  --------------------

   Net income (loss)                                                             $ (99,000)              $ 20,000
                                                                       =====================  ====================


   Income (loss) per common share:
      Basic                                                                      $       -               $      -
                                                                       =====================  ====================
      Diluted                                                                    $       -               $      -
                                                                       =====================  ====================

   Weighted average number of shares outstanding:
      Basic                                                                      29,292,000            27,627,000
      Diluted                                                                    29,292,000            27,798,000



                       See accompanying notes to consolidated condensed financial statements






                                               CIMETRIX INCORPORATED
                                  Consolidated Condensed Statements of Cash Flows
                                                    (Unaudited)

                                                                            Three Months Ended March 31,
                                                                               2005                  2004
                                                                       --------------------- ---------------------
Cash flows from operating activities:
      Net income (loss)                                                         $  (99,000)            $  20,000
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                              34,000                41,000
         Interest expense from bond discount                                         7,000                10,000
         (Increase) decrease in:
            Accounts receivable                                                   (180,000)             (390,000)
            Prepaid expenses and other current assets                               26,000                12,000
         Increase (decrease)in:
            Accounts payable                                                       145,000               159,000
            Accrued expenses                                                       (39,000)               79,000
            Deferred revenue                                                        39,000                47,000
                                                                       --------------------- ---------------------

      Net cash used in operating activities                                        (67,000)              (22,000)
                                                                       --------------------- ---------------------

   Cash flows from investing activities:
      Net sales of marketable securities                                                -                203,000
      Purchase of property and equipment                                           (81,000)               (1,000)
                                                                       --------------------- ---------------------

      Net cash provided by (used in) investing activities                          (81,000)              202,000
                                                                       --------------------- ---------------------

   Cash flows from financing activities:
      Proceeds from the sale of common stock                                     2,000,000                    -
      Payments of debt                                                                  -               (241,000)
                                                                       --------------------- ---------------------

      Net cash provided by (used in) financing activities                        2,000,000              (241,000)
                                                                       --------------------- ---------------------

   Net increase (decrease) in cash and cash equivalents                          1,852,000               (61,000)
   Cash and cash equivalents, beginning of period                                  868,000             1,389,000
                                                                       --------------------- ---------------------

   Cash and cash equivalents, end of period                                    $ 2,720,000            $1,328,000
                                                                       ===================== =====================


                       See accompanying notes to consolidated condensed financial statements


                              CIMETRIX INCORPORATED
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Cimetrix Incorporated (the "Company") designs, develops, markets and supports factory automation software products and solutions for the global semiconductor and electronics industries. The Company's products are tailored to meet the needs of original equipment manufacturers (OEMs) in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services that provide solutions typically incorporating Cimetrix software products.

     Basis of Presentation - The interim financial information of the Company as of March 31, 2005 and for the three months then ended is unaudited, and the balance sheet as of December 31, 2004 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


NOTE 2 - STOCK-BASED COMPENSATION

     At March 31, 2005, the Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no stock-based employee compensation expense has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                             CIMETRIX INCORPORATED
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                   (Continued)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                            ----------------- ----------------
                                                                                   2005              2004
                                                                            ----------------- ----------------
           Net income (loss) as reported                                         $ (99,000)       $  20,000
           Deduct:
             Total stock-based employee compensation expense
               determined under fair value based method for all awards             (80,000)        (218,000)
                                                                            ----------------- ----------------

           Net loss pro forma                                                   $ (179,000)      $ (198,000)
                                                                            ================= ================

           Income (loss) per share:
                Basic - as reported                                               $     -          $     -
                                                                            ================= ================
                Basic - pro forma                                                $   (0.01)       $   (0.01)
                                                                            ================= ================

                Diluted - as reported                                             $     -          $     -
                                                                            ================= ================
                Diluted - pro forma                                              $   (0.01)       $   (0.01)
                                                                            ================= ================


     In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. However, the Securities and Exchange Commission has deferred this date for public companies. The new rule allows companies to implement FAS No. 123(R) at the beginning of their next fiscal year. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) may have a material effect on the Company's financial position and results of operations.


NOTE 3 - EARNINGS (LOSS) PER SHARE

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

                             CIMETRIX INCORPORATED
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                   (Continued)

A reconciliation of the number of shares used in the computation of the Company's basic and diluted earnings per common share is as follows:

                                                   Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                                 2005               2004
                                          ------------------- ------------------


Weighted average number of common shares
    outstanding                               29,292,000         27,627,000
Dilutive effect of :
    Stock options                                      -            106,000
    Warrants                                           -             65,000
                                          ------------------- ------------------
Weighted average number of common shares
    outstanding, assuming dilution            29,292,000         27,798,000
                                          =================== ==================

         No stock options and warrants are included in the 2005 computation of weighted average number of shares because the effect would be antidilutive.


NOTE 4 - SENIOR NOTES PAYABLE

         At March 31, 2005, the Company's Senior Notes Payable consist of the following:


2002 Senior Notes,  unsecured,  with interest
 at 12% payable  semiannually  on April 1 and
 October  1 of each  year, maturing
 September 30, 2005                                              $ 945,000

2004 Senior  Notes,  unsecured,  with  interest
 at  12%  payable semiannually on April 1 and
 October 1 of 2005 and 8% payable semiannually
 on April 1 and  September  30, 2006,  maturing
 September 30, 2006                                                703,000
                                                             -------------
                                                                 1,648,000

Less discount                                                      (45,000)
                                                             -------------
Total                                                            1,603,000
Less current portion                                               908,000
                                                             -------------
Long-term portion                                               $  695,000
                                                             =============


     At March 31, 2005, warrants to purchase 1,069,000 shares at $0.35 per share, issued in connection with the Senior Notes Payable, were outstanding, of which 727,250 expire September 30, 2005 and 341,750 expire September 30, 2006.

                             CIMETRIX INCORPORATED
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                   (Continued)


NOTE 5 - STOCKHOLDERS' EQUITY

     In January 2005, the Company sold 2,500,000 shares of its common stock in a private placement to two business entities at a price of $.80 per share, for total proceeds of $2,000,000. No commissions or payments were made to underwriters or agents out of the proceeds.


NOTE 6 - RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2005, the Company had net sales totaling $104,000 to two customers that are also shareholders of the Company. During the three months ended March 31, 2004, the Company had net sales totaling $48,000 to one customer that is a shareholder of the Company.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company's financial performance for the three-month periods ended March 31, 2005 and March 31, 2004, and the Company's financial position at March 31, 2005. The information includes discussions of sales, expenses, capital resources and other significant financial items.

     This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The ensuing discussion and analysis contains both statements of historical fact and forward-looking  statements.  Forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words "expects," "believes" and "anticipates" or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under "Factors Affecting Future Results" and "Certain Risk Factors."

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

     In 2000, the Company introduced two new product families using the latest in software technologies. CIMConnect was a next generation design for enabling production equipment in the electronics industries to communicate data to the factory's host computer using the SECS/GEM SEMI (Semiconductor Equipment and Materials International) standard. CIM300 is a family of seven software products that reduces the time required to connect new 300mm semiconductor tools to each other and to host computers in a factory by using the new SEMI 300mm standards. Both products were winners of Semiconductor International's Editor's Choice Award in 2001.

     In 2001, the Company introduced CODE(TM) 6 with Core Motion. CODE 6 with Core Motion was the result of 18 months of research and development effort resulting in new technology to move motion control from proprietary motion boards onto the PC. This can result in up to a 50% savings in hardware costs for OEM customers and positioned the Company for the evolution to network-based drives.

     In 2002 and early 2003, the Company designed, field tested and announced the availability of CIM300Expert. This product further reduces the time required by OEM customers to automate a semiconductor tool to comply with the SEMI 300 mm standards. By reducing the implementation time from 12-24 weeks to 6-8 weeks, CIM300Expert dramatically reduces the cost to implement SEMI compliance for equipment suppliers. The Company also introduced additional calibration technology for its CODE 6 product, which allows faster time to market for key Surface Mount Technology ("SMT") customers.

     In 2003 and 2004, the Company began development of a new product named CIMPortal. CIMPortal is the Company's new equipment data acquisition software product based on the Interface A equipment communications standards from SEMI. The Company designed, developed and installed an alpha version of CIMPortal in an Advanced Micro Devices (AMD) production facility in August of 2003 as part of a National Institute of Standards and Technology (NIST) program to develop elements of e-manufacturing for the semiconductor industry. Subsequent to the alpha release, the Company continued development of its a new CIMPortal product family and initiated a beta program in June of 2004 with participation from semiconductor OEMs, advanced process control (APC) framework providers, and end users. The second beta release coincided with a demonstration to the fab members of SEMATECH in December of 2004. Cimetrix provided this demonstration working with a top tier equipment maker. The Company recently released CIMPortal Beta 3, which is suitable for supplier evaluation and OEM development of production Interface A solutions.

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

     If a sale involves a bundled package of software, support and services at a discounted price, revenue is allocated to each element based on the respective list price of each. Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately. Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months. Revenue from services is recognized as services are performed. Standard payment terms for sales are net 30 (net 45 - 60 for foreign customers). On occasion, extended payment terms will be offered. If the Company provides payment terms greater than 90 days and collection is not assured, then revenues are generally recognized as payments are received.

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

Operations Review

         The following table sets forth the percentage of costs and expenses to net sales derived from the Company's Consolidated Condensed Statements of Operations for the three-month periods ended March 31, 2005 and 2004:


     Three months ended March 31,                    2005               2004
     --------------------------------------------------------------------------

                Net sales                            100%               100%
                                                ------------------------------

       Costs and expenses:
       Cost of sales                                   9                 14
       General and administrative                     32                 33
       Selling, marketing and customer support        37                 24
       Research and development                       27                 20
                                                -------------------------------

       Total costs and expenses                      105                 91
                                                -------------------------------

       Income (loss) from operations                  (5)                 9
       Interest expense, net of interest income       (3)                (8)
       Other income (expense)                          -                  1
                                                -------------------------------

       Net income (loss)                              (8)%                2%
                                                ===============================

     In January 2005, the Company made important changes to its organization to foster continued growth. The Company formed a new Global Services group to focus on providing complementary professional services to the OEM customer base, while continuing to provide customer support. Salary and other expenses of the Global Services group are included in selling, marketing and customer support expenses, except for expenses directly attributed to customer service projects that are included in cost of sales. Since September 2004, seven new employees have been added to what is now the Global Services group.

     The Company also formed a dedicated Research and Development department in January 2005. Certain of the R&D engineers previously spent portions of their time on both customer support issues and customer service projects, but are fully dedicated to R&D projects in 2005, with all salary and related expenses included in research and development expense in 2005.

     As a result of this reorganization and increase in personnel, Cimetrix is investing more money into customer support and research and development expenses in 2005 as compared to 2004.


Results of Operations

     Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Sales

     The following table summarizes net sales by categories, as a percent of total net sales:


        Three months ended March 31,       2005               2004
        --------------------------------------------------------------

           Software                         68%                69%
           Services and support             32%                31%



     Net sales increased by $88,000, or 8%, to $1,153,000, for the three months ended March 31, 2005, from $1,065,000 for the three months ended March 31, 2004. The increase in net sales for the three months ended March 31, 2005 was due to an increase in both software license revenue and support and service revenue for the period.

     For the past several years, the Company's sales strategy has been focused on the acquisition of new major OEM customers. The increase in software revenues in 2004, continuing in the first quarter of 2005, reflects the success of the Company in acquiring new major OEM design wins during 2004 and 2003, combined with the modest recovery of the capital equipment markets in the semiconductor and SMT industries. Each new OEM customer results in another equipment manufacturer integrating Cimetrix software into the tools that it sells to factories around the world. This yields additional revenues for Cimetrix in several ways, including software revenues from the initial software license purchase and recurring "runtime" revenue associated with the shipment of each piece of equipment by the OEM to its customers, as well as ongoing support and maintenance contracts.

     While the Company's focus has been on the sale of software products, the Company also provides application and integration services to its customers that want to purchase a complete turnkey system and other special engineering service projects. The Company did experience continued growth in services and support revenues during the first quarter of 2005, primarily through responding to new customer requests for support and assistance. As discussed above, the Company has now formed a new Global Services group with the intention of proactively marketing its capabilities to provide customer service projects. However, it will take some time to effectively market and win this new business, and sufficiently increase revenues to cover the increased costs associated with the new personnel in this area.

     The Company expects continuing moderate sales growth despite industry analyst predictions of flat to declining revenue in the semiconductor industry and a 5 to 10 percent decline in semiconductor capital equipment spending during 2005. While the Company cannot predict market or economic conditions for subsequent years, it believes it has added sufficient new customers to achieve critical mass in support of worldwide sales growth. In addition, the Company will continue its strategy of trying to win new OEM customers, making timely new product introductions, and growing a complementary professional services business.

Cost of Sales

     The Company's cost of sales as a percentage of net sales for the three months ended March 31, 2005 and 2004 was approximately 9% and 14%, respectively. Cost of sales decreased $47,000, or 31%, to $107,000 for the three months ended March 31, 2005 from $154,000 during the same period in 2004. The decrease in cost of sales is primarily due to a reduced level of customer service projects during the three months ended March 31, 2005. In addition, cost of sales were higher than normal for the first quarter of 2004 due to the Company's investment of employee and other resources in the development of major OEM customer relationships, resulting in higher expenses charged to cost of sales during this period.

     While the Company's focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system. These services are performed primarily by employees of the Company. The costs related to the sale of these services are accounted for as cost of sales.

Selling, Marketing and Customer Support

     Selling, marketing and customer support expenses increased $174,000, or 69%, to $426,000 for the three months ended March 31, 2005 from $252,000 for the comparable period in 2004. The increase in selling, marketing and customer support expenses in the current year is due primarily to the addition of new personnel in the newly formed Global Services group, as discussed above. In addition, in March 2005, the Company committed significant resources to hold a seminar in Japan to further the sales and marketing efforts in that key market.

     Selling, marketing and customer support expenses for the three months ended March 31, 2005 and 2004, respectively, include the direct payroll and related travel expenses of the Company's sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company's representation at industry trade shows. Selling, marketing and customer support expenses for the three months ended March 31, 2005 also include the salary and other expenses of the Global Services group related to sales and marketing efforts for those services.

Research and Development

     Research and development expenses increased by $97,000, or 46%, to $310,000 for the three months ended March 31, 2005, from $213,000 for the comparable period in 2004. The Company has committed to invest significant research and development resources for its new CIMPortal product family, as well as pursue other new product opportunities. As discussed above, in January 2005 a committed research and development department was formed, with all salary and other expenses of the department fully charged to research and development activities in the first quarter of 2005.

     Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative expenses, discussed below.

General and Administrative

     General  and  administrative   expenses  remained  relatively   consistent,
increasing $21,000, or 6%, to $372,000 for the three months ended March, from $351,000 for the comparable period in 2004.

     General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices. These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets.

Other Income (Expenses)

     Interest income for the three months ended March 31, 2005 increased by $10,000 to $12,000 from $2,000 for the three months ended March 31, 2004. The increase resulted from higher levels of cash reserves because of the $2,000,000 sale of the Company's common stock in January 2005 and due to the Company earning a higher rate of return on its cash reserves during the three months ended March 31, 2005.

     Interest expense decreased $34,000, or 41%, to $49,000, for the three months ended March 31, 2005, compared to $83,000 for the comparable period in 2004. This decrease was attributable to a reduction in the outstanding principal balance of the Company's Senior Notes.

Liquidity and Capital Resources

         As of March 31, 2005, the Company had $1,648,000 of Senior Notes outstanding, $1,603,000 net of discount, comprised of the following:

 Current Portion:
   12% Senior Notes to be repaid upon court approval             $   241,000
   12% Senior Notes due September 30, 2005                           704,000
   Senior Note discount                                              (37,000)
                                                            -----------------
                                                                     908,000
                                                            -----------------
 Long-Term Portion:
   12% - 8% Senior Notes due September 30, 2006                      703,000
   Senior Note discount                                               (8,000)
                                                            -----------------
                                                                     695,000
                                                            -----------------

   Total Debt at March 31, 2005                                 $  1,603,000
                                                            =================


     The holder of $241,000 of Senior Notes electing early retirement under an exchange offer completed October 2004 is required to obtain court approval of its decision before the Company can retire this debt. Court approval had not been obtained as of March 31, 2005.

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

     At March 31, 2005, the Company had current assets of $4,019,000, including cash and cash equivalents of $2,720,000, and current liabilities of $1,998,000, resulting in working capital of $2,021,000, compared to working capital of $168,000 at December 31, 2004. The increase in working capital at March 31, 2005 is primarily attributed to the $2,000,000 sale of common stock in January 2005, which is discussed above.

     Historically, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2005, the Company had an accumulated operating deficit of $29,029,000, but had total stockholders' equity of $1,722,000 primarily as a result of the $2,000,000 sale of common stock in January 2005. The Company improved the results of its operations during the year ended December 31, 2004, reporting net income of $164,000 and net cash provided by operating activities of $162,000. However, during the first quarter of 2005, the Company reported a net loss of $99,000 and net cash used in operating activities of $67,000, as investments were made in services and research and development as discussed above. Management believes that improvements in operations and operating cash flows will be realized during the year ending December 31, 2005. These operational improvements, together with the recent sale of the Company's common stock, and a more favorable debt reduction schedule for the Senior Notes will be sufficient to assure continuation of the Company's operations through 2005. However, there can be no assurance that operations and operating cash flows will remain at current levels or continue to improve in the near future. If the Company is unable to sustain profitable operations and positive operating cash flows and meet scheduled debt obligations, it may be unable to continue development of its products and may be required to curtail operations.

     The Company also believes that continued improved operations and a stronger working capital position will eventually allow the Company to obtain a line of credit or other bank financing secured by accounts receivable or other assets.

     Net cash used in operating activities for the three months ended March 31, 2005 was $67,000 compared to net cash used in operating activities of $22,000 for the same period in 2004. The increase in net cash used in operating activities resulted from the increase in expenditures for services and research and development as discussed above.

     Net cash used in investing activities for the three months ended March 31, 2005 was $81,000, consisting of purchases of property and equipment. Net cash provided by investing activities was $202,000 for the three months ended March 31, 2004, comprised of net sales of marketable securities of $203,000 offset by purchases of property and equipment of $1,000.

     Net cash provided by financing activities for the three months ended March 31, 2005 was $2,000,000, consisting of the proceeds from the sale of common stock. Net cash used in financing activities was $241,000 for the three months ended March 31, 2004, resulting from the retirement of debt.

     The Company has not been adversely affected by inflation. However, there are potential economic risks inherent in foreign trade. Sales to foreign customers were $470,000 during the three months ended March 31, 2005, representing 41% of the Company's net sales, compared to $383,000, or 36%, of net sales in the three months ended March 31, 2004. To minimize the risk from changes in foreign currency exchange rates, the Company's export sales are transacted in United States dollars.

     The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months, including payment of its Senior Notes due September 2005.

Factors Affecting Future Results

     Net sales for the first three months of 2005 increased 8% compared to the same period of the prior year. Over the three years prior to 2003, the economic slowdown led to significant delays in the placement of orders by the Company's OEM customers. As the end-user customers cut back on capital equipment expenditures, the Company's OEM customers also cut back on their orders for the Company's software products. In late 2003 and continuing through 2004, the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures. Currently, industry analyst predict flat to declining revenue in the semiconductor industry and a 5 to 10 percent decline in semiconductor capital equipment spending during 2005. In general, changes in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to corresponding changes in software license revenue for the Company. However, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. Management believes that its expanded customer base will provide the needed revenue to maintain a profitable level of operations for fiscal 2005, despite the predicted downturn in capital equipment spending in the industries served by the Company.

     The Company has been investing in its new CIMPortal product line, which meets the new SEMI standard called Interface A. It is not clear if end user customers will start requiring Interface A, and if so, when they will start requiring OEMs to provide Interface A. This will affect the adoption and market opportunities for the CIMPortal product line.

     The Company has also been investing in pursuing the Japanese market for its products with its new distributor CIM, Inc. It is not clear if CIM and Cimetrix will be successful in winning new business in Japan, and if so, when the Company will see an increase in revenue.

     The Company has also been investing in its new Global Services group, which is available to assist customers in providing professional services and complete turnkey solutions. It is not clear if customers will accept this new services offering from Cimetrix, and if so, when the Company will obtain an increase in revenue from new customer service projects sold by this group.

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

Operating Losses, Accumulated Deficit and Lack of Liquidity

     The Company has an accumulated operating deficit of $29,029,000 at March 31, 2005 and $1,603,000 of Senior Notes outstanding, net of discount. The Company's future liquidity is dependent on obtaining and sustaining positive cash flows from operations, and, to the extent necessary, obtaining external financing through the issuance of debt or equity securities. See "Liquidity and Capital Resources". If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

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

Dependence Upon Customers

     The Company sells its products principally to OEMs, which have the relationships with the end users. The quantity of each customer's business with the Company depends substantially on that customer's relationships with end users, market acceptance of the customer's products that utilize the Company's software products and the development cycle of the customer's products. The Company could be materially adversely affected by a downturn in either customer's sales or their failure to meet the expectations of their end-user customers. The Company will likely from time to time have customers that account for a significant portion of its business and any adverse developments on such customers' business would adversely affect the Company.

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

     Based on their evaluations as of March 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit listing

Exhibit
  No.     Description
-------   -----------------
3.1       Articles of Incorporation (1)
3.2 Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3       Amended Bylaws (3)
11        Statement re: computation of per share earnings (included in notes to consolidated condensed financial statements)
31.1      Certification of Principal Executive Officer pursuant to Rule
          13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2      Certification of Principal Financial Officer pursuant to
          Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1      Certification of  Principal Executive Officer pursuant to 18 U.S.C
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2      Certification of  Principal Financial Officer pursuant to 18 U.S.C
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1      Press Release dated May 16, 2005*
          --------------------------------------

*  Exhibits filed with this report.

     (1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
     (2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
     (3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b)  Reports on Form 8-K

     On January 5, 2005, the Company filed a report on Form 8-K reporting that it expected to be profitable for the 2004 fiscal year as set forth in a press release attached to the report, and to announce the appointment of Kourosh
Vahdani as Vice President of Global Services and the promotion of Michael Feaster to Executive Vice President of Research and Development as of December 13, 2004.

     On January 31, 2005, the Company filed a report on Form 8-K reporting the sale of 2,500,000 shares of its common stock at a price of $0.80 per share, for total proceeds of $2,000,000.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT

                              CIMETRIX INCORPORATED

Dated: May 16, 2005

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