Form 10-Q
period 2005-06-30
CIMETRIX INC
filed 2005-08-15
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From         to

Commission File Number:  0-16454

CIMETRIX INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	87-0439107
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6979 South High Tech Drive, Salt Lake City, Utah	84047-3757
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (801) 256-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s common stock as of August 12, 2005:

Common stock, par value $.0001 – 30,319,317 shares

CIMETRIX INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,819,000	$868,000
Accounts receivable, net	987,000	1,081,000
Prepaid expenses and other current assets	33,000	84,000

Total current assets	3,839,000	2,033,000

Technology, net	206,000	229,000
Property and equipment, net	140,000	82,000
Other assets	25,000	14,000

	$4,210,000	$2,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$101,000	$114,000
Accrued expenses	282,000	298,000
Deferred revenue	532,000	548,000
Current portion of long-term debt	910,000	905,000

Total current liabilities	1,825,000	1,865,000

Long-term debt, net of current portion	699,000	691,000

Total liabilities	2,524,000	2,556,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $.0001 par value, 100,000,000 shares authorized, 30,344,317 and 27,844,317 shares issued	3,000	3,000
Additional paid-in capital	30,797,000	28,778,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(29,065,000)	(28,930,000)

Total stockholders’ equity (deficit)	1,686,000	(198,000)

	$4,210,000	$2,358,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales:
Software	$666,000	$551,000	$1,445,000	$1,286,000
Services and support	479,000	448,000	853,000	778,000

Total net sales	1,145,000	999,000	2,298,000	2,064,000

Costs and expenses:
Cost of sales	132,000	236,000	239,000	390,000
General and administrative	314,000	202,000	686,000	553,000
Selling, marketing and customer support	425,000	270,000	851,000	522,000
Research and development	276,000	202,000	586,000	415,000

Total costs and expenses	1,147,000	910,000	2,362,000	1,880,000

Income (loss) from operations	(2,000)	89,000	(64,000)	184,000

Other income (expense):
Interest income	15,000	2,000	27,000	10,000
Interest expense	(49,000)	(69,000)	(98,000)	(152,000)

Total other expense	(34,000)	(67,000)	(71,000)	(142,000)

Income (loss) before income taxes	(36,000)	22,000	(135,000)	42,000

Provision for income taxes	—	—	—	—

Net income (loss)	$(36,000)	$22,000	$(135,000)	$42,000

Income (loss) per common share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted average number of shares outstanding:
Basic	30,319,000	27,660,000	29,808,000	27,643,000
Diluted	30,319,000	27,839,000	29,808,000	27,818,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(135,000)	$42,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,000	82,000
Interest expense from bond discount	13,000	21,000
Decrease in allowance for doubtful accounts	(4,000)	(104,000)
(Increase) decrease in:
Accounts receivable	98,000	(232,000)
Prepaid expenses and other current assets	31,000	35,000
Increase (decrease) in:
Accounts payable	(13,000)	(12,000)
Accrued expenses	(16,000)	119,000
Deferred revenue	(1,000)	248,000

Net cash provided by operating activities	37,000	199,000

Cash flows from investing activities:
Net sales of marketable securities	—	201,000
Purchase of property and equipment	(86,000)	(19,000)

Net cash provided by (used in) investing activities	(86,000)	182,000

Cash flows from financing activities:
Proceeds from the sale of common stock	2,000,000	140,000
Payments of debt	—	(741,000)

Net cash provided by (used in) financing activities	2,000,000	(601,000)

Net increase (decrease) in cash and cash equivalents	1,951,000	(220,000)
Cash and cash equivalents, beginning of period	868,000	1,389,000

Cash and cash equivalents, end of period	$2,819,000	$1,169,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Cimetrix Incorporated (the “Company”) designs, develops, markets and supports factory automation software products and solutions for the global semiconductor and electronics industries.  The Company’s products are tailored to meet the needs of original equipment manufacturers (OEMs) in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services that provide solutions typically incorporating Cimetrix software products.

Basis of Presentation - The interim financial information of the Company as of June 30, 2005 and for the three months and six months then ended is unaudited, and the balance sheet as of December 31, 2004 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States.  The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.  The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2005, the Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no stock-based employee compensation expense has been recognized in the financial statements as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for the Company’s stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s results of operations would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(36,000)	$22,000	$(135,000)	$42,000
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(10,000)	(14,000)	(90,000)	(232,000)

Pro forma net income (loss)	$(46,000)	$8,000	$(225,000)	$(190,000)

Income (loss) per share:
Basic – as reported	$—	$—	$—	$—
Basic – pro forma	$—	$—	$(0.01)	$(0.01)

Diluted – as reported	$—	$—	$—	$—
Diluted – pro forma	$—	$—	$(0.01)	$(0.01)

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Weighted average number of common shares outstanding	30,319,000	27,660,000	29,808,000	27,643,000
Dilutive effect of:
Stock options	—	111,000	—	108,500
Warrants	—	68,000	—	66,500
Weighted average number of common shares outstanding, assuming dilution	30,319,000	27,839,000	29,808,000	27,818,000

No stock options and warrants are included in the 2005 computation of weighted average number of shares because the effect would be antidilutive.  At June 30, 2005, the Company had outstanding options and warrants to purchase a total of 6,802,000 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 4 – SENIOR NOTES PAYABLE

At June 30, 2005, the Company’s Senior Notes Payable consist of the following:

2002 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of each year, maturing September 30, 2005	$945,000

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of 2005 and 8% payable semiannually on April 1 and September 30, 2006, maturing September 30, 2006	703,000

1,648,000
Less discount	(39,000)

Total	1,609,000
Less current portion	910,000

Long-term portion	$699,000

At June 30, 2005, warrants to purchase 1,069,000 shares at $0.35 per share, issued in connection with the Senior Notes Payable, were outstanding, of which 727,250 expire September 30, 2005 and 341,750 expire September 30, 2006.

NOTE 5 – STOCKHOLDERS’ EQUITY

In January 2005, the Company sold 2,500,000 shares of its common stock in a private placement to two business entities at a price of $.80 per share, for total proceeds of $2,000,000.  No commissions or payments were made to underwriters or agents out of the proceeds.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months and six months ended June 30, 2005, the Company had net sales totaling $90,000 and $194,000, respectively, to two customers that are also shareholders of the Company.  During the three months and six months ended June 30, 2004, respectively, the Company had net sales totaling $27,000 and $75,000 to one customer that is a shareholder of the Company.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95.  FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005.  However, the Securities and Exchange Commission has deferred this date for public companies.  The new rule allows companies to implement FAS No. 123(R) at the beginning of their next fiscal year.  This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006.  The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above.  The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006.  The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.  However, the Company believes the adoption of FAS No. 123(R) may have a material effect on the Company’s financial position and results of operations.

The FASB has issued FAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The Company anticipates adopting FAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

The holder of $241,000 of Senior Notes electing early retirement under an exchange offer completed October 2004 obtained final court approval of its decision, and the Company retired this debt on August 4, 2005.  In accordance with the exchange offer, the holder of the Senior Notes also surrendered to the Company warrants to purchase 120,500 common shares of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six month periods ended June 30, 2005 and June 30, 2004, and the Company’s financial position at June 30, 2005.  The information includes discussions of sales, expenses, capital resources and other significant financial items.  The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements.  Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes” and “anticipates” or words of similar import.  Examples of forward-looking statements include:  (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business.  Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Factors Affecting Future Results” and “Certain Risk Factors.”

Company Overview

The Company is the developer of the world’s first open architecture, standards-based, personal computer (PC) software for controlling motion-oriented equipment that operates on the factory floor.  The Company introduced its first motion control products (CODE) in 1989, and has developed considerable expertise through working with demanding original equipment manufacturer (OEM) customers.

In 2000, the Company introduced two new product families using the latest in software technologies.  CIMConnect was a next generation design for enabling production equipment in the electronics industries to communicate data to the factory’s host computer using the SECS/GEM SEMI (Semiconductor Equipment and Materials International) standard.  CIM300 is a family of seven software products that reduces the time required to connect new 300mm semiconductor tools to each other and to host computers in a factory by using the new SEMI 300mm standards.  Both products were winners of Semiconductor International’s Editor’s Choice Award in 2001.

In 2001, the Company introduced CODE™ 6 with Core Motion.  CODE 6 with Core Motion was the result of 18 months of research and development effort resulting in new technology to move motion control from proprietary motion boards onto the PC.  This can result in up to a 50% savings in hardware costs for OEM customers and positioned the Company for the evolution to network-based drives.

In 2002 and early 2003, the Company designed, field tested and announced the availability of CIM300Expert.  This product further reduces the time required by OEM customers to automate a semiconductor tool to comply with the SEMI 300 mm standards.  By reducing the implementation time from 12-24 weeks to 6-8 weeks, CIM300Expert dramatically reduces the cost to implement SEMI compliance for equipment suppliers.  The Company also introduced additional calibration technology for its CODE 6 product, which allows faster time to market for key Surface Mount Technology (“SMT”) customers.

In 2003 and 2004, the Company began development of a new product named CIMPortal.  CIMPortal is the Company’s new equipment data acquisition software product based on the Interface A equipment communications standards from SEMI.  The Company designed, developed and installed an alpha version of CIMPortal in an Advanced Micro Devices (AMD) production facility in August of 2003 as part of a National Institute of Standards and Technology (NIST) program to develop elements of
e-manufacturing for the semiconductor industry.  Subsequent to the alpha release, the Company continued development of its a new CIMPortal product family and initiated a beta program in June of 2004 with participation from semiconductor OEMs, advanced process control (APC) framework providers, and end users.  The second beta release coincided with a demonstration to the fab members of SEMATECH in December of 2004.  Cimetrix provided this demonstration working with a top tier equipment maker.  The Company recently released CIMPortal Beta 3, which is suitable for supplier evaluation and OEM development of production Interface A solutions.

The Company has also been actively engaged in promoting the new SEMI standards for Interface A.  During 2004, the Company participated in a number of workshops on Interface A and Cimetrix’s new CIMPortal product family including a four hour tutorial during the SEMATECH sponsored AEC/APC Symposium in Denver, Colorado, the SEMI workshop in Portland, Oregon, and the SEMI workshop in Tokyo, Japan.

The Company sells its products to a large base of customers.  However, the Company has a primary focus to sell Software Development Kits (SDKs) to “major OEM customers”, which the Company has defined as OEM customers that purchase either its CIM300 SDK, CIMPortal SDK, or its CODE SDK.  Cimetrix sells other SDK products to OEM customers, but since the other SDK products have lower price points than the CIM300SDK, CIMPortal SDK, or the CODE SDK, the Company does not classify these customers as major OEM customers.

All operations of the Company are conducted from its headquarters in Salt Lake City, Utah, with its satellite offices located in Boston, Massachusetts and Amancy, France serving as remote sales offices.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following accounting policies significantly affect the way the financial statements are prepared.

Revenue Recognition

The Company derives revenues from three primary sources: 1) sales of software, 2) sales of professional services and 3) sales of technical support contracts.  Software sales are derived from the sale of the Company’s off-the-shelf software packages in the machine control and communications product lines.  Machine control products include items such as CODE 6.0, CIMControl, and CIMulation.  Communications products include items such as CIM300, CIMConnect and CIMPortal.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications.  Support sales are fixed annual contracts that provide access to technical support personnel for help in the operation or de-bugging of our software products.

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

If a sale involves a bundled package of software, support and services at a discounted price, revenue is allocated to each element based on the respective list price of each.  Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately.  Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months.  Revenue from services is recognized as services are performed.  Standard payment terms for sales are net 30 days (net 45 - 60 days for foreign customers).  On occasion, extended payment terms will be offered.  If the Company provides payment terms greater than 90 days and collection is not assured, then revenues are generally recognized as payments are received.

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

Operations Review

The following table sets forth the percentage of costs and expenses to net sales derived from the Company’s Consolidated Condensed Statements of Operations for the three-month and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	100%	100%	100%	100%

Costs and expenses:
Cost of sales	12	24	10	19
General and administrative	27	20	30	27
Selling, marketing and customer support	37	27	37	25
Research and development	24	20	26	20

Total costs and expenses	100	91	103	91

Income (loss) from operations	—	9	(3)	9
Interest expense, net of interest income	(3)	(7)	(3)	(7)

Net income (loss)	(3)%	2%	(6)%	2%

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

Results of Operations

Three Months and Six Months Ended June 30, 2005 Compared to the Three Months and Six Months Ended June 30, 2004

Net Sales

The following table summarizes net sales by categories, as a percent of total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Software	58%	55%	63%	62%
Services and support	42%	45%	37%	38%

Net sales increased by $146,000, or 15%, to $1,145,000, for the three months ended June 30, 2005, from $999,000 for the three months ended June 30, 2004.  Net sales increased by $234,000, or 11%, to $2,298,000, for the six months ended June 30, 2005, from $2,064,000 for the six months ended June 30, 2004.  The increase in net sales for the three and six months ended June 30, 2005 was primarily due to an increase in both software license revenue and support and service revenue.

For the past several years, the Company’s sales strategy has been focused on the acquisition of new major OEM customers.  The increase in software revenues in 2004, continuing in the first six months of 2005, reflects the success of the Company in acquiring new major OEM design wins during 2004 and 2003, combined with the modest recovery of the capital equipment markets in the semiconductor and SMT industries.  Each new OEM customer results in another equipment manufacturer integrating Cimetrix software into the tools that it sells to factories around the world.  This yields additional revenues for Cimetrix in several ways, including software revenues from the initial software license purchase and recurring “runtime” revenue associated with the shipment of each piece of equipment by the OEM to its customers, as well as ongoing support and maintenance contracts.

While the Company’s focus has been on the sale of software products, the Company also provides application and integration services to its customers that want to purchase a complete turnkey system and other special engineering service projects.  The Company did experience continued growth in services and support revenues during the second quarter of 2005, primarily through responding to new customer requests for support and assistance. As discussed above, the Company has now formed a new Global Services group with the intention of proactively marketing its capabilities to provide customer service projects.  However, it will take some time to effectively market and win this new business, and sufficiently increase revenues to cover the increased costs associated with the new personnel in this area.

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

Cost of Sales

The Company’s cost of sales as a percentage of net sales for the three months ended June 30, 2005 and 2004 were approximately 12% and 24%, respectively.  Cost of sales decreased by approximately $104,000 or 44%, to approximately $132,000 for the three months ended June 30, 2005, from $236,000 for the comparable period in 2004.  The Company’s cost of sales as a percentage of net sales for the six months ended June 30, 2005 and 2004 were approximately 10% and 19%, respectively.  Cost of sales decreased by approximately $151,000 or 39%, to approximately $239,000 for the six months ended June 30, 2005, from $390,000 for the comparable period in 2004.  Cost of sales were higher than normal in the first six months of 2004 due to the Company’s investment of employee and other resources in the development of major OEM customer relationships, resulting in higher expenses charged to cost of sales during this period.  In addition, during the three months ended June 30, 2005, the Company recorded more software sales as a percentage of total sales compared to the same period in 2004.  Software sales have a lower cost of sales than revenues from services and support.

While the Company’s focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system.  These services are performed primarily by employees of the Company.  The costs related to the sale of these services are accounted for as cost of sales.

General and Administrative

General and administrative expenses increased $112,000, or 55%, to $314,000 for the three months ended June 30, 2005, from $202,000 for the comparable period in 2004.  General and administrative expenses increased $133,000, or 24%, to $686,000 for the six months ended June 30, 2005, from $553,000 for the comparable period in 2004.  The Company has added additional general and administrative personnel during the first six months of 2005 compared to the same period in 2004.  Also, the Company reduced general and administrative expenses in the second quarter of 2004 by approximately $100,000 due to recovery of bad debts, which resulted in the general and administrative expenses for the three months and six months ended June 30, 2004 recorded at lower amounts than the current year comparable periods.

General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets.

Selling, Marketing and Customer Support

Selling, marketing and customer support expenses increased $155,000 or 57%, to $425,000 for the three months ended June 30, 2005, from $270,000 for the comparable period in 2004.  Selling, marketing and customer support expenses increased $329,000 or 63%, to $851,000 for the six months ended June 30, 2005, from $522,000 for the comparable period in 2004.  The increase in selling, marketing and customer support expenses in the current year is due primarily to the addition of new personnel in the newly formed Global Services group, as discussed above.  In addition, in March 2005, the Company committed significant resources to hold a seminar in Japan to further the sales and marketing efforts in that key market.

Selling, marketing and customer support expenses for the three and six months ended June 30, 2005 and 2004, respectively, include the direct payroll and related travel expenses of the Company’s sales, marketing and customer support staff, the development of product brochures and marketing material, press releases, and the costs related to the Company’s representation at industry trade shows.  Selling, marketing and customer support expenses for the three and six months ended June 30, 2005 also include the salary and other expenses of the Global Services group related to sales and marketing efforts for those services.

Research and Development

Research and development expenses increased by $74,000, or 37%, to $276,000 for the three months ended June 30, 2005, from $202,000 for the comparable period in 2004.  Research and development expenses increased by $171,000, or 41%, to $586,000 for the six months ended June 30, 2005, from $415,000 for the comparable period in 2004.  The Company has committed to invest significant research and development resources for its new CIMPortal product family, as well as pursue other new product opportunities.  As discussed above, in January 2005 a committed research and development department was formed, with all salary and other expenses of the department fully charged to research and development activities during 2005.

Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative expenses, discussed above.

Other Income (Expenses)

Interest income for the three months ended June 30, 2005 increased by $13,000 to $15,000 from $2,000 for the three months ended June 30, 2004.  Interest income for the six months ended June 30, 2005 increased by $17,000 to $27,000 from $10,000 for the six months ended June 30, 2004.  The increase resulted from higher levels of cash reserves primarily due to the $2,000,000 sale of the Company’s common stock in January 2005 and due to the Company earning a higher rate of return on its cash reserves during the six months ended June 30, 2005 compared to the same period last year.

Interest expense decreased $20,000, or 29%, to $49,000, for the three months ended June 30, 2005, compared to $69,000 for the comparable period in 2004.  Interest expense decreased $54,000, or 36%, to $98,000, for the six months ended June 30, 2005, compared to $152,000 for the comparable period in 2004.  This decrease was attributable to a reduction in the outstanding principal balance of the Company’s Senior Notes.

Liquidity and Capital Resources

As of June 30, 2005, the Company had $1,648,000 of Senior Notes outstanding, $1,609,000 net of discount, comprised of the following:

Current Portion:
12% Senior Notes repaid in August 2005	$241,000
12% Senior Notes due September 30, 2005	704,000
Senior Note discount	(35,000)
910,000
Long-Term Portion:
12% - 8% Senior Notes due September 30, 2006	703,000
Senior Note discount	(4,000)
699,000

Total Debt at June 30, 2005	$1,609,000

The holder of $241,000 of Senior Notes electing early retirement under an exchange offer completed October 2004 obtained final court approval of its decision, and the Company retired this debt on August 4, 2005.  In accordance with the exchange offer, the holder of the Senior Notes also surrendered to the Company warrants to purchase 120,500 common shares of the Company.

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

At June 30, 2005, the Company had current assets of $3,839,000, including cash and cash equivalents of $2,819,000, and current liabilities of $1,825,000, resulting in working capital of $2,014,000, compared to working capital of $168,000 at December 31, 2004.  The increase in working capital at June 30, 2005 is primarily attributed to the $2,000,000 sale of common stock in January 2005, which is discussed above.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2005, the Company had an accumulated operating deficit of $29,065,000, but had total stockholders’ equity of $1,686,000 primarily as a result of the $2,000,000 sale of common stock in January 2005.  The Company improved the results of its operations during the year ended December 31, 2004, reporting net income of $164,000 and net cash provided by operating activities of $162,000.  During the first six months of 2005, the Company reported a net loss of $135,000, as investments were made in services and research and development as discussed above.  However, net cash provided by operating activities was $37,000 for the first six months of 2005.  Management believes that improvements in operations and operating cash flows will be realized during the remainder of the year ending December 31, 2005.  These operational improvements, together with the recent sale of the Company’s common stock, and a more favorable debt reduction schedule for the Senior Notes will be sufficient to assure continuation of the Company’s operations through 2005.  However, there can be no assurance that operations and operating cash flows will remain at current levels or continue to improve in the near future.  If the Company is unable to sustain profitable operations and positive operating cash flows and meet scheduled debt obligations, it may be unable to continue development of its products and may be required to curtail operations.

The Company also believes that continued improved operations and a stronger working capital position will eventually allow the Company to obtain a line of credit or other bank financing secured by accounts receivable or other assets.

Net cash provided by operating activities for the six months ended June 30, 2005 was $37,000 compared to net cash provided by operating activities of $199,000 for the same period in 2004.  The decrease in net cash provided by operating activities in the current period resulted primarily from the increase in expenditures for new personnel added to the new Global Services group and increased spending for selling, marketing and customer support and research and development as discussed above.

Net cash used in investing activities for the six months ended June 30, 2005 was $86,000, consisting of purchases of property and equipment.  Net cash provided by investing activities was $182,000 for the six months ended June 30, 2004, comprised of net sales of marketable securities of $201,000 offset by purchases of property and equipment of $19,000.  Subsequent to December 31, 2004, the Company held no investments classified as marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2005 was $2,000,000, consisting of proceeds from the sale of common stock.  Net cash used in financing activities was $601,000 for the six months ended June 30, 2004, resulting from the retirement of debt of $741,000 offset by proceeds from the sale of common stock of $140,000.

The Company has not been adversely affected by inflation.  However, there are potential economic risks inherent in foreign trade.  Sales to foreign customers were $1,030,000 during the six months ended June 30, 2005, representing 45% of the Company’s net sales, compared to $919,000, or 45%, of net sales in the six months ended June 30, 2004.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months, including payment of the portion of its Senior Notes due September 2005.

Factors Affecting Future Results

Net sales for the first six months of 2005 increased 11% compared to the same period of the prior year.  Over the three years prior to 2003, the economic slowdown led to significant delays in the placement of orders by the Company’s OEM customers.  As the end-user customers cut back on capital equipment expenditures, the Company’s OEM customers also cut back on their orders for the Company’s software products.  In late 2003 and continuing through 2004, the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures.  Currently, industry analyst predict flat to declining revenue in the semiconductor industry and a 5 to 10 percent decline in semiconductor capital equipment spending during 2005.  In general, changes in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to corresponding changes in software license revenue for the Company.  However, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  Management believes that its expanded customer base will enable the Company to increase its revenues year-over-year for fiscal 2005, despite the predicted downturn in capital equipment spending in the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.  It is management’s objective to achieve a profitable level of operations for fiscal year 2005; however, this is dependent on how fast revenues can be obtained from the respective growth initiatives.

The Company has been investing in its new CIMPortal product line, which meets the new SEMI standard called Interface A.  It is not clear if end user customers will start requiring Interface A, and if so, when they will start requiring OEMs to provide Interface A.  This will affect the adoption and market opportunities for the CIMPortal product line.

The Company has also been investing in pursuing the Japanese market for its products with its new distributor CIM, Inc.  While these efforts have led to some increased sales in Japan, it is not clear if CIM and Cimetrix will be successful in winning sufficient new business in Japan, and if so, when the Company will see an increase in revenues to offset the additional costs incurred by the Company.

The Company has also been investing in its new Global Services group, which is available to assist customers in providing professional services and complete turnkey solutions.  It is not clear if customers will accept this new services offering from Cimetrix, and if so, when the Company will obtain an increase in revenue from new customer service projects sold by this group sufficient to offset the increased costs incurred by the Company.

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors.  The markets for the Company’s products are emerging and specialized, and the Company’s technology has been commercially available for a relatively short time.  Accordingly, the Company has limited experience with the use and acceptance of its products and the extent of the modifications, adaptations and custom applications that are required to integrate its products and satisfy customer performance requirements.  There can be no assurance that the emerging markets for industrial motion control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

Because of these and other factors, past financial performance is not necessarily indicative of future performance, historical trends should not be used to anticipate future operating results, and the trading price of the Company’s common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results and market conditions.

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

Operating Losses, Accumulated Deficit and Lack of Liquidity

The Company has an accumulated operating deficit of $29,065,000 at June 30, 2005 and $1,609,000 of Senior Notes outstanding, net of discount.  The Company’s future liquidity is dependent on obtaining and sustaining positive cash flows from operations, and, to the extent necessary, obtaining external financing through the issuance of debt or equity securities.  See “Liquidity and Capital Resources”.  If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

Highly Competitive Industry

The Company is engaged in a highly competitive industry involving rapidly changing products.  The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new software and other products and services and the competitive environments in the industry in which the Company operates.  There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing or other unforeseen difficulties in bringing new software products and services to market.

Dependence Upon Customers

The Company sells its products principally to OEMs, which have the relationships with the end users.  The quantity of each customer’s business with the Company depends substantially on that customer’s relationships with end users, market acceptance of the customer’s products that utilize the Company’s software products and the development cycle of the customer’s products.  The Company could be materially adversely affected by a downturn in either customer’s sales or their failure to meet the expectations of their end-user customers.  The Company will likely from time to time have individual customers that account for a significant portion of its business and any adverse developments on such customers’ business would adversely affect the Company.

Risk of Technological Changes

The markets for the Company’s products are new and emerging, and as such, these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions.  The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time.  Accordingly, the life cycle of the Company’s products is difficult to estimate. The Company’s future success will depend in large part on its ability to enhance its products and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and gain a competitive advantage.

Dependence Upon Key Personnel

The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert H. Reback, President and Chief Executive Officer, David P. Faulkner, Executive Vice President of Sales and Marketing., Michael D. Feaster, Executive Vice President of Research and Development, and Kourosh Vahdani, Vice President of Global Services.  The loss of any member of the Company’s senior management team could adversely affect the Company’s business prospects.  The Company does not maintain key-man insurance for any of its key management personnel.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

A significant portion of the Company’s cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  Significant changes in interest rates may have a material impact on the Company’s investment income, but not on the Company’s consolidated results of operations.

The Company does have significant sales to foreign customers and is therefore subject to the effects of changes in foreign currency exchange rates.  The Company does not utilize derivative instruments to offset the exposure to changes in foreign currency exchange rates.  To minimize this risk, the Company’s export sales are transacted in United States dollars.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Based on their evaluations as of June 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that, as of the end of such period, the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 21, 2005.  The shareholders voted, either in person or by proxy, on the following four proposals, with the results of the shareholder vote as follows:

1.     To elect one director to the Company’s Board of Directors for a three-year term.  The nominee receiving the most votes was elected.

Michael B. Thompson	23,675,175

2.     To approve a reverse stock split of the Company’s common stock in the range of 1-for-3 to 1-for-7, to be made at the sole discretion of the Board of Directors at any time during the period from May 21, 2005 to May 21, 2006.

For:	19,023,973
Against:	4,714,294
Abstain:	51,152

3.     To approve an amendment to the Articles of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 shares to 30,000,000 shares, to be made at the sole discretion of the Board of Directors at any time during the period from May 21, 2005 to May 21, 2006.

For:	19,128,603
Against:	4,607,964
Abstain:	52,852

4.     To ratify the appointment of Tanner LC as the Company’s independent public accountants for the year ending December 31, 2005.

For:	23,488,367
Against:	272,325
Abstain:	28,727

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit listing

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
11	Statement re: computation of per share earnings (included in notes to consolidated condensed financial statements)
10.1	Amendment to Independent Contractor Agreement with Dennis P. Gauger, Chief Financial Officer*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 15, 2005*

*      Exhibits filed with this report.

(1)   Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(2)   Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

(3)   Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2005

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: August 15, 2005

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)