Form 10-Q
period 2005-09-30
CIMETRIX INC
filed 2005-11-14
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s common stock as of November 11, 2005:

Common stock, par value $.0001 – 31,927,432 shares

CIMETRIX INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$1,583,000	$868,000
Accounts receivable, net	981,000	1,081,000
Prepaid expenses and other current assets	83,000	84,000

Total current assets	2,647,000	2,033,000

Technology, net	194,000	229,000
Property and equipment, net	139,000	82,000
Other assets	51,000	14,000

	$3,031,000	$2,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$223,000	$114,000
Accrued expenses	133,000	298,000
Deferred revenue	454,000	548,000
Current portion of long-term debt	750,000	905,000

Total current liabilities	1,560,000	1,865,000

Long-term debt, net of current portion	—	691,000

Total liabilities	1,560,000	2,556,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $.0001 par value, 100,000,000 shares authorized, 30,558,096 and 27,844,317 shares issued	3,000	3,000
Additional paid-in capital	30,828,000	28,778,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(29,311,000)	(28,930,000)

Total stockholders’ equity (deficit)	1,471,000	(198,000)

	$3,031,000	$2,358,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales:
Software	$523,000	$776,000	$1,967,000	$2,062,000
Services and support	520,000	437,000	1,374,000	1,215,000

Total net sales	1,043,000	1,213,000	3,341,000	3,277,000

Operating costs and expenses:
Cost of sales	259,000	307,000	498,000	697,000
General and administrative	320,000	298,000	1,006,000	851,000
Selling, marketing and customer support	406,000	268,000	1,256,000	790,000
Research and development	273,000	197,000	860,000	612,000

Total operating costs and expenses	1,258,000	1,070,000	3,620,000	2,950,000

Income (loss) from operations	(215,000)	143,000	(279,000)	327,000

Other income (expense):
Interest and other income	18,000	26,000	45,000	36,000
Interest expense	(49,000)	(68,000)	(147,000)	(220,000)

Total other expense	(31,000)	(42,000)	(102,000)	(184,000)

Income (loss) before income taxes	(246,000)	101,000	(381,000)	143,000

Provision for income taxes	—	—	—	—

Net income (loss)	$(246,000)	$101,000	$(381,000)	$143,000

Income (loss) per common share:
Basic	$(0.01)	$—	$(0.01)	$0.01
Diluted	$(0.01)	$—	$(0.01)	$0.01

Weighted average number of shares outstanding:
Basic	30,329,000	27,813,000	29,984,000	27,701,000
Diluted	30,329,000	29,047,000	29,984,000	28,228,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(381,000)	$143,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,000	130,000
Gain on extinguishment of debt	(8,000)	(22,000)
Options issued for services	—	21,000
Interest expense from bond discount	20,000	32,000
Decrease in allowance for doubtful accounts	(4,000)	(104,000)
(Increase) decrease in:
Accounts receivable	104,000	180,000
Prepaid expenses and other current assets	(19,000)	(5,000)
Other assets	(17,000)	—
Increase (decrease) in:
Accounts payable	109,000	213,000
Accrued expenses	(165,000)	13,000
Deferred revenue	(79,000)	(125,000)

Net cash provided by (used in) operating activities	(358,000)	476,000

Cash flows from investing activities:
Net sales of marketable securities	—	201,000
Purchase of property and equipment	(100,000)	(28,000)

Net cash provided by (used in) investing activities	(100,000)	173,000

Cash flows from financing activities:
Proceeds from the sale of common stock	2,000,000	140,000
Proceeds from the exercise of warrants	31,000	—
Payments of debt	(858,000)	(747,000)

Net cash provided by (used in) financing activities	1,173,000	(607,000)

Net increase in cash and cash equivalents	715,000	42,000
Cash and cash equivalents, beginning of period	868,000	1,389,000

Cash and cash equivalents, end of period	$1,583,000	$1,431,000

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

Basis of Presentation  – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cimetrix Europe, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim financial information of the Company as of September 30, 2005 and for the three months and nine months then ended is unaudited, and the balance sheet as of December 31, 2004 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States.  The accounting policies followed for quarterly financial reporting conform with generally accepted accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2005, the Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, no stock-based employee compensation expense has been recognized in the financial statements as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation expense for the Company’s stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s results of operations would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) as reported	$(246,000)	$101,000	$(381,000)	$143,000
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(19,000)	(45,000)	(109,000)	(277,000)

Pro forma net income (loss)	$(265,000)	$56,000	$(490,000)	$(134,000)

Income (loss) per share:
Basic – as reported	$(0.01)	$—	$(0.01)	$0.01
Basic – pro forma	$(0.01)	$—	$(0.02)	$—

Diluted – as reported	$(0.01)	$—	$(0.01)	$0.01
Diluted – pro forma	$(0.01)	$—	$(0.02)	$—

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Weighted average number of common shares outstanding	30,329,000	27,813,000	29,984,000	27,701,000
Dilutive effect of:
Stock options	—	920,000	—	405,000
Warrants	—	314,000	—	122,000
Weighted average number of common shares outstanding, assuming dilution	30,329,000	29,047,000	29,984,000	28,228,000

No stock options and warrants are included in the 2005 computation of weighted average number of shares because the effect would be antidilutive.  At September 30, 2005, the Company had outstanding options and warrants to purchase a total of 6,034,750 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 4 – SENIOR NOTES PAYABLE

At September 30, 2005, the Company’s Senior Notes Payable consist of the following:

2002 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of each year, maturing September 30, 2005	$63,000

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of 2005 and 8% payable semiannually on April 1 and September 30, 2006, maturing September 30, 2006	703,000

766,000
Less discount	(16,000)

Total (all recorded as current liability)	$750,000

The holder of $241,000 of Senior Notes elected early retirement under an exchange offer in October 2004, obtained final court approval of its decision, and the Company retired this debt on August 4, 2005.  In accordance with the exchange offer, the holder of the Senior Notes also surrendered to the Company warrants to purchase 120,500 common shares of the Company.

At September 30, 2005, warrants to purchase 341,750 shares at $0.35 per share, issued in connection with the Senior Notes Payable, were outstanding and will expire September 30, 2006.

NOTE 5 – STOCKHOLDERS’ EQUITY

In January 2005, the Company sold 2,500,000 shares of its common stock in a private placement to two business entities at a price of $0.80 per share, for total proceeds of $2,000,000.  No commissions or payments were made to underwriters or agents out of the proceeds.

In August and September 2005, holders of Senior Notes exercised warrants to purchase a total of 599,250 common shares of the Company at an exercise price of $0.35 per share, for total consideration of $210,000.  Of this consideration, $31,000 was paid in cash for 88,000 common shares and $179,000 was paid through the surrender to the Company by the Note Holders of 385,471 shares with a current market value of $179,000 in a “cashless” warrant exercise for 511,250 common shares.  The net result was an increase in the number of common shares outstanding of 213,779 shares, with no gain or loss recorded by the Company for these transactions.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months and nine months ended September 30, 2005, the Company had net sales totaling $100,000 and $294,000, respectively, to two customers that are also shareholders of the Company.  During the three months and nine months ended September 30, 2004, respectively, the Company had net sales totaling $67,000 and $142,000 to one customer that is a shareholder of the Company.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 3, 2005, the Company, Cimetrix Merger Corporation, a newly-formed wholly owned subsidiary of the Company (“Cimetrix Merger”), EFS Solutions, Inc., a privately owned corporation (“EFS”), and the shareholders of EFS entered into an Acquisition Agreement and Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of EFS by the Company, pursuant to the merger of EFS into Cimetrix Merger.  On October 4, 2005, the Company completed the acquisition of EFS, as a wholly owned subsidiary of the Company.  EFS provides specialty engineering services to semiconductor companies.

Pursuant to the terms of the Merger Agreement, the Company paid approximately $1,254,000 in consideration to the shareholders of EFS, consisting of 1,394,336 shares of the Company’s common stock valued at $640,000 and $614,000 cash.  The purchase price, which also includes approximately $65,000 in transaction costs, is subject to certain post-closing adjustments related to EFS’ working capital as of the closing of the transaction.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine month periods ended September 30, 2005 and September 30, 2004, and the Company’s financial position at September 30, 2005.  The information includes discussions of sales, expenses, capital resources and other significant financial items.  The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.

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

In 2000, the Company introduced two new product families using the latest in software technologies.  CIMConnect was a next generation design for enabling production equipment in the electronics industries to communicate data to the factory’s host computer using the SECS/GEM SEMI (Semiconductor Equipment and Materials International) standard.  CIM300 is a family of seven software products that reduces the time required to connect 300mm semiconductor tools to each other and to host computers in a factory by using the SEMI 300mm standards.  Both products were winners of Semiconductor International’s Editor’s Choice Award in 2001.

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

In 2003 and 2004, the Company began development of a new product named CIMPortal.   CIMPortal is the Company’s new equipment data acquisition software product based on the Interface A equipment communications standards from SEMI.  The Company designed, developed and installed an alpha version of CIMPortal in an Advanced Micro Devices (AMD) production facility in August of 2003 as part of a National Institute of Standards and Technology (NIST) program to develop elements of e-manufacturing for the semiconductor industry.  Subsequent to the alpha release, the Company continued development of its new CIMPortal product family and initiated a beta program in June of 2004 with participation from semiconductor OEMs, advanced process control (APC) framework providers, and end users.  The second beta release coincided with a demonstration to the fab members of SEMATECH in December of 2004.

The Company sells its products to a large base of customers.  For the past several years, the Company has had a primary focus to sell Software Development Kits (SDKs) to “major OEM customers”, which the Company has defined as OEM customers that purchase either its CIM300 SDK, CIMPortal SDK, or its CODE SDK.  The Company sells other SDK products to OEM customers, but since the other SDK products have lower price points than the CIM300 SDK, CIMPortal SDK, or the CODE SDK, the Company does not classify these customers as major OEM customers.  In January 2005, the Company made important changes to its organization to expand its product and service offerings to foster continued growth.

1.               The Company formed a new Global Services group to focus on providing complementary professional services to its OEM customer base, while continuing to provide passionate customer support.

2.               The Company formed a dedicated Research and Development department to initiate business plans and product roadmaps for a pipeline of new product offerings to fuel future growth.

3.               The Company began investing significant resources in developing a market for its products in Japan and Asia.

Activities in support of these major 2005 initiatives included:

In April of 2005, a top tier semiconductor equipment maker presented the results of its Interface A demonstration conducted with Cimetrix to the International SEMATECH Manufacturing Initiative (ISMI) member companies at an industry e-Manufacturing Workshop.  Also in April of 2005, the Company released its CIMPortal Beta 3 product, which was suitable for supplier evaluation and OEM development of production Interface A solutions.

In July of 2005, the Company entered into an agreement with ISMI to provide the underlying technology for an ISMI “EDA Client Connection Emulator”, or ECCE.  ISMI intends to distribute the ECCE to its member companies as a design reference artifact for Interface A conformance.  The ISMI member companies include AMD, Freescale, Hewlett-Packard, Infineon Technologies, IBM, Intel, Panasonic, Philips, Samsung, Spansion, TSMC and Texas Instruments.

During the third quarter of 2005, the Company won its first top tier Japanese semiconductor OEM account.  While the dollar value of the initial order was not material, the Company believes that this selection was very important because it validated the Company’s Interface A leadership with its CIMPortal product line, as well as its efforts to expand its presence in Japan with its partner, CIM, Inc.

In early November of 2005, the Company released its CIMPortal Beta 4 product, which adheres to the November 2005 standards changes proposed by SEMI, adds additional flexibility and improves performance.  CIMPortal Beta 4 includes new features that allow equipment suppliers to comply with the Japanese tool data interface (TDI) functional specification.

On October 4, 2005, the Company completed the acquisition of EFS Solutions, Inc. (“EFS”) as a wholly owned subsidiary of the Company.  EFS was founded in 2003 by former employees of the TRW Manufacturing Solutions Yield Management Practice to provide essentially the same type of yield management services as the group provided at TRW prior to TRW exiting the business.  EFS has been integrated into the Company’s newly formed Global Services Data Management Solution Center to provide specialty engineering services for semiconductor companies.  The services primarily include yield and manufacturing data management solutions that help semiconductor companies reduce their costs and improve their processes.  EFS steadily increased its revenues every year from its inception in January 2003, and the Company projects that it will obtain revenue of approximately $1.5 to $1.8 million in 2006 from its Data Management Solution Center, which is expected to be accretive to earnings.

Among semiconductor companies there is an increasing need for greater access to quality data throughout product life cycles.  The Company’s new Data Management Solution Center’s expertise is in assisting semiconductor companies to define, collect and use data throughout the manufacturing process, which ultimately provides higher quality final products at lower costs.  This expertise is complementary to the Company in a number of ways.  First, the Company’s customer base primarily consists of equipment suppliers and this expands its customer base to offer solutions directly to semiconductor companies.  Second, the Company is intimately involved in architecting manufacturing equipment to supply quality data, and the new Data Management Solution Center will be able to assist semiconductor companies in making beneficial use of this new data.  Third, with the new Interface A standards recently approved by SEMI to provide greater access to high speed data from manufacturing equipment, there may be the potential to mutually identify new business opportunities.

All operations of the Company are conducted from its headquarters in Salt Lake City, Utah, with satellite offices located in Boston, Massachusetts and Amancy, France serving as remote sales offices.  The Company also has an exclusive distribution relationship with CIM, Inc., located in Yokohama, Japan, to sell and support Cimetrix products in Japan.

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

2)              Delivery of the products or services must have occurred.  The Company treats either physical or electronic delivery as having met this requirement.  It is the policy of the Company to provide its customers a 30-day right to return.  However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon the sale.  If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.

3)              The price of the products or services is fixed and measurable.

4)              Collectibility of the sale is reasonably assured and receipt is probable.  Collectibility of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay.  If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

If a sale involves a bundled package of software, support and services revenue is allocated to each element based on the respective list price of each.  Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately.  Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months.  Revenue from services is recognized as services are performed.  Standard payment terms for sales are net 30 days (net 45 - 60 days for foreign customers).  On occasion, extended payment terms will be offered.  If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

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

Operations Review

The following table sets forth the percentage of costs and expenses to net sales derived from the Company’s Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	100%	100%	100%	100%

Costs and expenses:
Cost of sales	25	25	15	21
General and administrative	30	25	30	26
Selling, marketing and customer support	39	22	38	24
Research and development	26	16	26	19

Total costs and expenses	120	88	108	90

Income (loss) from operations	(20)	12	(8)	10
Other expense, net	(3)	(4)	(3)	(6)

Net income (loss)	(23)%	8%	(11)%	4%

In January 2005, the Company made important changes to its organization to foster continued growth.  The Company formed a new Global Services group to focus on providing complementary professional services to the OEM customer base, while continuing to provide customer support.  Salary and other expenses of the Global Services group directly related to client services, including customer service projects, are allocated to cost of sales.  Since September 2004, eleven new employees have been added to what is now the Global Services group.  In addition, in October 2005, the Company completed the acquisition of EFS Solutions, Inc., a company providing specialty engineering services to semiconductor companies.  Through this acquisition, the Company added four additional employees to the Global Services group.

The Company also formed a dedicated Research and Development department in January 2005.  Certain of the R&D engineers previously spent portions of their time on both customer support issues and customer service projects, but are fully dedicated to R&D projects in 2005, with all salary and related expenses included in research and development expense in 2005.

As a result of this reorganization and increase in personnel, the Company is investing more money into customer support and research and development expenses in 2005 as compared to 2004, which adversely affected its net income for the three and six months ended September 30, 2005 as compared to the prior year periods.

Results of Operations

Three Months and Nine Months Ended September 30, 2005 Compared to the Three Months and Nine Months Ended September 30, 2004

Net Sales

The following table summarizes net sales by categories, as a percent of total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Software	50%	64%	59%	63%
Services and support	50%	36%	41%	37%

Net sales decreased by $170,000, or 14%, to $1,043,000, for the three months ended September 30, 2005, from $1,213,000 for the three months ended September 30, 2004.  Net sales increased by $64,000, or 2%, to $3,341,000, for the nine months ended September 30, 2005, from $3,277,000 for the nine months ended September 30, 2004.  The decrease in net sales for the three months ended September 30, 2005 was primarily due to a decrease in software license revenue, partially offset by an increase in services and support revenue.  The increase in net sales for the nine months ended September 30, 2005 was primarily due to an increase in support and service revenue, partially offset by a decrease in software license revenue.  The decrease in software license revenues in the current year compared to last year can be attributed to lower than anticipated software license sales from the Company’s OEM customer base during the second and third quarters of 2005, combined with a one-time, non-recurring software license purchase in the third quarter of 2004 in the amount of approximately $300,000.

For the past several years, the Company’s sales strategy has been focused on winning new major OEM customers.  The Company has generally reported increases in software sales over this period, reflecting the success of the Company in achieving new major OEM design wins during 2004 and 2003, combined with the modest recovery of the capital equipment markets in the semiconductor and SMT industries.  Each new OEM customer results in another equipment manufacturer integrating Cimetrix software into the tools that it sells to factories around the world.  This yields additional revenues for Cimetrix in several ways, including software revenues from the initial software license purchase and recurring “runtime” revenue associated with the shipment of each piece of equipment by the OEM to its customers, as well as ongoing support and maintenance contracts.

While the Company’s focus over the past several years has been on the sale of software products, as previously mentioned, the Company began an initiative in early 2005 to provide more comprehensive application and integration services to its customers that want to purchase a complete turnkey system and other special engineering service projects.  The Company did experience continued growth in services and support revenues during the third quarter of 2005, primarily through responding to new customer requests for support and assistance. As discussed above, the Company has now formed a new Global Services group and completed an acquisition of a services company with the intention of proactively marketing its capabilities to provide customer service projects.  However, it will take some time to effectively market and win this new business, and to sufficiently increase revenues to cover the increased costs associated with the new personnel in this area.

In addition to the increase in sales anticipated from the acquisition of EFS, the Company expects moderate sales growth for the 2005 fiscal year as compared to 2004 despite industry analyst predictions of flat to declining revenue in the semiconductor industry and a 5 to 10 percent decline in semiconductor capital equipment spending during 2005.  While the Company cannot predict market or economic conditions for subsequent years, it believes it has added sufficient new customers to achieve critical mass in support of worldwide sales growth.  In addition, the Company will continue its strategy of trying to win new OEM customers, making timely new product introductions, and growing a complementary professional services business.

Cost of Sales

The Company’s cost of sales as a percentage of net sales for the three months ended September 30, 2005 was 25%, consistent with the same period in 2004.  Cost of sales decreased by approximately $48,000 or 16%, to approximately $259,000 for the three months ended September 30, 2005, from $307,000 for the comparable period in 2004.  The Company’s cost of sales as a percentage of net sales for the nine months ended September 30, 2005 and 2004 was approximately 15% and 21%, respectively.  Cost of sales decreased by approximately $199,000 or 29%, to approximately $498,000 for the nine months ended September 30, 2005, from $697,000 for the comparable period in 2004.  Cost of sales were higher during the first nine months of 2004 due to the Company’s investment of employee and other outside resources in the development of major OEM customer relationships, resulting in higher expenses charged to cost of sales during this period.  Software sales have a lower cost of sales than revenues from services and support.

While the Company’s focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system.  These services are performed primarily by employees of the Company.  The costs related to the sale of these services are accounted for as cost of sales.

General and Administrative

General and administrative expenses increased $22,000, or 7%, to $320,000 for the three months ended September 30, 2005, from $298,000 for the comparable period in 2004.  General and administrative expenses increased $155,000, or 18%, to $1,006,000 for the nine months ended September 30, 2005, from $851,000 for the comparable period in 2004.  The Company has added additional general and administrative personnel during the first nine months of 2005 compared to the same period in 2004.

General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets.

Selling, Marketing and Customer Support

Selling, marketing and customer support expenses increased $138,000 or 51%, to $406,000 for the three months ended September 30, 2005, from $268,000 for the comparable period in 2004.  Selling, marketing and customer support expenses increased $466,000 or 59%, to $1,256,000 for the nine months ended September 30, 2005, from $790,000 for the comparable period in 2004.  The increase in selling, marketing and customer support expenses in the current year is due primarily to the addition of customer support personnel in the newly formed Global Services group, as discussed above.  In addition, in March 2005, the Company committed significant resources to hold a seminar in Japan to further the sales and marketing efforts in that key market, and during the third quarter of 2005, the Company added additional staff to its sales and marketing organization to assist with the Japanese market.  In addition, as discussed above, the Company invested employee and other costs in the development of major OEM customer relationships during the first nine months of 2004, resulting in higher expenses charged to cost of sales and less expenses charged to selling, marketing and customer support expenses during this period.

Selling, marketing and customer support expenses for the three and nine months ended September 30, 2005 and 2004, respectively, include the direct payroll and related travel expenses of the Company’s sales and marketing and staff, the development of product brochures and marketing material, press releases, and the costs related to the Company’s representation at industry trade shows.  Selling, marketing and customer support expenses for the three and nine months ended September 30, 2005 also include the salary and other expenses of the Global Services group related to sales and marketing efforts for those services.

Research and Development

Research and development expenses increased by $76,000, or 39%, to $273,000 for the three months ended September 30, 2005, from $197,000 for the comparable period in 2004.  Research and development expenses increased by $248,000, or 41%, to $860,000 for the nine months ended September 30, 2005, from $612,000 for the comparable period in 2004.  The Company has committed to invest significant research and development resources for its new CIMPortal product family, as well as pursue other new product opportunities.  As discussed above, in January 2005 a separate research and development department was formed, with all salary and other expenses of the department fully charged to research and development activities during 2005.

Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are reflected in general and administrative expenses, discussed above.

Other Income (Expenses)

Interest income for the three months ended September 30, 2005 increased by $6,000 to $10,000 from $4,000 for the three months ended September 30, 2004.  Interest income for the nine months ended September 30, 2005 increased by $28,000 to $37,000 from $9,000 for the nine months ended September 30, 2004.  The increase resulted from higher levels of cash reserves primarily due to the $2,000,000 sale of the Company’s common stock in January 2005 and due to the Company earning a higher rate of return on its cash reserves during the nine months ended September 30, 2005 compared to the same period last year.

During the three months ended September 30, 2005, the Company recognized a net gain of $8,000 relating to the early extinguishment of a portion of the Company’s 12% Senior Notes (See Note 4 Senior Notes Payable, to the consolidated condensed financial statements).  During the same period in 2004, the Company recognized a net gain of $22,000 relating to the early extinguishment of a portion of the Company’s 12% Senior Notes.

Interest expense decreased $19,000, or 28%, to $49,000 for the three months ended September 30, 2005, compared to $68,000 for the comparable period in 2004.  Interest expense decreased $73,000, or 33%, to $147,000 for the nine months ended September 30, 2005, compared to $220,000 for the comparable period in 2004.  This decrease was attributable to a reduction in the outstanding principal balance of the Company’s Senior Notes.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $766,000 of Senior Notes outstanding, $750,000 net of discount, all reported as a current liability and comprised of the following:

Current Portion:
12% Senior Notes due September 30, 2005	$63,000
8% Senior Notes due September 30, 2006	703,000
Senior Note discount	(16,000)
Senior Note Debt at September 30, 2005	$750,000

Of the $63,000 of 12% Senior Notes, $45,500 were paid in October 2005, with the remainder of $17,500 pending receipt of documentation from the note holders before payment will be made in November 2005.

In January 2005, the Company sold 2,500,000 shares of its common stock at a price of $0.80 per share, for total cash proceeds of $2,000,000, in a private placement with two accredited investors.  The shares were sold through officers and directors of the Company who did not receive any commissions or other remuneration for selling the shares.

At September 30, 2005, the Company had current assets of $2,647,000, including cash and cash equivalents of $1,583,000, and current liabilities of $1,560,000, resulting in working capital of $1,087,000, compared to working capital of $168,000 at December 31, 2004.  The increase in working capital at September 30, 2005 is primarily attributed to the $2,000,000 sale of common stock in January 2005, discussed above.

In October 2005, the Company completed the acquisition of EFS and paid total consideration of approximately $1,254,000 to the shareholders of EFS, consisting of the issuance of 1,394,336 shares of the Company’s common stock valued at $640,000 and $614,000 cash.  The purchase price also included approximately $65,000 in transaction costs.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2005, the Company had an accumulated operating deficit of $29,311,000, but had total stockholders’ equity of $1,471,000 primarily as a result of the $2,000,000 sale of common stock in January 2005.  The Company improved the results of its operations during the year ended December 31, 2004, reporting net income of $164,000 and net cash provided by operating activities of $162,000.  During the first nine months of 2005, the Company reported a net loss of $381,000 and net cash used in operating activities of $358,000, as investments were made in services and research and development as discussed above.  Management believes that improvements in operations together with the working capital position of the Company will be sufficient to fund planned operations through 2005.  In addition, management believes the acquisition of EFS will add additional revenues and improvements to the results of operations.  However, there can be no assurance that operations and operating cash flows will improve in the near future.  If the Company is unable to sustain profitable operations and positive operating cash flows, continue the historical growth in sales and profitability of EFS, and meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

Net cash used in operating activities for the nine months ended September 30, 2005 was $358,000 compared to net cash provided by operating activities of $476,000 for the same period in 2004.  The decrease in net cash provided by operating activities in the current period resulted primarily from the increase in expenditures for new personnel added to the new Global Services group and increased spending for selling, marketing and customer support and research and development as discussed above.

Net cash used in investing activities for the nine months ended September 30, 2005 was $100,000, consisting of purchases of property and equipment.  Net cash provided by investing activities was $173,000 for the nine months ended September 30, 2004, comprised of net sales of marketable securities of $201,000 offset by purchases of property and equipment of $28,000.  Subsequent to December 31, 2004, the Company held no investments classified as marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $1,173,000, consisting of $2,031,000 in proceeds from the sale of common stock and the exercise of warrants, offset by the retirement of debt of $858,000.  Net cash used in financing activities was $607,000 for the nine months ended September 30, 2004, resulting from the retirement of debt of $747,000 offset by proceeds from the sale of common stock of $140,000.

The Company has not been adversely affected by inflation.  However, there are potential economic risks inherent in foreign trade.  Sales to foreign customers were $1,421,000 during the nine months ended September 30, 2005, representing 42% of the Company’s net sales, compared to $1,542,000, or 47%, of net sales in the nine months ended September 30, 2004.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months, including payment of the portion of its Senior Notes due September 2006.

Factors Affecting Future Results

Net sales for the first nine months of 2005 increased 2% compared to the same period of the prior year.  Over the three years prior to 2003, the economic slowdown in the semiconductor industry led to significant delays in the placement of orders by the Company’s OEM customers.  As the end-user customers cut back on capital equipment expenditures, the Company’s OEM customers also cut back on their orders for the Company’s software products.  In late 2003 and continuing through 2004, the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures.  Currently, industry analyst predict flat to declining revenue in the semiconductor industry and a 5 to 10 percent decline in semiconductor capital equipment spending during 2005.  In general, changes in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to corresponding changes in software license revenue for the Company.  However, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  In addition, management believes the strategic acquisition of EFS will add significant services revenue if the Company is able to continue to serve existing EFS customers and sell additional services utilizing the personnel and capabilities of this company.  Management believes that its expanded customer base will enable the Company to increase its revenues year-over-year for fiscal 2005, despite the predicted downturn in capital equipment spending in the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.  It was management’s objective to achieve a profitable level of operations for fiscal year 2005; however, management also understood that this would be dependent on how fast revenues could be obtained from the respective growth initiatives, which for the first nine months of 2005 have increased slower than anticipated.

The Company has been investing in its new CIMPortal product line, which meets the new SEMI standard called Interface A.  While this new standard has been promulgated by SEMI, it is not yet required by end users in the marketplace.  The timing of the introduction of this standard by the semiconductor industry will directly affect the adoption and market opportunities for the Company’s CIMPortal product line.

The Company has also been investing in pursuing the Japanese market for its products with its new distributor CIM, Inc.  While these efforts have led to some increased sales in Japan, it is not clear if CIM and Cimetrix will be successful in winning sufficient new business in Japan, and if so, when the Company will see an increase in revenues sufficient to offset the additional costs incurred by the Company.

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

Because of these and other factors, past financial performance is not necessarily indicative of future performance, historical trends should not be used to anticipate future operating results.  The trading price of the Company’s common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results and market conditions.

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

Operating Losses, Accumulated Deficit and Lack of Liquidity

The Company has an accumulated operating deficit of $29,311,000 at September 30, 2005 and $750,000 of Senior Notes outstanding, net of discount.  The Company’s future liquidity is dependent on obtaining and sustaining positive cash flows from operations, successfully integrating the operations of EFS, and, to the extent necessary, obtaining external financing through the issuance of debt or equity securities.  See “Liquidity and Capital Resources”.  If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

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

Integration of EFS Business

Management believes the strategic acquisition of EFS will add significant services revenue and operating profitability to the Company.  The successful integration of the EFS business into the Company’s new Data Management Solution Center will be dependent on the Company’s ability to continue to serve existing EFS customers and sell additional services utilizing the personnel and capabilities acquired from EFS.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Based on their evaluations as of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that, as of the end of such period, the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In August and September 2005, holders of Senior Notes exercised warrants to purchase a total of 599,250 common shares of the Company at an exercise price of $0.35 per share, for total consideration of

$210,000.  Of this consideration, $31,000 was paid in cash for 88,000 common shares and $179,000 was paid through the surrender to the Company by the Note Holders of the right to acquire 385,471 shares with a current market value of $179,000 in a “cashless” warrant exercise for 511,250 common shares.  The net result was an increase in the number of common shares outstanding of 213,779 shares, with no gain or loss recorded by the Company for these transactions.

In October 2005, the Company issued 1,394,336 shares of its common stock valued at $640,000 in the acquisition of EFS.

The shares of the Company’s common stock issued in the exercise of warrants for cash and in the acquisition of EFS were issued under exemptions pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.    The shares of common stock issued in the exchange for the surrender of warrants were issued pursuant to the exemptions provided by Section 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.  The Company did not utilize underwriters or pay any compensation for the issuance of shares in these transactions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit listing

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
11	Statement re: computation of per share earnings (included in notes to consolidated condensed financial statements)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated November 14, 2005*

*                 Exhibits filed with this report.

(1)          Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(2)          Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

(3)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b)          Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2005

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: November14, 2005

	By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)