Form 10-K
period 2005-12-31
CIMETRIX INC
filed 2006-03-31
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

As of March 24, 2006, the registrant had 31,927,432 shares of its common stock, par value $.0001, outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant as of March 24, 2006 was approximately $9,880,000.  The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $11,173,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 20, 2006, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED

FORM 10-K

For the Year Ended December 31, 2005

PART I

ITEM 1.  BUSINESS

Business Overview

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of original equipment manufacturers (OEMs) in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services that provide solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.  During 2005, Cimetrix took steps to expand its software products and professional services to meet the needs of Integrated Device Makers, which is a natural extension of the Company’s available market.

In the advanced motion control market, Cimetrix markets its CODE™ 6 (Cimetrix Open Development Environment version 6) with Core Motion™.  CODE 6 includes a number of advanced features, such as enhanced calibration and simulation features, specifically targeted for machines that use vision technology to guide motion, such as machines used in the Surface Mount Technology (SMT), semiconductor and specialized robotics industries.  Cimetrix CODE 6 software can be used as a stand-alone, hardware independent software package, or it can be tightly integrated with a customer specified underlying hardware platform.  The Core Motion technology moves the low-level motion control functions from a specialized, intelligent motion card into Cimetrix software on the PC.  This allows the OEM customer to reduce proprietary hardware costs and protect proprietary algorithms, and provides greater flexibility in the overall system architecture.  This is accomplished by using a network or I/O interface card together with Core Motion software in place of a specialized motion card.

CIMConnect™ is designed for general purpose equipment connectivity and enables production equipment in the electronics industries to communicate data to the factory’s host computer through the semiconductor equipment communication standard (SECS), generic equipment model (GEM) and extensible markup language (XML) based communication standards.  CIMConnect can also support other emerging communications standards for maximum flexibility. CIMConnect is used in semiconductor wafer fabrication, semiconductor back-end (test, assembly and packaging), flat panel display (FPD), surface mount technology (SMT) and disk drive industries.

The Company’s CIMConnect connectivity product has received recognition as the best technical solution by a wide range of customers that require SECS/GEM connectivity following standards established by SEMI (Semiconductor Equipment and Materials International).  CIMConnect has enabled the Company to obtain a number of significant design wins from OEM customers.  Communications and connectivity between the tool on the factory floor and the host system are becoming increasingly important as mission-critical applications require these communications for operation and data collection.

Typically used in conjunction with CIMConnect, the Company’s CIM300™ family is a set of SEMI Standards-based software products designed specifically for 300mm semiconductor wafer fabrication facilities. CIM300 reduces total integration time required to connect new 300mm semiconductor tools to each other and to the host computer in a wafer fabrication facility (“fab”). The semiconductor industry has been migrating to the 300mm wafer size which has provided an opportunity for Cimetrix to win a number of 300mm OEM customers.

During 2005, Cimetrix ran an extensive beta program for its new CIMPortal™ product family.  CIMPortal provides a comprehensive, fully compliant solution for the new SEMI standard named Interface A.  SEMI developed the Interface A standard to facilitate the acquisition and improve the quality of data from equipment on the factory floor.  A consortium of leading chip makers belonging to International SEMATECH Manufacturing Initiative (ISMI) had previously reported that Interface A was the highest manufacturing priority among its chip making members.  Cimetrix management believed that Interface A would be adopted as an industry standard, and consequently the Company made a strategic decision to pursue becoming the industry leader in providing software products and professional services that support this emerging new standard.  While Cimetrix recognizes that it cannot control how fast the market adopts this new standard, the Company invested heavily in its CIMPortal product line to ensure that it would be at the forefront of the adoption curve, such that when leading OEMs around the world were ready to evaluate Interface A products, Cimetrix would also be ready with a technically superior product.

Also during 2005, Cimetrix expanded its professional services organization to both offer its OEM customers a single-source solution provider capable of being their worldwide “outsource partner” for Factory Automation (FA) connectivity, and to provide Data Management solutions to Integrated Device Maker end user customers.  Traditionally, Cimetrix’s professional services have been primarily associated with OEM customers, and this will remain a key market for the Company.  However, with the acquisition of EFS Solutions and the formation of the Company’s new Data Management Solution Center, Cimetrix is now well positioned to pursue opportunities at different value levels in the semiconductor vertical markets.

The business relationships that Cimetrix establishes with its customers go beyond sales of its products. The Company partners with its customers to provide them with solutions that include software tools, consulting, services, and support.  Company engineers are comprised of industry leading experts in motion control, communications, connectivity, factory automation, yield management, data management and associated technologies and implementation processes. This experience and technical knowledge provides a unique and invaluable benefit to our customers and is a core part of our strategy to build long-term relationships with global OEM and end user customers.

Key Markets

The Company has been focused for the past several years on OEM and end user customers in two key industries: semiconductor and the surface mount technology, or SMT industry.  Both the semiconductor and SMT industries are a natural fit for the Company’s solutions because of the demand for high-speed, motion intensive applications with pinpoint accuracy that can communicate with host computers throughout the process.  In addition, these are very competitive industries that have a critical need for data to improve their productivity and manufacturing effectiveness.  These two industries are discussed in more detail below.

In general, the semiconductor and SMT industries are growing, fiercely competitive and dynamic industries.  Rapid technology changes within these industries require tools that are flexible and can adapt quickly to new requirements.  The Company is uniquely positioned to meet these challenges with PC-based motion control and connectivity software that is based on open standards and uses the latest in object-oriented design to provide end users with the necessary flexibility and customization required to meet industry demands.

By focusing efforts on these two industries, the Company’s goal is to obtain a leadership position for its products in these segments.  This would provide the momentum and cash flow to penetrate other industries. For financial reporting, the Company considers the semiconductor and SMT industries as one business segment.

Semiconductor Industry

The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers.  It is a cyclical industry that had a modest downturn of capital equipment investment during 2005.  The Company expects to see a modest upturn in capital investment during 2006.  In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers.  While the industry is cyclical, the majority of capital spending has been transitioning to 300mm equipment.  The Company’s CIMConnect and CIM300 products are well positioned to take advantage of increased demand for 300mm semiconductor tools.  Cimetrix OEM customers have now shipped fully automated tools to virtually all of the major 300mm manufacturing facilities throughout the world.

The new SEMI standard named Interface A creates a new opportunity for Cimetrix, as this standard is directly applicable to Cimetrix’s customer base in the semiconductor industry.  If the leading chip makers begin to require their equipment suppliers to provide this new standard, Cimetrix believes it is in a leading position to supply products and solutions to the industry.

Surface Mount Technology Industry

The SMT market includes all factory equipment to produce and test printed circuit boards.  Applications involve high-speed multi-axis motion control with very tight vision system integration.  Some OEM’s have adopted the use of PCs as equipment controllers, while others typically use proprietary, homegrown controllers.  The Company provides software to several major suppliers in this industry.  A modern SMT line can include: a loader, screen printer, post print inspection, adhesive dispenser, several placement machines (mounters), odd form placement, post placement inspection, reflow soldering, post reflow inspection, unloader, and final system test.  The Company has targeted the mounter tool as a desirable market for its CODE and CIMConnect products.  The trend over the past several years has been to move manufacturing operations to lower cost countries, such as China, which has made it more difficult for Cimetrix to sell its products to this industry.  Some large equipment makers in this industry have been seeking the lowest component costs for their equipment, while trying to maintain their engineering staffs.  Even though the Company believes Cimetrix software reduces the total cost of ownership for SMT equipment makers, it does increase the cost of purchased components.  Equipment manufacturers which do not explicitly include the costs of their engineering staffs in operating costs may be resistant to increased costs of purchased components.

Other Markets

In addition to the semiconductor and SMT industries, the Company serves customers in a wide variety of technology and manufacturing industries, including wafer fabrication, semiconductor back-end, disk drive, flat panel, small parts assembly, and specialized robotics. The Company will continue to serve customers in all of these industries while also exploring opportunities for growth.

Notable Achievements of 2005

The Company achieved major milestones in 2005 in the areas of overall company sales, industry acceptance of its CIMPortal product line, expansion of its Global Services operations including a strategic acquisition to form a new Data Management Solution Center and success in the Japanese market.

Overall Company Sales and New Customers

The Company was able to increase sales by 3% during 2005, while the primary market we serve, the semiconductor capital equipment market, was down 8-10% year-over-year.  Sales related to the Company’s new CIMPortal product line increased over 100% from the prior year, while revenues from services and support increased 19% over prior year levels.  The Company also continued to win important new “design in” bids associated with new 300mm OEM customers as it added eleven new OEMs to its customer list, which now includes some of the largest OEM customers in the world.

Industry Acceptance of CIMPortal Product Line

The Company has been working hard to establish a leadership position in the emerging market for the new SEMI standard called Interface A, which the Company believes can translate into an overall leadership position for SEMI software connectivity.  During 2005, Cimetrix conducted an extensive beta program for its CIMPortal product line with top tier 300mm OEM customers in North America, Europe and Japan.  During a number of competitive, head-to-head product evaluations, Cimetrix was able to win critical new top-tier OEM customers around the world, while ensuring that its CIMConnect/CIM300 OEM customer base remained satisfied with Cimetrix by selecting CIMPortal.  In addition, ISMI selected Cimetrix as its partner to supply technology for its EDA Client Connection Emulator (ECCE), which ISMI is distributing as the industry standard reference client for Interface A implementations.

Expansion of Global Services Operations

The Company expanded its Global Services capabilities in two significant ways.  First, Cimetrix created an OEM Solutions Center with the capability to continue doing software projects for OEM customers, but also added the capability to serve as a single source “outsource partner” for Factor Automation (FA) connectivity.  Cimetrix has a number of semiconductor 300mm OEM customers that have decided that knowledge of the SEMI standards is a non-core activity and they would prefer to have a full outsource partner that is capable of ensuring their equipment is compliant with their respective customer FA connectivity requirements.  The Company has responded by increasing its staff and capabilities in order to meet these customer requirements.

Secondly, Cimetrix completed the acquisition of EFS Solutions and formed a new Data Management Solution Center, which now positions the Company to provide professional services directly to semiconductor companies.  The Data Management Solution Center provides yield and manufacturing data management solutions that help semiconductor companies reduce manufacturing costs and improve their processes.  This also compliments the Company’s CIMPortal initiatives for end user customers.

Success in the Japanese Market

The Company has been investing in its alliance with CIM, Inc. based in Yokohama, Japan to provide a higher level of sales and service for its products in the important Japanese market.  Cimetrix and CIM were rewarded for their efforts by having one of the largest semiconductor OEMs in Japan select Cimetrix’s CIMPortal product for its Interface A solution.

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

Connect Family

CIMConnect is an object-oriented software toolkit for equipment suppliers to quickly develop communication interfaces for their manufacturing equipment.  CIMConnect can support all major communication protocols, including SECS/GEM, XML, and others. It also supports multiple host interfaces simultaneously, which allows customers to support legacy, custom, and GEM interfaces.

TESTConnect is a SECS/GEM host emulator used to test equipment to ensure it complies with the SECS standards.  TESTConnect simplifies the process of testing SECS implementation through the use of an intuitive, graphical user interface and menu-driven property screens that allow customers to construct message sets and test them without any programming.

CIM300 Family

CIM300 is a family of software tools for manufacturers of 300mm semiconductor equipment that allow for quick implementation of the required 300mm Semiconductor Equipment and Materials International (SEMI) standards, including E39, E40, E87, E90, E94 and E116. Components of CIM300 include:

•      CIMFoundation™ - Provides an abstraction layer for SECS/GEM products and an implementation of SEMI E39 Object Services. Object services are provided for the CIM300 functional modules and user-written modules. The abstraction layer allows the CIM300 family to work with either the state-of-the-art Cimetrix CIMConnect product or older legacy products.

•      CIM40-Process Job™ - Provides process job functionality as defined in SEMI E40. CIM40 enables complex recipe to wafer mapping within a tool, enabling complex processing of multiple wafers to multiple recipes. A recipe defines all of the parameters of what to do with a wafer. This package works seamlessly with CIMFoundation and CIM94 Process Job or as a stand-alone package.

•      CIM87-Carrier Management™ - Provides carrier management functionality as defined in SEMI E87. CIM87 provides a standardized behavior for host computer communication with the production equipment during the coordination, execution, and completion of automated and manual transfer of the wafer carriers to and from the equipment.

•      CIM90-Substrate Tracking™ - Provides substrate tracking functionality as defined in SEMI E90. CIM90 allows the factory host computer to track substrates (manufactured products) or batches of substrates through the individual components of the production equipment.  It is possible to connect CIM90 to CIM87 for automatic substrate lifetime control.

•      CIM94-Control Job™ - Provides control job functionality as defined in SEMI E94.  CIM94 allows the factory to run Process Jobs in a tool. It covers very complex batch job processing and single job processing.  This package works seamlessly with CIMFoundation and CIM40 Process Job or as a stand-alone package.

•      CIM116-Equipment Performance Tracking™ – Provides equipment performance tracking (EPT) as defined in SEMI E116.  CIM116 tracks equipment performance in an automated and consistent manner without requiring operator or host computer input.  CIM116 provides unique functions for defining specific equipment modules and automatically manages the equipment’s EPT State Model.

CIMPortal Family

CIMPortal is a new family of software tools for manufacturers of semiconductor equipment that allow for quick implementation of the new Semiconductor Equipment and Materials International (SEMI) standards for Interface A, including E120, E125, E132 and E134, as well as optional features that support the Japanese Tool Data Interface (TDI).  The CIMPortal family includes products for equipment makers, fabs and third party application software providers.  Interface A specifies a new port on each tool that provides detailed structured data that can be used for Advanced Process Control (APC), e-diagnostics, and other Equipment Engineering Services (EES) applications.  These software applications will become critical to the fabs as shorter ramp times are required.  CIMPortal Equipment is a set of software tools designed for the equipment maker and is currently available for purchase.  CIMPortal Equipment is a SEMI standards compliant Interface A data collection and routing product with high-speed distributable data collection modules, equipment modeling tools, and a rich set of rules-based security and optimization features.

Competition

The Company’s main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

In the 300mm connectivity market, Cimetrix’s main competitor is Asyst Technologies, Inc.  Asyst is a large automation company focused on hardware-based automation solutions for the semiconductor and flat panel industries.  It is unclear whether the connectivity software products are a strategic area for Asyst.  As they struggle to remain profitable in the difficult automation hardware market, it is not clear how much focus or investment they are making in the connectivity market.  However, they have considerable engineering resources and are the largest threat to Cimetrix.  Currently, Cimetrix believes it can compete effectively against Asyst with superior software technology and market focus.  The Company believes that it has been winning the majority of new 300mm factory automation and Interface A software opportunities for the last several years.

Large OEMs that choose to create their own connectivity software solutions and do not purchase third party products are indirect competitors.  For example, Applied Materials is the largest semiconductor capital equipment manufacturer and typically develops all of its connectivity software internally.  There are also a number of integration companies that offer products and/or solutions meeting the 300mm connectivity needs for SECS/GEM, 300mm automation standards and Interface A.  All competitors have varying levels of expertise in semiconductor fabs.

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

In-house developed controllers are potentially competitive, but they are also potential customers.  Certain electronics equipment suppliers develop their own controllers, some on PC platforms and some on proprietary hardware.  Cimetrix offers a distinct advantage to them by increasing software quality through its software re-use techniques, decreasing the time to market for a new open architecture controller, and assisting the transition of their engineering staff to the latest technologies such as COM, unified modeling language (UML) and object-oriented analysis and design techniques.  The Company’s CODE and equipment communications software products offer these advantages.

With Core Motion technology in CODE 6, manufacturers of intelligent motion cards can be considered competitors for part of the CODE product, although CODE 6 continues to also support a number of popular motion cards.

Management believes that most, if not all, of the Company’s major competitors currently have greater financial resources and market presence than Cimetrix.  Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products.  Further, each of these competitors has already established a share of the market for their products, and may find it easier to limit market penetration by the Company because of the natural tie-in of their controllers and software to their mechanisms.  While management is unaware of any current initiatives, any of these competitors could be developing additional technology that will directly compete with the Company’s product offerings.  By focusing on the SMT and Semiconductor markets for the short term, management believes the Company can earn a leadership position in the face of other competitors.

Sales and Marketing

 The sales and marketing staff are responsible for identifying key end-user customers and the top-tier OEM machine suppliers in each primary market.  Sales and marketing efforts are combined into one unified force, supporting both communications and motion control products under David P. Faulkner, executive vice president.  The Company’s sales offices are located in Salt Lake City, Utah; Boston, Massachusetts; and Amancy, France.  In addition, the Company has a key distributor and strategic partner located in Yokohama, Japan.

Global Services

The Company’s professional services and support operations are conducted under the direction of the Company’s vice president of global services, Kourosh Vahdani.  His group, which includes Professional Services and Quality Customer Support, is responsible for providing support to our customer base, maintaining the Company’s existing product lines, and delivering professional service projects.  During 2005, Cimetrix Global Services formed an OEM Solutions Center, and with the acquisition of EFS Solutions, a Data Management Solution Center.  Global Services management, OEM Solutions Center and Quality Customer Support operate out of the Company’s office in Salt Lake City, Utah.  The Data Management Solution Center operates out of a newly formed office in Tempe, Arizona.

Research and Development

The Company’s research and development, as well as quality assurance operations are conducted under the direction of the Company’s executive vice president of research and development, Michael D. Feaster.  His group is responsible for developing new products, testing such products, and performing quality assurance company-wide.  The Company’s strategy is to develop standard software products that have been thoroughly tested and deliver/support these products as they are brought to market.  A comprehensive software quality program and rigid coding standards are keys to the development process. Expenditures for research and development are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property Rights

The open architecture controller technology upon which the Company’s CODE software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all the rights, title, interest in and benefit from this intellectual property.

In December of 1999, the Company purchased the software products of Systematic Designs International, Inc. (SDI) of Vancouver, Washington.  These products broadened the Company’s communication product line and provided valuable inputs to the CIMConnect and CIM300 products designed by Cimetrix.

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

Major Customers and Foreign Sales

During 2005, and 2003, no single customer accounted for 10% or more of the Company’s total sales.  During 2004, one customer accounted for $489,000, or 11%, of the Company’s total sales.

The following table summarizes domestic and export sales, as a percent of total sales, for the three years ended December 31, 2005, 2004 and 2003:

Year Ended December 31,	2005	2004	2003

Domestic sales	58%	55%	65%
Export Sales	42%	45%	35%

Through December 31, 2005, all the Company’s export sales have been payable in United States dollars.

In 2005, no single foreign country accounted for more than 10% of the Company’s total sales.  In 2004, sales to customers in Germany and Switzerland accounted for 11% and 12%, respectively, of total sales.  In 2003, no single foreign country accounted for more than 10% of the Company’s total sales.

Personnel

As of March 24, 2006, the Company had 40 employees, 19 of whom are involved in software development and providing software engineering services, 14 of whom are involved in sales, marketing, and customer support, and 7 of whom who are in finance and administrative positions.  None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

Robert H. Reback, President and Chief Executive Officer, age 46, joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001.  Mr. Reback was the District Manager of Fanuc Robotics’ West Coast business unit from 1994 to 1995.  From 1985 to 1993, he was Director of Sales/Account Executive for Thesis, Inc., a privately owned supplier of factory automation software, and was previously a Senior Automation Engineer for Texas Instruments.  Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.

David P. Faulkner, Executive Vice President of Sales and Marketing, age 50, joined the Company in August 1996.  Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996.  Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

Michael D. Feaster, Executive Vice President of Research and Development, age 35, joined Cimetrix as Director of Customer Services in April 1998, was promoted to Vice President of Software Development in December 1998 and was promoted to Executive Vice President of Research and Development in December 2004.  From 1994 to 1998, Mr. Feaster was employed at Century Software, Inc. as the Vice President of Software Development.  During that time, Century Software, Inc. was a global supplier of PC to UNIX connectivity software, specializing in internet access of Windows to legacy mission-critical applications.  From 1988 to 1994, he served as a software engineer contractor/subcontractor for such companies as Fidelity

Investments, IAT, Inc., NASA, and Mexican Border Inspection Division.  Mr. Feaster attended Southwest Missouri University from 1987 to 1990.

Kourosh Vahdani, Vice-President of Global Services, age 44, joined Cimetrix as Vice-President of Global Services in December 2004.  Prior to joining Cimetrix, Mr. Vahdani was a Senior Consultant performing contract services for Xilinx, Inc. during 2004.  From 1996 to 2003, he was Director of Western Operations for TRW, Inc. Manufacturing Solutions, with responsibility for the systems integration business serving semiconductor manufacturers worldwide.  From 1987 to 1996, Mr. Vahdani worked for Advanced Micro Devices in a variety of engineering and management positions associated with factory automation.  Mr. Vahdani has a B.S. degree in Computer Sciences from St. Edwards University in Austin, Texas.

Dennis P. Gauger, Chief Financial Officer, age 54, joined Cimetrix as Chief Financial Officer in April 2004.  Mr. Gauger is a licensed Certified Public Accountant in Utah and Nevada, and serves on a part-time, consulting basis.  Over the past eight years, he has served several public and private companies in a variety of industries as a part-time, contract financial executive, corporate troubleshooter and consultant.  Previously, Mr. Gauger worked for Deloitte & Touche LLP, an international accounting and consulting firm, for 22 years, including 9 years as an accounting and auditing partner, where he directed domestic and international firm interactions with senior executive management, audit committees, and boards of directors.  He has a background in SEC accounting and reporting, mergers and acquisitions, technical accounting issues, finance and operations.  Mr. Gauger holds a B.S. degree in accounting from Brigham Young University.  He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

ITEM 1A.  RISK FACTORS

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

The Company has a history of operating losses and its future liquidity is largely dependent on positive cash flows from operations.

The Company has an accumulated operating deficit of $29,636,000 at December 31, 2005 and $701,000 of Senior Notes outstanding, net of discount.  The Company currently does not have a bank line of credit or similar source of operating funds.  The Company’s future liquidity is dependent on obtaining and sustaining positive cash flows from operations, successfully integrating the operations of EFS, and, to the extent necessary, obtaining external financing through the issuance of debt or equity securities.  See “Liquidity and Capital Resources”.  If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

The semiconductor industry is highly cyclical.

The Company’s largest source of revenue is the highly cyclical semiconductor industry.  The semiconductor industry periodically has severe and prolonged downturns which could cause the Company’s operating results to fluctuate significantly.  The Company is also exposed to risks associated with industry overcapacity, including reduced capital expenditures, decreased demand for the Company’s products and potential delays by customers paying for the Company’s products.  The Company’s business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities.  Periods of overcapacity and reductions in capital expenditures cause decreases in demand for the Company’s products and services.

The Company is engaged in a highly competitive industry.

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

The Company may experience delays or technical difficulties in the introduction of new products.

The Company may experience delays or technical difficulties in the introduction of new products, and this may be costly to the Company and adversely affect customer relationships.  The Company’s success depends in part on continuing to gain “design in” wins for Cimetrix software products, which includes new product ideas.  The Company’s products are complex and the Company may experience delays and technical difficulties in the introduction of new software products or product enhancements, or difficulties when products are put in high volume production lines.  The Company’s inability to overcome such difficulties, to meet the technical specifications of any new products or enhancements, or to ship the products or enhancements in a timely manner could materially adversely affect the Company’s business and results of operations, as well as customer relationships.  The Company may from time to time incur unanticipated costs to ensure the functionality and reliability of products and solutions early in their life cycles, and such costs could be substantial.  If the Company experiences reliability or quality problems with its new products or enhancements, it could face a number of difficulties, including reduced orders, higher customer service costs and delays in collection of accounts receivable, all of which could materially adversely affect the Company’s business and results of operations.

The Company’s business involves a lengthy sales cycle.

Sales of the Company’s software products and related services depend upon the decision of a prospective customer to change its current software applications.  Therefore, the decision to purchase the Company’s products and services often requires time consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into customers’ software applications.  In addition, after the technical evaluation has been successfully completed, the Company may experience further delays finalizing system sales while the customer obtains approval for the new software application.  Consequently, months or even years may elapse between the first contact with a customer regarding a potential purchase and the customer’s placing the order.  The Company’s lengthy sales cycle increases sales and marketing costs and reduces the predictability of the Company’s revenues.

The Company is dependent upon OEM customers.

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

The Company’s markets are characterized by rapid technological changes.

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

The Company is highly dependent upon key personnel.

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

The successful integration of the EFS business is key to the Company’s future profitability.

Management believes the strategic acquisition of EFS will add significant services revenue and operating profitability to the Company.  The successful integration of the EFS business into the Company’s new Data Management Solution Center will be dependent on the Company’s ability to continue to serve existing EFS customers and sell additional services utilizing the personnel and capabilities acquired from EFS. The sales cycle of the EFS services may be longer than anticipated, resulting in delays in the Company recording additional services revenue and adding profitability from this acquisition.

The growth of the Company’s future sales and revenues is largely dependent upon industry adoption of Interface A.

Management believes that the semiconductor manufacturing industry will begin to adopt and require its equipment suppliers to meet the new SEMI Interface A standards.  However, there is no guarantee that the semiconductor industry will indeed adopt this new standard or that it will ever be required.  If the new standard does not become an industry requirement, this would significantly affect the Company’s sales and revenues projected for its CIMPortal product line, which would significantly adversely affect operating results.

Future business acquisitions may be disruptive to the Company’s business and dilute stockholder value.

The Company’s ongoing business strategy may include acquisitions of businesses that offer products or services complementary to the Company’s.  Any such acquisitions may be disruptive to the Company’s business, distract management attention and result in unanticipated costs and difficulties in assimilating the operations, products and personnel of the acquired businesses.  To the extent that shares of the Company’s common stock or rights to purchase shares of the Company’s common stock are issued in connection with an acquisition, dilution to existing shareholders will result, and the Company’s earnings per share may decrease.

Continued compliance with regulatory and accounting requirements will be challenging and costly.

As a result of compliance with the Sarbanes-Oxley Act of 2002, with the potential standards resulting from the Company’s stock being listed in the future on an exchange, and with the attestation and accounting changes required by the Securities and Exchange Commission, the Company is required to implement additional internal controls, to improve existing internal controls, and to comprehensively document and test internal controls.  As a result, the Company will be required to hire additional personnel and to obtain additional legal, accounting and advisory services, all of which will cause the Company’s general and administrative costs to increase, which may adversely affect its operating results.

The Company may incur significant stock-based compensation charges related to certain stock options and other stock-based compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, an amendment of SFAS Statements No. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based compensation transactions.  This statement requires the Company to implement SFAS No. 123(R) on January 1, 2006 and requires that such transactions be accounted for using a fair-value-based method and recognized as expenses.  The statement and the change in accounting treatment may result in the Company reporting increased operating expenses beginning in the first quarter of 2006, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of the Company’s common stock.

The price of the Company’s common stock has fluctuated in the past and may continue to fluctuate significantly in the future.

The market price of the Company’s common stock has been highly volatile in the past, and our stock price may decline in the future.  In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations.  These fluctuations have often been unrelated to the operating performance of the affected companies, and such fluctuations could adversely affect the market price of the Company’s common stock.  In the past, securities class action litigation has often been instituted against a company following periods of volatility in its stock price.  This type of litigation, if filed against the Company, could result in substantial costs and divert management’s attention and resources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 2.  PROPERTIES

The Company’s principal offices are located in a leased facility at 6979 South High Tech Drive, Midvale, Salt Lake County, Utah (about six miles south of Salt Lake City).  On February 18, 2005, the Company extended the lease for an additional 24 months, commencing December 2005.  The present facility consists of approximately 17,000 square feet.  All operations of the Company are conducted from its headquarters, with satellite offices located in Boston, Massachusetts, Tempe, Arizona and Amancy, France serving as remote sales and technical support offices.  The Arizona office is comprised of approximately 2,300 square feet and is leased through December 2008.  The France office is comprised of approximately 200 square feet and is leased through March 2008.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the NASD OTC Bulletin Board under the symbol “CMXX.OB”.  The table below sets forth the high and low bid prices of the Company’s common stock for each quarter during the past two fiscal years.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

	Price Range
Period (Calendar Year)	High	Low
2004
First quarter	$.53	$.24
Second quarter	$.68	$.27
Third quarter	$.78	$.45
Fourth quarter	$.65	$.40

2005
First quarter	$.85	$.48
Second quarter	$.57	$.46
Third quarter	$.57	$.44
Fourth quarter	$.46	$.27

On March 24, 2006 the closing bid quotation for the Company’s common stock on the NASD OTC Bulletin Board was $0.39 per share.  Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

On March 24, 2006, there were 31,927,432 shares of common stock outstanding held by approximately 660 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

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

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plans as of December 31, 2005. Equity compensation plans consist of the 1998 Incentive Stock Option Plan, which plan has been approved by the Company’s shareholders, and the Directors Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders (2)	4,338,500	$.65	595,875

Equity compensation plans not approved by security holders (3)	1,213,000	$1.17	37,000
Total	5,551,500		632,875

(1)

Excludes 341,750 shares issuable upon the exercise of warrants issued to purchasers of the Company’s Senior Notes and 200,000 shares issuable upon the exercise of warrants issued to consultants as they were not issued as compensation to Company officers, directors or employees. See Warrants, discussed below.

(2)	A total of 5,000,000 shares of common stock have been reserved for issuance under the plan. To date, a total of 65,625 options have been exercised under the plan.
(3)	A total of 1,250,000 shares of common stock have been reserved for issuance under the plan. To date, no options have been exercised under the plan.

Directors Stock Option Plan

A total of 1,250,000 shares of common stock have been reserved for issuance under the Company’s Director Stock Option Plan.  Of this amount, 1,100,000 shares are registered for resale pursuant to a Form S-8 registration statement, which became effective on August 27, 2004.  Options issued to directors and former directors begin to expire in May 2006, and will continue to expire through June 2010.

Under the terms of this plan, outside directors will be granted an option each year during continuous service as a director to purchase 50,000 shares of the Company’s common stock at an exercise price not less than the current market price of the Company’s common stock.  The options vest 1/12th per month during the first year of the option period, and are exercisable for a period of five years, unless extended by the Board of Directors of the Company.

Warrants

In addition to the shares issuable under the Company’s equity compensation plans, the Company has outstanding warrants to purchase 541,750 shares of common stock at a weighted average exercise price of $0.42 per share.  Warrants to purchase 341,750 shares are held by purchasers of the Company’s Senior Notes and expire in September 2006.  Warrants to purchase 200,000 shares were issued to consultants and expire in March and July 2007.

Recent Sales of Unregistered Securities

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

In October 2005, the Company completed the acquisition of EFS and issued 1,394,336 shares of its common stock, valued at $627,000, as part of the consideration paid to the shareholders of EFS.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2005 were derived from the Company’s consolidated financial statements audited by Tanner LC, independent registered public accountants.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001

Results of Operations Data:
Net sales	$4,670,000	$4,542,000	$3,340,000	$2,975,000	$4,075,000
Income (loss) from operations	(591,000)	391,000	(592,000)	(3,781,000)	(5,588,000)
Net income (loss)	(706,000)	164,000	(931,000)	(4,055,000)	(5,620,000)

Income (loss) per common share - diluted	$(0.02)	$0.01	$(0.04)	$(0.17)	$(0.23)

Dividends per common share	$—	$—	$—	$—	$—

Balance Sheet Data:

Total Assets	$3,295,000	$2,358,000	$3,032,000	$2,968,000	$6,854,000
Long-term debt, net of current portion	—	691,000	1,865,000	1,556,000	439,000
Stockholders’ equity (deficit)	1,758,000	(198,000)	(506,000)	(888,000)	3,020,000

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2005, 2004 and 2003, and the Company’s financial position at December 31, 2005.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this report.  The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements.  Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes” and “anticipates” or words of similar import.  Examples of forward-looking statements include:  (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business.  Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources” and “Factors Affecting Future Results.”

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of original equipment manufacturers (OEMs) in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services that provide solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.  During 2005, Cimetrix took steps to expand its software products and professional services to meet the needs of Integrated Device Makers, which is a natural extension of the Company’s available market.  For a detailed discussion of the Company’s products, markets, notable achievements during 2005 and other Company information, refer to Item 1, “Business.”

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

If a sale involves a bundled package of software, support and services, then revenue is first allocated to support and service obligations at fair market value, and the remaining amount is applied to software license revenue.  Assuming all of the above criteria have been met, revenue from the software portion of the package is recognized immediately.  Revenue from material support contracts is recognized ratably over the term of the support contract, which is generally 12 months.  Revenue from services is recognized as services are performed.  Standard payment terms for sales are net 30 days (net 45 to 60 days for foreign customers).  On occasion, extended payment terms will be offered.  If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

Allowance for Doubtful Accounts

The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $114,000 and $60,000 as of December 31, 2005 and 2004, respectively.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination is made.

Deferred Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At December 31, 2005, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,397,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to net revenues derived from the Company’s Statements of Operations for each of the three preceding fiscal years.

Year Ended December 31,	2005	2004	2003

Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	19	19	13
General and administrative	32	27	33
Selling, marketing and customer support	36	26	37
Research and development	25	21	28
Provision for doubtful accounts	1	(2)	(2)
Impairment loss	—	—	9

Total costs and expenses	113	91	118

Income (loss) from operations	(13)	9	(18)
Interest expense, net of income	(2)	(6)	(9)
Other income (expense)	—	1	(1)

Net income (loss)	(15)%	4%	(28)%

Net Sales

The following table summarizes net sales (including related party sales) by category and as a percent of total net sales:

Year Ended December 31,	2005		2004		2003

Software	$2,649,000	57%	$2,841,000	63%	$1,849,000	55%

Services and support	2,021,000	43%	1,701,000	37%	1,491,000	45%

Total net sales	$4,670,000		$4,542,000		$3,340,000

Total net sales for 2005 increased $128,000, or 3%, to $4,670,000, from $4,542,000 in 2004.  Total net sales for 2004 increased $1,202,000, or 36%, to $4,542,000, from $3,340,000 in 2003.  The increase in net sales in 2005 was due primarily due to an increase in support and service revenue, partially offset by a decrease in software license revenue.  Software revenues in 2005 decreased $192,000, or 7%, to $2,649,000, from $2,841,000 in 2004.  Services and support revenues increased $320,000 in 2005, or 19%, to $2,021,000, from $1,701,000 in 2004.  The decrease in software license revenues in the current year compared to last year can be attributed to lower than anticipated software license sales from the Company’s OEM customer base, combined with a one-time, non recurring software license purchase in 2004 in the amount of approximately $300,000.  The Company’s software license sales also have a correlation to the global semiconductor and electronics capital equipment markets.  The Company’s largest market is currently the global semiconductor capital equipment market, which enjoyed healthy growth during 2004, but declined 8 to 10% in 2005.  By comparison, software revenues in 2004 increased $992,000, or 54%, to $2,841,000, from $1,849,000 in 2003.  This increase included the approximately $300,000 one-time customer license purchase.  Services and support revenues increased $210,000 in 2004, or 14%, to $1,701,000, from $1,491,000 in 2003.

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

The Company experienced limited sales growth in 2005 compared to 2004, but this was achieved in spite of a modest downturn of 5 to 10% in semiconductor capital equipment spending during 2005.  The Company had hoped to counteract the downturn in capital equipment spending with increased revenue from three key initiatives, (i) CIMPortal product sales resulting from industry adoption of the new SEMI Interface A standard, (ii) complementary professional services for OEM and end user customers, and (iii) growing the worldwide customer base with initiatives in the Japanese and Asian markets.

New SEMI standards were approved in late 2004 including the new Interface A standard, which enables semiconductor companies to have a second network connection to semiconductor manufacturing equipment offering deeper access to data generated during the manufacturing process.  This new standard opens up new market opportunities for the Company with its CIMPortal product line.  The Company believes that the critical need for data will result in the new Interface A standard becoming a requirement on all 300mm equipment over the next several years.  While the Company cannot control the rate of industry adoption of this new standard, the Company needed to invest heavily in its CIMPortal product line in order to be ready for the “early adopter” customers that wanted to be leaders in offering Interface A.  Integrated Device Makers were slower to demand Interface A from their OEM customers than forecast at the start of 2005.  This resulted in less opportunities for Cimetrix and lower than anticipated software sales.  However, the Company made the most of the available opportunities and had several new top tier OEM customers select CIMPortal after rigorous competitive evaluations.

While the Company’s focus over the past several years has been on the sale of software products, as previously mentioned, the Company began an initiative in early 2005 to provide more comprehensive professional services to its OEM customers that want a full, single-source solution provider capable of being their worldwide “outsource partner” for Factory Automation (FA) connectivity.  As a result of this initiative, the Company did experience continued growth in services and support revenues during 2005.  As previously discussed, the Company formed a new Global Services group and established an OEM Solution Center focused on meeting the professional services needs of its OEM customers, and through the acquisition of EFS Solutions, the Company established a Data Management Solution Center, with the intention of proactively marketing its capabilities to provide Data Management solutions to Integrated Device Maker end user customers.  However, it will take some time to effectively market and win this new business, and to sufficiently increase revenues to cover the increased costs associated with the new personnel in this area.

The Company also invested in growing its worldwide customer base, with a special focus on the Japanese and Asian markets.  The Company won one of the largest Japanese semiconductor OEM accounts with its new CIMPortal product, which is significant because it validates both the Company’s leadership with its CIMPortal product line, as well as its efforts to expand our presence in Japan with its business partner, CIM, Inc., based in Yokohama, Japan.

While the Company cannot predict market or economic conditions for subsequent years, it believes that it has added sufficient new customers to achieve critical mass and, with the expansion of its Global Services group, is positioned for future worldwide sales growth.

Cost of Sales

The Company’s cost of sales as a percentage of net sales for the years ended December 31, 2005, 2004 and 2003 was 19%, 19% and 13%, respectively.  Cost of sales increased $31,000, or 4%, to $875,000 for 2005, from $844,000 for 2004.  This increase was attributed to an increased number of professional service projects that the Company provided to its customers during 2005, as well as an increase in the use of contract labor in performing engineering services.  Cost of sales as a percentage of net sales will vary from year to year depending on the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Cost of sales increased $409,000, or 94%, to $844,000 for 2004, from $435,000 for 2003.  The Company’s cost of sales as a percentage of net sales increased during 2004 compared to 2003 as the Company invested employee and other resources in the development of major OEM customer relationships.

While the Company’s focus is on the sale of software products, it also provides application and integration services to its customers that want to purchase a complete turnkey system.  These services are performed primarily by employees of the Company with utilization of resources outside the Company where needed.  The costs related to the sale of services are accounted for as cost of sales.

General and Administrative Expenses

General and administrative expenses increased $233,000, or 19%, to $1,480,000 in 2005, from $1,247,000 in 2004.  These increases resulted primarily from the addition of general and administrative personnel during 2005 as well as an increase in amortization costs associated with the acquisition of EFS in October 2005.  General and administrative expenses increased $160,000, or 15%, to $1,247,000 in 2004, from $1,087,000 in 2003.  These increases resulted primarily from an increase in consulting fees, and the addition of administrative and accounting personnel.

General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets.  Depreciation and amortization expense for 2005 increased $52,000, or 37%, to $191,000, from $139,000 in 2004.  Depreciation and amortization expense for 2004 decreased $71,000, or 34%, to $139,000, from $210,000 in 2003.  Depreciation and amortization expense represented 13%, 11% and 19% of all general and administrative expenses in 2005, 2004 and 2003, respectively.

Selling, Marketing and Customer Support Expenses

Selling, marketing and customer support expenses increased $511,000, or 43%, to $1,693,000 in 2005, from $1,182,000 in 2004.  Selling, marketing and customer support expenses decreased $39,000 or 3%, to $1,182,000 in 2004, from $1,221,000 in 2003. The increase in selling, marketing and customer support expenses in the current year is due primarily to the addition of customer support personnel in the Global Services group.  In addition, in March 2005, the Company committed significant resources to hold a seminar in Japan to further the sales and marketing efforts in that key market, and during the third quarter of 2005, the Company added additional staff to its sales and marketing organization to assist with the Japanese market.

Selling, marketing and customer support expenses for 2005, 2004, and 2003 reflect the direct payroll and related travel expenses of the Company’s sales, marketing and customer support staff, the development of product brochures and marketing materials, press releases, and the costs related to the Company’s representation at industry trade shows.  Selling, marketing and customer support expenses in 2005 also include the salary and other expenses of the Global Services group related to sales and marketing efforts for those services.

Research and Development Expenses

Research and development expenses increased $175,000, or 18%, to $1,153,000 in 2005, from $978,000 in 2004.  Research and development expenses increased $45,000, or 5%, to $978,000 in 2004, from $933,000 in 2003.  The Company has committed to invest significant research and development resources for its new CIMPortal product family, as well as pursue other new product opportunities.  As discussed above, in January 2005, a separate research and development department was formed, with all salary and other expenses of the department fully charged to research and development expenses during 2005.

Research and development expenses included only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed above.

Provision for Doubtful Accounts

During 2005, the Company recorded a provision for doubtful accounts of $60,000, primarily relating to one customer, compared to credits of $100,000 and $57,000 in 2004 and 2003, respectively, resulting from a reduction in the Company’s allowance for doubtful accounts in those years.

Impairment Loss

During 2005 and 2004 the Company did not incur any impairment losses.  The Company incurred an impairment loss of $265,000 in 2003. This loss consisted of the partial write-off of its intangible asset relating to the SDI technology acquired in 1999 for approximately $2,580,000.  Due to poor economic conditions worldwide, along with a decrease in projected future cash flows resulting directly from sales relating to this technology, management determined that a significant portion of the technology was not recoverable. This asset is currently being amortized over a period of 10 years.  Based on future sales estimates over the remaining useful life of this asset, management believes that the Company has the ability to recover the remaining carrying value of this asset of $182,000 as of December 31, 2005.

Also in 2003, the Company impaired $78,000 of its inventory due to decreases in sales of certain products.  Of the $78,000, $48,000 was recorded as impairment expense while $30,000 was recorded as research and development expense.

Other Income (Expense)

Interest income increased by $30,000, or 250%, to $42,000 in 2005, from $12,000 in 2004.  The increase resulted from higher levels of cash reserves primarily due to the $2,000,000 sale of the Company’s common stock in January 2005, and due to the Company earning a higher rate of return on its cash reserves during 2005.

Interest income increased by $8,000, or 200%, to $12,000 in 2004, from $4,000 in 2003.  These increases resulted primarily from the Company earning a higher rate of return on its cash reserves during 2004.

Interest expense decreased $104,000, or 39%, to $165,000, in 2005, compared to $269,000 in 2004. Interest expense decreased $47,000, or 15%, to $269,000, in 2004, compared to $316,000 in 2003.  These decreases were attributable to a reduction in the outstanding principal balance of the Company’s Senior Notes.

Liquidity and Capital Resources

At December 31, 2005, the Company had current assets of $2,128,000, including cash and cash equivalents of $778,000, and current liabilities of $1,537,000, resulting in working capital of $591,000, compared to working capital of $168,000 at December 31, 2004.  The increase in working capital at December 31, 2005 is primarily attributed to the $2,000,000 sale of common stock in January 2005, discussed below.  Excluding deferred revenue of $405,000 at December 31, 2005, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company had current assets exceeding current liabilities in excess of $1 million.

In January 2005, the Company sold 2,500,000 shares of its common stock at a price of $0.80 per share, for total cash proceeds of $2,000,000, in a private placement with two accredited investors.  The shares were sold through officers and directors of the Company who did not receive any commissions or other remuneration for selling the shares.  The Company also received $31,000 from the exercise of employee stock options during 2005.

During 2005, the Company retired $911,000 of Senior Notes.  As of December 31, 2005, the Company had $713,000 of Senior Notes outstanding, $701,000 net of discount, all reported as a current liability and comprised of the following:

Current Portion:
12% Senior Notes due September 30, 2005	$10,000
8% Senior Notes due September 30, 2006	703,000
Senior Note discount	(12,000)
Senior Note Debt at December 31, 2005	$701,000

The Senior Notes of $10,000 due September 30, 2005 remained unpaid at December 31, 2005 pending receipt of documentation from the note holder.

In October 2005, the Company completed the acquisition of EFS and paid total consideration of approximately $1,241,000 to the shareholders of EFS, consisting of the issuance of 1,394,336 shares of the Company’s common stock valued at $627,000 and $614,000 cash.  The purchase price also included approximately $66,000 in transaction costs, and the Company recorded a deferred liability of $464,000 due to differences between the book and income tax basis of the assets acquired from EFS.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2005, the Company had an accumulated operating deficit of $29,636,000, but had total stockholders’ equity of $1,758,000 primarily as a result of the $2,000,000 sale of common stock in January 2005.  During 2005, the Company reported a net loss of $706,000 and net cash used in operating activities of $401,000, as investments were made in services and research and development as discussed above.  Management believes that improvements in operations together with the working capital position of the Company will be sufficient to fund planned operations through 2006.  In addition, management believes the acquisition of EFS will add additional revenues and improvements to the results of operations during 2006.  However, there can be no assurance that operations and operating cash flows will improve in the near future.  If the Company is unable to sustain profitable operations and positive operating cash flows, continue the historical growth in sales and profitability of EFS, and meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

The Company also believes that continued improved operations and a stronger working capital position will eventually allow the Company to obtain a line of credit or other bank financing secured by accounts receivable or assets other than cash, and will allow for increased borrowing capacity.

Net cash used in operating activities for the year ended December 31, 2005 was $401,000 compared to net cash provided by operating activities of $162,000 for the same period in 2004.  The decrease in net cash provided by operating activities in the current period resulted primarily from the increase in expenditures for new personnel added to the new Global Services group and increased spending for selling, marketing and customer support and research and development as discussed above.

Net cash used in investing activities for the year ended December 31, 2005 was $809,000, consisting of $665,000 paid in the acquisition of EFS and $144,000 used in the purchases of property and equipment.  Net cash provided by investing activities for the year ended December 31, 2004 was $169,000, resulting primarily from increased sales of marketable securities held for investment, net of purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2005 was $1,120,000, consisting of $2,031,000 in proceeds from the sale of common stock and the exercise of warrants, offset by the retirement of Senior Notes of $911,000.  Net cash used in financing activities for the year ended December 31, 2004 was $852,000, resulting from the retirement of $992,000 of Senior Notes, offset by the proceeds from the sale of common stock of $140,000.

The Company has not been adversely affected by inflation.  However, there are potential economic risks inherent in foreign trade.  Sales to foreign customers were $1,932,000 during the year ended December 31, 2005, representing 41% of the Company’s net sales, compared to $2,044,000, or 45%, of net sales in 2004.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of its current level of business for the next twelve months, including payment of the Senior Notes in September 2006.

Contractual Obligations and Commitments

The Company has various contractual obligations that are recorded as liabilities in its consolidated financial statements.  From time to time, the Company also has employment commitments with its executive officers and other key employees.  Such commitments that may currently be outstanding with the Company’s executive officers are described in the Company’s Proxy Statement for its 2006 Annual Meeting of

Shareholders, which is incorporated by reference into Part III, Item 10, “Executive Compensations”, in this Annual Report on Form 10-K.

The Company has entered into operating leases for its office facilities.  The table below summarizes the obligations pursuant to these leases, assuming that all lease arrangements run to full term.

		Less Than	1 to 3	4 to 5
	Total	1 Year	Years	Years

Operating leases	$394,000	$177,000	$217,000	$—

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, an amendment of SFAS Statements No. 123 and 95.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual reporting period that begins after December 31, 2005.  This means that the Company will be required to implement SFAS No. 123(R) the quarter beginning January 1, 2006.  The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above.  The Company anticipates adopting the modified prospective method of SFAS No. 123(R) on January 1, 2006.  The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.  However, the Company believes the adoption of SFAS No. 123(R) may have a material effect on the Company’s financial position and results of operations.

The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The Company anticipates adopting SFAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial position or results of operations.

Factors Affecting Future Results

Net sales for 2005 increased 3% compared to 2004.  Over the three years prior to 2003, the economic slowdown in the semiconductor industry led to significant delays in the placement of orders by the Company’s OEM customers.  As the end-user customers cut back on capital equipment expenditures, the Company’s OEM customers also cut back on their orders for the Company’s software products.  In late 2003 and continuing through 2004, the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures.  During 2005, the semiconductor capital equipment industry declined 8 to 10 percent.  In general, changes in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to corresponding changes in software license revenue for the Company.  However, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  In addition, management believes the strategic acquisition of EFS will add significant services revenue if the Company is able to continue to serve existing EFS customers and sell additional services utilizing the personnel and capabilities of this acquired entity.  Management believes that its expanded customer base will enable the Company to increase its revenues year-over-year for fiscal 2006, while industry analysts predict a flat to slightly up market in capital equipment spending for the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.  It was management’s objective to achieve a profitable level of operations for fiscal year 2005; however, management also understood that this would be dependent on how fast revenues could be obtained from the respective growth initiatives, which for 2005 have increased slower than anticipated.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company called for by this item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on Page F-1.

The following table presents selected unaudited quarterly financial data for each of the four quarters in 2005 and 2004.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.

	2005				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Net sales	$1,153,000	$1,145,000	$1,043,000	$1,329,000	$1,065,000	$999,000	$1,213,000	$1,265,000

Net income (loss)	(99,000)	(36,000)	(246,000)	(325,000)	20,000	22,000	101,000	21,000

Income (loss) per common share - diluted	$—	$—	$(0.01)	$(0.01)	$—	$—	$0.01	$—

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005.  Based upon this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005.

(b) Changes in internal controls

During the most recent fiscal quarter covered by this report, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item, other than the information regarding executive officers which is contained in Part I of this report, is incorporated by reference from the information in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item, other than the information regarding our equity compensation plans which is contained in Part I of this report is incorporated by reference from the information in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
11	Statement re: computation of per share earnings (4)
21	List of Subsidiaries (4)
23	Independent Auditors’ Consent*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated March 31, 2006*

*	Exhibits filed with this report.
(1)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Included in Notes to Consolidated Financial Statements contained in this filing

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2006.

REGISTRANT

CIMETRIX INCORPORATED

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
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	March 31, 2006
Robert H. Reback	(Principal Executive Officer)

/S/ Dennis P. Gauger	Chief Financial Officer	March 31, 2006
Dennis P. Gauger	(Principal Financial and Accounting Officer)

/S/ Scott C. Chandler	Director	March 31, 2006
Scott C. Chandler

/S/ C. Alan Weber	Director	March 31, 2006
C. Alan Weber

/S/ Michael B. Thompson	Director	March 31, 2006
Michael B. Thompson

CIMETRIX INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cimetrix Incorporated

We have audited the consolidated balance sheets of Cimetrix Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

TANNER LC

Salt Lake City, Utah

March 24, 2006

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$778,000	$868,000
Accounts receivable, net	1,289,000	1,081,000
Prepaid expenses and other current assets	61,000	84,000

Total current assets	2,128,000	2,033,000

Property and equipment, net	189,000	82,000
Intangible assets, net	894,000	229,000
Goodwill	64,000	—
Other assets	20,000	14,000

	$3,295,000	$2,358,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$162,000	$114,000
Accrued expenses	269,000	298,000
Deferred revenue	405,000	548,000
Current portion of related party long-term debt	199,000	—
Current portion of long-term debt	502,000	905,000

Total current liabilities	1,537,000	1,865,000

Related party long-term debt, net of current portion	—	195,000
Long-term debt, net of current portion	—	496,000

Total liabilities	1,537,000	2,556,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 and 27,844,317 shares issued	3,000	3,000
Additional paid-in capital	31,440,000	28,778,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(29,636,000)	(28,930,000)

Total stockholders’ equity (deficit)	1,758,000	(198,000)

	$3,295,000	$2,358,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004	2003
Sales:
Software	$2,340,000	$2,631,000	$1,809,000
Services and support	1,969,000	1,701,000	1,485,000
Related party software	309,000	210,000	40,000
Related party services and support	52,000	—	6,000

Total net sales	4,670,000	4,542,000	3,340,000

Operating costs and expenses:
Cost of sales	875,000	844,000	435,000
General and administrative	1,480,000	1,247,000	1,087,000
Selling, marketing and customer support	1,693,000	1,182,000	1,221,000
Research and development	1,153,000	978,000	933,000
Provision for doubtful accounts	60,000	(100,000)	(57,000)
Impairment loss	—	—	313,000

Total operating costs and expenses	5,261,000	4,151,000	3,932,000

Income (loss) from operations	(591,000)	391,000	(592,000)

Other income (expense):
Interest income	42,000	12,000	4,000
Interest expense	(165,000)	(269,000)	(316,000)
Gain on extinguishment of debt	8,000	22,000	—
Other income (expense)	—	8,000	(27,000)

Total other expense, net	(115,000)	(227,000)	(339,000)

Income (loss) before income taxes	(706,000)	164,000	(931,000)

Provision for income taxes	—	—	—

Net income (loss)	$(706,000)	$164,000	$(931,000)

Income (loss) per common share:
Basic	$(0.02)	$0.01	$(0.04)
Diluted	$(0.02)	$0.01	$(0.04)

Weighted average number of shares outstanding:
Basic	30,458,000	27,730,000	25,186,000
Diluted	30,458,000	28,311,000	25,186,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2005, 2004 and 2003

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2003	25,000	$(49,000)	24,089,833	$2,000	$27,322,000	$(28,163,000)	$(888,000)
Purchase and cancellation of treasury stock	—	—	(26,786)	—	34,000	—	34,000
Options and warrants issued for services	—	—	—	—	22,000	—	22,000
Common stock issued for settlement of debt and accrued interest	—	—	1,474,911	—	517,000	—	517,000
Common stock issued for cash	—	—	2,114,288	1,000	739,000	—	740,000
Net loss	—	—	—	—	—	(931,000)	(931,000)
Balance, December 31, 2003	25,000	(49,000)	27,652,246	3,000	28,634,000	(29,094,000)	(506,000)
Common stock issued for cash	—	—	400,000	—	140,000	—	140,000
Common stock issued upon exercise of stock options	—	—	11,446	—	6,000	—	6,000
Purchase and cancellation of treasury stock	—	—	(219,375)	—	(77,000)	—	(77,000)
Issuance of common stock warrants attached to senior notes	—	—	—	—	46,000	—	46,000
Options and warrants issued for services	—	—	—	—	29,000	—	29,000
Net income	—	—	—	—	—	164,000	164,000
Balance, December 31, 2004	25,000	(49,000)	27,844,317	3,000	28,778,000	(28,930,000)	(198,000)
Common stock issued for cash	—	—	2,500,000	—	2,000,000	—	2,000,000
Common stock issued upon exercise of warrants	—	—	88,000	—	31,000	—	31,000
Cashless exercise of warrants	—	—	125,779	—	—	—	—
Issuance of common stock in business acquisition	—	—	1,394,336	—	627,000	—	627,000
Options and warrants issued for services	—	—	—	—	4,000	—	4,000
Net loss	—	—	—	—	—	(706,000)	(706,000)
Balance, December 31, 2005	25,000	$(49,000)	31,952,432	$3,000	$31,440,000	$(29,636,000)	$1,758,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(706,000)	$164,000	$(931,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	191,000	139,000	210,000
Provision for doubtful accounts	60,000	(100,000)	(57,000)
Option and warrant compensation expense	4,000	29,000	22,000
Impairment loss on technology	—	—	265,000
Impairment loss on inventory	—	—	78,000
Amortization of bond discount	38,000	39,000	28,000
Gain on extinguishment of debt	(8,000)	(22,000)	—
(Increase) decrease (net of acquisition) in:
Accounts receivable	186,000	(138,000)	(379,000)
Inventories	—	7,000	2,000
Prepaid expenses and other current assets	3,000	5,000	(10,000)
Increase (decrease in):
Accounts payable	3,000	(53,000)	(5,000)
Accrued expenses	(29,000)	106,000	16,000
Deferred revenue	(143,000)	(14,000)	184,000

Net cash provided by (used in) operating activities	(401,000)	162,000	(577,000)

Cash flows from investing activities:
Acquisition of business	(665,000)	—	—
Purchase of property and equipment	(144,000)	(65,000)	(3,000)
Net sales of marketable securities	—	234,000	162,000

Net cash provided by (used in) investing activities	(809,000)	169,000	159,000

Cash flows from financing activities:
Proceeds from the sale of common stock	2,031,000	140,000	740,000
Proceeds from the issuance of debt	—	—	51,000
Payments of debt	(911,000)	(992,000)	—
Purchase and cancellation of treasury stock	—	—	(41,000)

Net cash provided by (used in) financing activities	1,120,000	(852,000)	750,000

Net increase (decrease) in cash and cash equivalents	(90,000)	(521,000)	332,000
Cash and cash equivalents, beginning of year	868,000	1,389,000	1,057,000

Cash and cash equivalents, end of year	$778,000	$868,000	$1,389,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

Note 1:  Organization and Significant Accounting Policies

Organization – Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (Cimetrix or the Company) are primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems, and semiconductor connectivity products that connect new semiconductor tools to each other and to host systems.

Principles of Consolidation – The consolidated financial statements include the accounts of Cimetrix Incorporated and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.  Cash equivalents were $659,000 and $664,000 as of December 31, 2005 and 2004, respectively.  Cash was $119,000 and $204,000 as of December 31, 2005 and 2004, respectively.  As of December 31, 2005, the Company had $131,000 of cash and cash equivalents that was federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Accounts Receivable – Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  Management determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Patents and Copyrights - The Company has obtained a patent related to certain technology.  In addition, the Company has registered most of its software system products with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products.  Generally, other than the patent and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology.  No cost has been capitalized with respect to the patent.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets ranging from one to seven years.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated life of the asset or the expected term of the related lease.  Depreciable lives by asset group are as follows:

Equipment	2 – 7 years
Office equipment and software	1 - 7 years
Furniture and fixtures	5 – 10 years
Leasehold improvements	7 years
Automobiles	5 years

Maintenance and repairs are charged to costs and expenses as incurred.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

Intangible Assets – Intangible assets include the costs to obtain the Company’s AART and SDI SECS/GEM technology and intangible assets acquired in the acquisition of EFS Solutions, Inc. (see Note 2).  Intangible assets that are determined to have finite lives are amortized over their estimated useful lives to the Company.  The amortization lives of definite-lived assets are as follows:

Technology	10 years
Customer relationships	5 years
Covenant not to compete	2 years

Goodwill – Goodwill, representing the excess of the purchase price of EFS Solutions, Inc. over the fair value of the identifiable net assets acquired, is not amortized but tested for impairment annually or when events or circumstances indicate that the carrying value may not be recoverable.  The Company performs the annual assessment of goodwill in the fourth quarter.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

Revenue Recognition – The software component of the Company’s products is an integral part of its functionality.  As such, the Company applies the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition as modified by SOP 98-9.

The Company’s products are fully functional at the time of shipment.  The software components of the Company’s products do not require significant production, modification or customization.  As such, revenue from product sales is recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is deemed probable.

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

Income Taxes – The Company uses the asset and liability approach for financial accounting and reporting for income taxes.  Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and income tax reporting, principally related to depreciation, asset impairment, and accrued liabilities.  The Company records a valuation allowance to reduce deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Stock-Based Compensation – At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 14.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized in the consolidated financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Had compensation expense for the Company’s stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s results of operations would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003

Net income (loss) as reported	$(706,000)	$164,000	$(931,000)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(275,000)	(294,000)	(478,000)

Net loss pro forma	$(981,000)	$(130,000)	$(1,409,000)

Income (loss) per share:

Basic – as reported	$(.02)	$.01	$(.04)
Basic – pro forma	$(.03)	$—	$(.06)

Diluted – as reported	$(.02)	$.01	$(.04)
Diluted – pro forma	$(.03)	$—	$(.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2005	2004	2003

Expected dividend yield	—	—	—
Expected stock price volatility	93%	96%	87%
Risk free interest rate	4.09%	3.41%	3.35%
Expected life of options	5 years	5 years	5 years

The weighted average fair value of options granted during 2005, 2004, and 2003, was $.40, $.30, and $.11, respectively.

Earnings (Loss) Per Common Share – The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 6,093,250, 6,527,000, and 5,821,750 shares of common stock at prices ranging from $.34 to $3.50 per share were outstanding at December 31, 2005, 2004, and 2003, respectively.  No options and warrants were included in the 2005 and 2003 computation of weighted average number of shares because the effect would have been antidilutive.  The 2004 computation of weighted average number of shares included the dilutive effect of 580,000 options and warrants.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables.  In the normal course of business, the Company provides credit terms to its customers.  Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

The Company maintains its cash in bank deposit accounts and brokerage investment accounts.  At times, the bank deposits may exceed federally insured limits and the brokerage investment accounts are not insured.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits.

Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, an amendment of SFAS Statements No. 123 and 95.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual reporting period that begins after December 31, 2005.  This means that the Company will be required to implement SFAS No. 123(R) the quarter beginning January 1, 2006.  The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above.  The Company anticipates adopting the modified prospective method of SFAS No. 123(R) on January 1, 2006.  The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.  However, the Company believes the adoption of SFAS No. 123(R) may have a material effect on the Company’s financial position and results of operations.

The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The

Company anticipates adopting SFAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial position or results of operations.

Comprehensive Income (Loss) – The only component of comprehensive income (loss) in 2005, 2004 and 2003 was net income (loss).

Reclassifications – Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2:  Acquisition of EFS Solutions, Inc.

On October 3, 2005, the Company, Cimetrix Merger Corporation, a Nevada corporation and wholly owned subsidiary of the Company (“Cimetrix Merger”), EFS Solutions, Inc., a privately owned corporation (“EFS”), and the shareholders of EFS entered into an Acquisition Agreement and Agreement of Plan of Merger (the “Merger Agreement”), providing for the acquisition of 100% of the outstanding common shares of EFS by the Company, pursuant to the merger of EFS into Cimetrix Merger.  EFS provides specialty engineering services to semiconductor companies.  EFS has been integrated into the Company’s recently formed Global Services Data Management Solution Center where it is expected that this strategic acquisition will add services revenue and profitability to the Company.  Subsequent to the acquisition of EFS, Cimetrix Merger changed its name to Cimetrix Data Management Solutions, Inc.

On October 4, 2005, the Company completed the acquisition and paid approximately $1,241,000 in total consideration to the shareholders of EFS pursuant to the terms of the Merger Agreement, had transaction costs and recorded a deferred tax liability resulting from the difference in the book and tax basis of the assets acquired as follows:

Cash	$614,000
Issuance of 1,394,336 shares of common stock of the Company valued at $.45 per share	627,000
Transaction costs	66,000
Deferred tax liability	464,000

Total	$1,771,000

The following table summarizes the estimated fair values of the assets acquired at the date of the acquisition:

Accounts receivable	$454,000
Property and equipment	6,000
Intangible assets:
Customer relationships	356,000
Covenant not to compete	427,000
Goodwill	528,000

Total	$1,771,000

As a result of recording the deferred tax liability in the EFS acquisition, $464,000 of the valuation allowance recorded against the Company’s net deferred tax assets was reduced.  The Company subsequently reduced the value assigned to the goodwill recorded in the EFS acquisition by the $464,000 amount of the reduction in the valuation allowance, resulting in goodwill of $64,000 recorded in the transaction.

The results of EFS operations have been included in the consolidated financial statements of the Company since October 4, 2005.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of EFS had taken place on January 1, 2004.  The pro forma information includes adjustments to add amortization of certain acquired intangible assets, eliminate depreciation expense for property and equipment retained by the shareholders of EFS and increase other operating expenses.

	Years Ended December 31,
	2005	2004

Total net sales	$5,976,000	$5,014,000
Net loss	(145,000)	(45,000)
Loss per common share (basic and diluted)	(0.00)	(0.00)

Note 3:  Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2005	2004

Trade receivables	$1,403,000	$1,141,000
Less allowance for doubtful accounts	(114,000)	(60,000)

	$1,289,000	$1,081,000

Note 4:  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004

Software development costs	$464,000	$464,000
Equipment	430,000	383,000
Office equipment and software	430,000	374,000
Furniture and fixtures	208,000	187,000
Leasehold improvements	89,000	85,000
Automobiles	52,000	—
	1,673,000	1,493,000
Less accumulated depreciation and amortization	(1,484,000)	(1,411,000)

	$189,000	$82,000

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $73,000, $67,000 and $100,000, respectively.

Note 5:  Intangible Assets and Goodwill

Intangible assets subject to amortization consist of the following at December 31:

	2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Technology	$1,091,000	$909,000	$182,000
Customer relationships	356,000	18,000	338,000
Covenant not to compete	427,000	53,000	374,000

	$1,874,000	$980,000	$894,000

	2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Technology	$1,091,000	$862,000	$229,000

During the year ended December 31, 1999, the Company purchased all rights, title, interest, and benefit in and to the technology that is referred to as the sdiStationTM.  This technology is used in the semiconductor and electronics industries, and is being amortized on the straight-line method over ten years.  During the fourth quarter of 2003, due to decreased projected future cash flows relating to this technology, management determined that a portion of the technology was not recoverable, and accordingly recorded an impairment loss of $265,000.

The amounts for customer relationships and covenant not to compete were recorded in connection with the acquisition of EFS (Note 2).

Goodwill of $64,000 also originated in the acquisition of EFS, and is not amortized but tested periodically for impairment.

Note 6:  Accounts Payable and Accrued Expenses

Accounts payable consist of the following:

	December 31,
	2005	2004

Trade	$98,000	$90,000
Related parties	64,000	24,000

	$162,000	$114,000

Accrued expenses consist of the following:

	December 31,
	2005	2004

Accrued salaries and wages	$134,000	$162,000
Accrued vacation	104,000	65,000
Accrued payroll taxes	17,000	24,000
Accrued interest payable	14,000	42,000
Other	—	5,000

	$269,000	$298,000

Note 7:  Lease Obligations

The Company leases certain office space under noncancelable operating lease agreements.  Future minimum lease payments required under operating leases are as follows:

Year ending December 31,

2006	$177,000
2007	167,000
2008	50,000

$394,000

Rental expense for the years ended December 31, 2005, 2004 and 2003 under operating leases was $121,000, $111,000, $121,000, respectively.

Note 8:  Long-Term Debt

The Company’s long-term debt consists of the following:

Related Party Long-Term Debt:

	December 31,
	2005	2004
2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of 2005 and 8% payable semiannually on April 1, and September 30, 2006, maturing September 30, 2006, payable to officers, employees, or their affiliates	$203,000	$203,000
Less discount	(4,000)	(8,000)

Total	199,000	195,000
Less current portion	199,000	—

Long-term portion	$—	$195,000

Long-Term Debt:

	December 31,
	2005	2004

2002 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of each year, matured September 30, 2005	$10,000	$945,000

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of 2005 and 8% payable semiannually on April 1, and September 30, 2006, maturing September 30, 2006	500,000	500,000

	510,000	1,445,000
Less discount	(8,000)	(44,000)

Total	502,000	1,401,000
Less current portion	502,000	905,000

Long-term portion	$—	$496,000

During 2002, in accordance with a Private Placement Memorandum, the Company issued $1,503,000 of 12% unsecured Senior Notes (“2002 Senior Notes”) with interest payable semiannually on April 1 and October 1 of each year, and the principal maturing on September 30, 2005.  Of the 2002 Senior Notes issued, $755,000 was converted from Senior Notes issued in 1997 (“1997 Senior Notes”), $353,000 was converted from Senior Notes issued in 2001 (“2001 Senior Notes”) and $395,000 was attributed to new Senior Notes issued for cash.  In addition, in connection with the settlement of litigation, the Company issued an additional $120,000 of 2002 Senior Notes.

The purchasers of the 2002 Senior Notes also received, for no additional consideration, one common stock purchase warrant (2002 Warrant) for each $1,000 principal amount of 2002 Senior Notes purchased.  Each 2002 Warrant entitles the holder to purchase 500 shares of the Company’s common stock for $.35 per share.  The 2002 Warrants are exercisable any time before September 30, 2005 (September 30, 2006 for those holders who elected to extend the due date of the Senior Notes to September 30, 2006 as discussed below), as a whole, in part, or increments, but only if the shares of common stock issuable upon exercise of the 2002 Warrants are registered with the Securities and Exchange Commission pursuant to a current and effective registration statement and qualified for sale under the securities laws of the various states where the 2002 Warrant holders resided.  The exercise price of the 2002 Warrants is payable at the holder’s option, either in cash or by the surrender of 2002 Senior Notes at their face amount plus accrued interest.  The 2002 Warrants can be transfered separately from the 2002 Senior Notes.

In February 2004, the Company paid the holder of $482,000 1997 Senior Notes $241,000 cash and exchanged $241,000 of the 1997 Senior Notes for new 2002 Senior Notes.  The Company issued 241 warrants in connection with the rollover of the 1997 Senior Notes to 2002 Senior Notes.  Each warrant entitles the holder to purchase 500 shares of the Company’s common stock on or before September 30, 2005 at $.35 per share.  The fair value of these warrants was estimated by the Company at $26,000, using the Black-Scholes pricing model with the following assumptions:

Expected dividend yield	$—
Expected stock price volatility	96%
Risk-free interest rate	1.75%
Expected life of warrants	1.66 years

The value of the warrants was recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital.  This additional discount has been accreted and recognized as interest expense over the remaining life of the related Senior Notes.  The holder of these Senior Notes and warrants elected early redemption under option 1 of the Exchange Offer described above and surrendered these warrants to the Company in August 2005.

During 2004, the Company paid cash to retire the remaining $500,000 of 1997 Senior Notes and $11,000 of 2001 Senior Notes.

In September 2004, the Company completed an exchange offer with the holders of outstanding Senior Notes, offering three options:  1) surrender existing Senior Notes and related warrants for early retirement of the Senior Notes at 90% of the principal amount of the Senior Notes on October 1, 2004;

2) extend the due date of the Senior Notes and expiration date of related warrants from September 30, 2005 to September 30, 2006, with the interest rate on the Senior Notes reduced from 12% to 8% during the last year;  and 3) elect to hold the existing Senior Notes and related warrants with no change in terms.  Holders of $508,000 of 2002 Senior Notes elected option 1, holders of $703,000 of 2002 Senior Notes elected option 2 and holders of $704,000 of 2002 Senior Notes elected option 3.

Of the holders of Senior Notes electing early retirement under option 1, holders of $267,000 of Senior Notes were repaid by the Company on October 1, 2004.  In accordance with the terms of the exchange offer, these holders surrendered to the Company warrants to purchase 128,500 common shares of the Company.  The Company recorded a gain on early extinguishment of debt of $22,000 in September 2004, net of unamortized discount related to warrants of $5,000 with respect to these Senior Notes.

The holder of $241,000 of Senior Notes electing early retirement under option 1in October 2004 obtained final court approval of its decision and the Company retired this debt in August 2005.  The holder of the Senior Notes surrendered to the Company warrants to purchase 120,500 common shares of the Company.  The Company recorded a gain on early extinguishment of debt of $8,000 in August 2005, net of unamortized discount related to warrants of $16,000 with respect to these Senior Notes.

In connection with the extension of the due date of $703,000 of Senior Notes and the expiration date of related warrants to September 30, 2006 under option 2, an additional value attributed to the warrants was estimated by the Company at $20,000 using the Black-Scholes pricing model with the following assumptions:

Expected dividend yield	$—
Expected stock price volatility	96%
Risk-free interest rate	2.60%
Expected life of warrants	2.0 years

The value of the warrants was recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid in capital in September 2004.  This additional discount is being accreted and recognized as interest expense over the remaining life of the related Senior Notes.

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

Warrants to purchase 7,500 commons shares of the Company expired on September 30, 2005.

At December 31, 2005, warrants to purchase 341,750 common shares of the Company at $0.35 per share at any time prior to September 30, 2006 were outstanding.

Note 9:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31
	2005	2004	2003

Income tax benefit (provision) at statutory rate	$240,000	$(62,000)	$348,000
Meals and entertainment	(5,000)	(5,000)	(9,000)
Research and development credit	348,000	—	—
Other	18,000	(1,000)	(13,000)
Change in valuation allowance	(601,000)	68,000	(326,000)

	$—	$—	$—

Deferred tax assets (liabilities) are comprised of the following:

	December 31
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$8,760,000	$7,795,000
Asset impairment	1,844,000	1,908,000
Depreciation and amortization	178,000	349,000
Allowance for doubtful accounts	42,000	22,000
Accrued vacation and bonus	39,000	24,000
Deferred income	151,000	204,000
Inventory reserve	49,000	49,000
Capital loss carryover	9,000	108,000
Research and development credits	718,000	338,000
	11,790,000	10,797,000
Less valuation allowance	(11,397,000)	(10,797,000)
Net deferred tax assets	393,000	—

Deferred tax liabilities:
Accounts receivable	(127,000)	—
Intangible assets	(266,000)	—
	(393,000)	—

Net deferred taxes	$—	$—

At December 31, 2005, the Company has a net operating loss carryforward available to offset future taxable income of approximately $23,000,000, which will begin to expire in 2006.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

Note 10:  Impairment Loss

During the fourth quarter 2003, due to decreased projected future cash flows relating to the sdiStationTMtechnology, management determined that a significant portion of the technology was not recoverable, and accordingly has recorded an impairment loss of $265,000 (see Note 5).

During 2003, the Company recorded an impairment of a significant portion of its inventory due to decreases in sales of these products.  Of the total impairment of $78,000, $48,000 was recorded as impairment expense and $30,000 was recorded as research and development costs as the unsalable inventory was used in the Company’s research and development activities.

Note 11:  Supplemental Cash Flow Information

During the year ended December 31, 2005:

•                  The Company increased other assets and decreased prepaid assets and other current assets by $20,000.

•                  The Company acquired property and equipment through accounts payable of $30,000.

•                  In the EFS acquisition (See Note 2) the Company issued shares of its common stock valued at $627,000, paid cash and transaction costs of $665,000, had accounts payable of $15,000 for transaction costs at December 31, 2005, and recorded a deferred tax liability of $464,000 to purchase accounts receivable of $454,000, property and equipment of $6,000, intangible assets of $783,000 and goodwill of $528,000.

•                  The Company decreased the valuation allowance recorded against deferred tax assets and decreased goodwill by $464,000.

During the year ended December 31, 2004:

•                  The Company purchased and cancelled 219,375 shares of common stock valued at $77,000 through a reduction of accounts receivable.

•                  The Company recorded a discount for warrants attached to senior notes in the amount of $46,000.

•                  The Company recorded deferred compensation as a reduction of additional paid-in capital for warrants in the amount of $19,000.

•                  The Company wrote off accounts receivable of $21,000 against the allowance for doubtful accounts.

During the year ended December 31, 2003:

•                  The Company issued 1,474,911 shares of common stock as payment of notes payable and accrued interest of $517,000.

•                  The Company purchased and cancelled 26,786 shares of redeemable common stock valued at $75,000 by paying $41,000 of cash. The remaining $34,000 was recorded as additional paid-in capital.

	Years Ended December 31
	2005	2004	2003

Cash paid for interest	$169,000	$222,000	$288,000

Cash paid for income taxes	$—	$—	$3,000

Note 12:  Major Customers

During 2005 and 2003, no customer accounted for 10% or more of the Company’s total sales.  During 2004, one customer accounted for $489,000, or 11%, of the Company’s total sales.

Export sales to unaffiliated customers were approximately $1,772,000, $2,044,000, and $1,160,000 in 2005, 2004 and 2003, respectively.

Export sales to countries which exceeded 10% of net sales were as follows:

	Years Ended December 31
	2005	2004	2003

Germany	6%	11%	7%
Switzerland	4%	12%	9%

Note 13:  Stock Options and Warrants

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

The Company has a stock option plan (Directors Option Plan), which allows a maximum of 1,250,000 shares of common stock to be granted at prices not less than the fair market value at the date of grant.  Under the Directors Option Plan, directors will receive options to purchase 50,000 shares of common stock annually, or amounts as determined by the Board of Directors, on each anniversary date during the term of this plan.

Information regarding stock options and warrants is summarized below:

	Number of Options and Warrants	Weighted Average Exercise Price

Outstanding at January 1, 2003	4,754,750	$1.26
Granted	1,380,500.35
Exercised	—	—
Expired / forfeited	(313,500)	1.46

Outstanding at December 31, 2003	5,821,750	1.03
Granted	2,014,750.42
Exercised	(38,125)	.35
Expired / forfeited	(1,271,375)	.99

Outstanding at December 31, 2004	6,527,000.85
Granted	698,500.55
Exercised	(599,250)	.35
Expired / forfeited	(533,000)	2.39

Outstanding at December 31, 2005	6,093,250	$.73

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At December 31, 2005	Weighted Average Exercise Price

$.34 - $.35	2,302,750	2.21	$.35	1,391,125	$.35
$.36 - $.75	1,650,000	3.78	$.51	575,000	$.48
$1.00	1,750,000	1.03	$1.00	1,750,000	$1.00
$2.50 - $3.50	390,500	1.12	$2.75	390,500	$2.75

Note 14:  Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code.  The plan provides retirement benefits for employees meeting minimum age and service requirements.  Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

The Company will match 50% of the employees’ contribution up to a maximum of 2% of the employees’ annual pay.  Participants vest in the employers’ contribution over a five-year period.  For the years ended December 31, 2005, 2004 and 2003, the Company contributed approximately $42,000, $31,000, and $31,000, respectively, to the plan.

Note 15:  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, and notes payable.  The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

Note 16:  Commitments and Contingencies

Product Warranties

The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products.  The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship.  If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer.  As of December 31, 2005, 2004, and 2003, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material.  Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Note 17:  Related Party Transactions

During the year ended December 31, 2005, the Company had net sales totaling $361,000 to two customers that are also stockholders of the Company.  The Company had accounts receivable from these two customers totaling $29,000 at December 31, 2005.

During the years ended December 31, 2004 and 2003, the Company had net sales of $210,000 and $40,000, respectively, to a corporation that is a stockholder of the Company.  The Company had accounts receivable from this corporation of $37,000 and $146,000 at December 31, 2004 and 2003, respectively.

During the year ended December 31, 2003, the Company had net sales of $6,000 to an entity in which the Company had an investment.  The investment in this entity was written off in 2001.

As of December 31, 2005 and 2004, the Company had Senior Notes payable of $203,000 to holders who were officers, employees or their affiliates.  During the years ended December 31, 2005, 2004 and 2003, the Company paid interest expense of $24,000, $24,000 and $30,000, respectively, to these related parties.

During the years ended December 31, 2005 and 2003, the Company paid services of $18,000 and $67,000, respectively, to companies owned by members of the Company’s board of directors.