Form 10-Q
period 2006-03-31
CIMETRIX INC
filed 2006-05-15
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s common stock as of May 12, 2006:

Common stock, par value $.0001 – 31,927,432 shares

CIMETRIX INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$645,000	$778,000
Accounts receivable, net	1,342,000	1,289,000
Prepaid expenses and other current assets	41,000	61,000

Total current assets	2,028,000	2,128,000

Property and equipment, net	178,000	189,000
Intangible assets, net	811,000	894,000
Goodwill	64,000	64,000
Other assets	28,000	20,000

	$3,109,000	$3,295,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$226,000	$162,000
Accrued expenses	176,000	269,000
Deferred revenue	412,000	405,000
Current portion of related party long-term debt	200,000	199,000
Current portion of long-term debt	505,000	502,000

Total current liabilities	1,519,000	1,537,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	31,497,000	31,440,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(29,861,000)	(29,636,000)

Total stockholders’ equity	1,590,000	1,758,000

	$3,109,000	$3,295,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Sales:
Software	$550,000	$685,000
Services and support	835,000	364,000
Related party software	36,000	94,000
Related party services and support	47,000	10,000

Total net sales	1,468,000	1,153,000

Operating costs and expenses:
Cost of sales	441,000	107,000
General and administrative	536,000	372,000
Selling, marketing and customer support	403,000	426,000
Research and development	306,000	310,000

Total operating costs and expenses	1,686,000	1,215,000

Loss from operations	(218,000)	(62,000)

Other income (expense):
Interest and other income	11,000	12,000
Interest expense	(18,000)	(49,000)

Total other expense	(7,000)	(37,000)

Loss before income taxes	(225,000)	(99,000)

Provision for income taxes	—	—

Net loss	$(225,000)	$(99,000)

Loss per common share:
Basic	$(0.01)	$—
Diluted	$(0.01)	$—

Weighted average number of shares outstanding:
Basic	31,927,000	29,292,000
Diluted	31,927,000	29,292,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(225,000)	$(99,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,000	34,000
Stock-based compensation	57,000	—
Interest expense from bond discount	4,000	7,000
(Increase) decrease in:
Accounts receivable	(53,000)	(180,000)
Prepaid expenses and other current assets	20,000	26,000
Other assets	(8,000)	—
Increase (decrease) in:
Accounts payable	57,000	145,000
Accrued expenses	(93,000)	(39,000)
Deferred revenue	7,000	39,000

Net cash used in operating activities	(126,000)	(67,000)

Cash flows from investing activities — purchase of property and equipment	(7,000)	(81,000)

Cash flows from financing activities – proceeds from the sale of common stock	—	2,000,000

Net increase (decrease) in cash and cash equivalents	(133,000)	1,852,000
Cash and cash equivalents, beginning of period	778,000	868,000

Cash and cash equivalents, end of period	$645,000	$2,720,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

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

Basis of Presentation  — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.   All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company for the three-month periods ended March 31, 2006 and March 31, 2005 is unaudited, and the balance sheet as of December 31, 2005 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 – STOCK-BASED COMPENSATION

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based compensation expense had been reflected in the Company’s consolidated statements of operations as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share Based Payments.  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and to recognize the compensation expense over the requisite service period for the awards expected to vest.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months ended March 31, 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three months ended March 31, 2005 have not been restated.

The stock-based compensation expense for the three months ended March 31, 2006 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense as follows:

Cost of sales	$2,000
General and administrative	29,000
Selling, marketing and customer support	11,000
Research and development	15,000

Total stock-based compensation expense realized and increase in net loss	$57,000

Impact on basic loss per common share	$—

Impact on diluted loss per common share	$—

There was no stock compensation expense capitalized during the three months ended March 31, 2006.

During the three months ended March 31, 2006, employee options to purchase 1,000 shares of the Company’s common stock were issued with an exercise price of $0.42 per share.  The following table summarizes the stock option activity during the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,551,500	$0.77
Granted	1,000	0.42
Exercised	—	—
Forfeited	(52,500)	3.00

Outstanding at March 31, 2006	5,500,000	0.75	2.37	$82,000

Options vested and exercisable at March 31, 2006	4,014,250	0.86	1.92	58,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.39 as of March 31, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2006, the total future compensation cost related to non-vested options not yet recognized in the statement of operations was $425,000 and the weighted average period over which these awards are expected to be recognized was 3.61 years.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123 (R).  The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006:

Net loss as reported	$(99,000)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(80,000)

Pro forma net loss	$(179,000)

Loss per share:
Basic – as reported	$—
Basic – pro forma	$(0.01)

Diluted – as reported	$—
Diluted – pro forma	$(0.01)

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2006	2005

Weighted average number of common shares outstanding	31,927,000	29,292,000
Dilutive effect of:
Stock options	—	—
Warrants	—	—
Weighted average number of common shares outstanding, assuming dilution	31,927,000	29,292,000

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive.  At March 31, 2006, the Company had outstanding options and warrants to purchase a total of 6,041,750 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 4 – DEBT

The Company’s debt, all short-term, consisted of the following:

Related Party:

	March 31, 2006	December 31, 2005

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of 2005 and 8% payable semiannually on April 1, and September 30, 2006, maturing September 30, 2006, payable to officers, employees, or their affiliates	$203,000	$203,000
Less discount	(3,000)	(4,000)

Total	$200,000	$199,000

Other:

	March 31, 2006	December 31, 2005

2002 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of each year, matured September 30, 2005	$10,000	$10,000

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of 2005 and 8% payable semiannually on April 1, and September 30, 2006, maturing September 30, 2006	500,000	500,000

	510,000	510,000
Less discount	(5,000)	(8,000)

Total	$505,000	$502,000

At March 31, 2006, warrants to purchase 341,750 shares at $0.35 per share, issued in connection with the Senior Notes Payable, were outstanding and will expire September 30, 2006.

NOTE 5 – STOCKHOLDERS’ EQUITY

In January 2005, the Company sold 2,500,000 shares of its common stock in a private placement to two business entities at a price of $0.80 per share, for total proceeds of $2,000,000.  No commissions or payments were made to underwriters or agents out of the proceeds.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 and 2005, the Company had net sales totaling $83,000 and $104,000, respectively, to two customers that are also shareholders of the Company.

NOTE 7 – MAJOR CUSTOMERS

During the three months ended March 31, 2006, one customer accounted for 16% of the Company’s total sales.  During the three months ended March 31, 2005, one customer accounted for 13% of the Company’s total sales.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented in accordance with the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The Company adopted SFAS No. 154 on January 1, 2006, and the adoption of this new accounting pronouncement did not result in a material impact on the Company’s financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2006 and 2005, and the Company’s financial position at March 31, 2006.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements.  Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes” and “anticipates” or words of similar import.  Examples of forward-looking statements include:  (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business.  Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources” and “Factors Affecting Future Results.”

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of original equipment manufacturers (OEMs) in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services that provide solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.  During 2005, Cimetrix took steps to expand its software products and professional services to meet the needs of integrated device makers, which is a natural extension of the Company’s available market.  For a detailed discussion of the Company’s products, markets, notable achievements during 2005 and other Company information, refer to Item 1, “Business” of the Company’s report on form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with U. S. generally accepted accounting principles.  The following accounting policies significantly affect the way the financial statements are prepared.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $57,000 on a straight-line basis for the three months ended March 31, 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three months ended March 31, 2005 have not been restated.

The stock-based compensation expense for the three months ended March 31, 2006 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  There was no stock compensation expense capitalized during the three months ended March 31, 2006.  On the date of adoption of SFAS No. 123(R), there were 5,551,500 outstanding employee and director stock options, of which, 3,564,875 options were fully vested.  During the three months ended March 31, 2006, employee options to purchase 1,000 shares of the Company’s common stock were issued with an exercise price of $0.42 per share.

Allowance for Doubtful Accounts

The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $114,000 as of March 31, 2006.

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

Deferred Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At March 31, 2006, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,397,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to net sales derived from the Company’s Consolidated Condensed Statements of Operations.

Three Months Ended March 31,	2006	2005

Net sales	100%	100%

Costs and expenses:
Cost of sales	30	9
General and administrative	37	32
Selling, marketing and customer support	27	37
Research and development	21	27

Total costs and expenses	115	105

Loss from operations	(15)	(5)
Interest expense, net of income	—	(3)

Net loss	(15)%	(8)%

The Company reported a net loss of $225,000 for the three months ended March 31, 2006 compared to a net loss of $99,000 for the three months ended March 31, 2005.  The net loss for the three months ended March 31, 2006 includes non-cash expense of $57,000 related to the implementation of SFAS 123(R) at January 1, 2006.  This standard required the Company to expense the fair value of stock options issued to employees.  There was also a significant increase in depreciation and amortization expense as a result of the acquisition of EFS Solutions, Inc.  In addition, fees paid by the Company to outside professionals increased during the quarter ended March 31, 2006, compared to the prior year period.

During 2005, the Company made important changes to its organization to foster continued growth.  The Company formed a new Global Services group and added additional personnel to focus on providing complementary professional services to its OEM customer base through a new OEM Solutions Center, while continuing to provide customer support.  Salary and other expenses of the Global Services group directly related to client professional services, including customer service projects, are allocated to cost of sales.  In addition, in October 2005, the Company completed the acquisition of EFS Solutions, Inc., a company providing specialty engineering services to semiconductor companies, and formed a new Data Management Solutions Center.  Through this acquisition, the Company added additional employees to the Global Services group.  Services and support sales, as a percentage of total sales, have increased significantly in the first three months of 2006 as compared to the first three months of 2005 due to a moderate increase in revenue from customer support contracts, a significant increase in services revenue from the OEM Solutions Center and the incremental increase in services revenue from the new Data Management Solutions Center.

The Company also formed a dedicated Research and Development department in 2005.  Certain of the R&D engineers previously spent portions of their time on both customer support issues and customer service projects, but currently are fully dedicated to R&D projects, with all salary and related expenses included in research and development expense.

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Sales

The following table summarizes net sales (including related party sales) by category and as a percent of total net sales:

Three Months Ended March 31,	2006		2005

Software	$586,000	40%	$779,000	68%
Services and support	882,000	60%	374,000	32%

Total net sales	$1,468,000		$1,153,000

Net sales increased by $315,000, or 27%, to $1,468,000, for the three months ended March 31, 2006, from $1,153,000 for the three months ended March 31, 2005. The increase in net sales for the three months ended March 31, 2006 was primarily due to an increase in services and support revenue, partially offset by a decrease in software license revenue.  As discussed above, the increase in services and support revenue in the current year compared to last year can be attributed to the positive results realized from the investment in the Global Services group and the additional revenues generated by the new Data Management Solution Center.  The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of Software Development Kits (SDK’s) to new customers.  There is increased competitive price pressure for the Company’s 300mm OEM Connectivity SDK and the potential market is limited.  The Company achieved two significant sales of its CIMPortal Equipment SDK to two new “top tier” semiconductor equipment suppliers.  The Company’s runtime revenue associated with machine shipments from its OEM customer base increased 18% year-over-year, which management believes has a correlation to the global semiconductor and electronics capital equipment markets.  The Company’s largest market is currently the global semiconductor capital equipment market, which according to SEMI declined 11% in 2005.

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

The Company experienced limited sales growth in 2005 compared to 2004, but this was achieved in spite of a decrease of 11% in semiconductor capital equipment spending during 2005.  The Company counteracted the downturn in capital equipment spending by seeking increased revenue from three key initiatives, (i) CIMPortal product sales resulting from industry adoption of the new SEMI Interface A standard, (ii) complementary professional services for OEM and end user customers, and (iii) growing the worldwide customer base with initiatives in the Japanese and Asian markets.

New SEMI standards were approved in late 2004, including the new Interface A standard, which enables semiconductor companies to have a second network connection to semiconductor manufacturing equipment offering access to additional data generated during the manufacturing process.  This new standard opens up new market opportunities for the Company with its CIMPortal product line.  The Company believes that the critical need for data will result in the new Interface A standard becoming a requirement on all 300mm equipment over the next several years.  While the Company cannot control the rate of industry adoption of this new standard, the Company has invested heavily in its CIMPortal product line in order to be ready for the “early adopter” customers that wanted to be leaders in offering Interface A.  Integrated device makers were slower to demand Interface A from their OEM customers than forecast at the beginning of 2005.  This resulted in less opportunities for Cimetrix and lower than anticipated software sales.  However, the Company made the most of the available opportunities and several new top tier OEM customers select CIMPortal after rigorous competitive evaluations.  The Company believes that it has a technically superior CIMPortal product and received purchase orders from two new “top tier” semiconductor OEM customers during the first three months of 2006.

While the Company’s focus over the past several years has been on the sale of software products, as previously mentioned, the Company began an initiative in 2005 to provide more comprehensive professional services to its OEM customers that want a full, single-source solution provider capable of being their worldwide “outsource partner” for Factory Automation (FA) connectivity.  As a result of this initiative, the Company did experience continued growth in services and support revenues during 2005 and during the first three months of 2006.  As previously discussed, the Company formed a new Global Services group and established an OEM Solution Center focused on meeting the professional services needs of its OEM customers and a Data Management Solution Center, with the intention of proactively marketing its capabilities to provide data management solutions to integrated device maker end user customers.  The Company is beginning to see the results of these initiatives with a significant increase in professional services revenue, but we believe there are more opportunities for growth.

While the Company cannot predict market or economic conditions for subsequent years, it believes that it has added sufficient new customers to achieve critical mass and, with the expansion of its Global Services group, is positioned for future worldwide sales growth.

Cost of Sales

The Company’s cost of sales as a percentage of net sales for the three months ended March 31, 2006 and 2005 was 30% and 9%, respectively.  Cost of sales increased $334,000, or 312%, to $441,000 for 2006, from $107,000 for 2005.  This increase was due to the increased percentage of total sales attributed to services and support revenue in the current year, which revenue has higher labor and other costs of sales than software revenue.  In addition, the expansion of the Global Services group resulted in more costs charged to cost of sales in the first three months of 2006 compared to the first three months of 2005.  Cost of sales as a percentage of net sales will vary from year to year depending on the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

General and Administrative

General and administrative expenses increased $164,000, or 44%, to $536,000 in the first three months of 2006, from $372,000 in the first three months of 2005.  These increases resulted primarily from the increase in amortization costs associated with the acquisition of EFS in October 2005, an increase in professional fees mainly due to increased fees from our independent auditors, and stock-based compensation expense reported for the first time by the Company in 2006.

General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  These costs also include all indirect costs such as depreciation of fixed assets and amortization of intangible assets.  The increase in general and administrative expenses is mainly due to depreciation and amortization expense for the first three months of 2006 increasing $74,000, or 217%, to $108,000, from $34,000 in the first three months of 2005, primarily due to the amortization of intangible assets resulting from the EFS acquisition.

Selling, Marketing and Customer Support

Selling, marketing and customer support expenses decreased $23,000, or 5%, to $403,000 in the first three months of 2006, from $426,000 in 2005.  The decrease in selling, marketing and customer support expenses in the current year is due primarily to the commitment of significant resources in March 2005 to hold a seminar in Japan to further the sales and marketing efforts in that key market.

Selling, marketing and customer support expenses reflect the direct payroll and related travel expenses of the Company’s sales, marketing and customer support staff, the development of product brochures and marketing materials, press releases, and the costs related to the Company’s representation at industry trade shows.  Selling, marketing and customer support expenses in also include the salary and other expenses of the Global Services group related to sales and marketing efforts for those services.

Research and Development

Research and development expenses remained constant during the first three months of 2006 compared to the first three months of 2005, decreasing $4,000, or 1%, to $306,000 in 2006, from $310,000 in 2005.  The Company has committed to invest significant research and development resources for its new CIMPortal product family, as well as pursue other new product opportunities.  As discussed above, a separate research and development department was formed in 2005, with all salary and other expenses of the department fully charged to research and development expenses.

Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed above.

Other Income (Expenses)

Interest and other income for the three months ended March 31, 2006 decreased by $1,000 to $11,000 from $12,000 for the three months ended March 31, 2005.  The decrease resulted from reduced interest income due to lower levels of cash reserves in the current year, offset by the Company earning a higher rate of return on its cash reserves during the three months ended March 31, 2006 compared to the same period last year.

Interest expense decreased $31,000, or 63%, to $18,000 for the three months ended March 31, 2006, compared to $49,000 for the comparable period in 2005.  This decrease was attributable to a reduction in the outstanding principal balance of the Company’s Senior Notes.

Liquidity and Capital Resources

At March 31, 2006, the Company had current assets of $2,028,000, including cash and cash equivalents of $645,000, and current liabilities of $1,519,000, resulting in working capital of $509,000, compared to working capital of $591,000 at December 31, 2005.  The decrease in working capital at March 31, 2006 is primarily attributed to the net cash used in operating activities during the three months ended March 31, 2006 of $126,000.  Excluding deferred revenue of $412,000 at March 31, 2006, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company had current assets exceeding current liabilities in excess of $900,000.

As of March 31, 2006, the Company had $713,000 of Senior Notes outstanding due to related parties and others, $705,000 net of discount, all reported as a current liability and comprised of the following:

12% Senior Notes due September 30, 2005	$10,000
8% Senior Notes due September 30, 2006	703,000
Senior Note discount	(8,000)
Senior Note Debt at March 31, 2006	$705,000

The Senior Notes of $10,000 due September 30, 2005 remained unpaid at March 31, 2006 pending receipt of documentation from the note holder.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2006, the Company had an accumulated deficit of $29,861,000, but had total stockholders’ equity of $1,590,000.  During the first three months of 2006, the Company reported a net loss of $225,000 and net cash used in operating activities of $126,000, as investments were made in services and research and development as discussed above.  In addition, the Company incurred significant non-cash expenses during this period, including $108,000 of depreciation and amortization, much of which resulted from the amortization of intangible assets recorded in the EFS Solutions acquisition, and $57,000 of stock-based compensation as a result of adopting SFAS 123(R) on January 1, 2006. Management believes that continued increases in sales, improvements in operations, together with the working capital position of the Company, will be sufficient to fund planned operations through 2006.  However, there can be no assurance that operations and operating cash flows will improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

Net cash used in operating activities for the three months ended March 31, 2006 was $126,000 compared to net cash used in operating activities of $67,000 for the same period in 2005.  The increase in net cash used by operating activities in the current period resulted primarily from the increase in operating expenses discussed above, offset by the increase in sales.

Net cash used in investing activities for the three months ended March 31, 2006 and March 31, 2005 was $7,000 and $81,000, respectively, to purchase property and equipment.

There was no cash used in or provided by financing activities for the three months ended March 31, 2006.  Net cash provided by financing activities for the three months ended March 31, 2005 was $2,000,000 from the sale of common stock.

The Company has not been adversely affected by inflation.  However, there are potential economic risks inherent in foreign trade.  Sales to foreign customers were $594,000 during the three months ended March 31, 2006, representing 40% of the Company’s net sales, compared to $470,000, or 41%, of net sales in 2005.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of its current level of business for the next twelve months, including payment of the Senior Notes in September 2006.

Factors Affecting Future Results

Total net sales for the first three months of 2006 increased 27% compared to the first three months of 2005.  However, software license revenues decreased 25% during this period compared to the same period last year.  Over the three years prior to 2003, the economic slowdown in the semiconductor industry led to significant delays in the placement of orders by the Company’s OEM customers.  As the end-user customers cut back on capital equipment expenditures, the Company’s OEM customers also cut back on their orders for the Company’s software products.  In late 2003 and continuing through 2004, the semiconductor and electronics assembly industries, the primary markets the Company serves, began an economic recovery with corresponding increases in capital equipment expenditures.  During 2005, the semiconductor capital equipment industry declined 11%.  In general, changes in capital equipment expenditures for the semiconductor and electronics assembly industries should correlate to corresponding changes in software license revenue for the Company.  However, the Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  In addition, management believes the formation of its new Data Management Solution Center will add significant services revenue if the Company is able to continue to serve the prior EFS customers and leverage the Company’s expertise in Interface A to sell products and services directly to end user customers.  Management believes that its expanded customer base will enable the Company to increase its revenues year-over-year for fiscal 2006, while industry analysts predict a flat to slightly up market in capital equipment spending for the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.  It is management’s objective to achieve a profitable level of operations for fiscal year 2006; however, this will be dependent on how fast revenues can be obtained from the respective growth initiatives.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of the Company’s cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments.  The Company does not utilize derivative instruments to offset the exposure to interest rate fluctuations.  Significant changes in interest rates may have a material impact on the Company’s investment income, but not on the Company’s consolidated results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Based on their evaluations as of March 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that, as of the end of such period, the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2006 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 1A.  RISK FACTORS

During the quarter ended March 31, 2006, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 15, 2006

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: May 15, 2006

	By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)