Form 10-Q
period 2006-06-30
CIMETRIX INC
filed 2006-08-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 14, 2006:

Common stock, par value $.0001 – 31,927,432 shares

CIMETRIX INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$842,000	$778,000
Accounts receivable, net	991,000	1,289,000
Inventories	13,000	—
Prepaid expenses and other current assets	22,000	61,000

Total current assets	1,868,000	2,128,000

Property and equipment, net	159,000	189,000
Intangible assets, net	728,000	894,000
Goodwill	64,000	64,000
Other assets	28,000	20,000

	$2,847,000	$3,295,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$182,000	$162,000
Accrued expenses	202,000	269,000
Deferred revenue	415,000	405,000
Current portion of related party long-term debt	20,000	199,000
Current portion of long-term debt	220,000	502,000

Total current liabilities	1,039,000	1,537,000

Related party long-term debt, net of current portion	162,000	—
Long-term debt, net of current portion	307,000	—

Total liabilities	1,508,000	1,537,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	31,574,000	31,440,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(30,189,000)	(29,636,000)

Total stockholders’ equity	1,339,000	1,758,000

	$2,847,000	$3,295,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
New software licenses	$683,000	$667,000	$1,270,000	$1,445,000
Software license updates and product support	255,000	260,000	542,000	511,000
Total software revenues	938,000	927,000	1,812,000	1,956,000
Professional services	396,000	218,000	990,000	342,000

Total revenues	1,334,000	1,145,000	2,802,000	2,298,000

Operating costs and expenses:
Cost of revenues	560,000	281,000	1,123,000	514,000
Sales and marketing	303,000	276,000	583,000	576,000
Research and development	247,000	276,000	553,000	586,000
General and administrative	434,000	283,000	862,000	624,000
Depreciation and amortization	107,000	31,000	216,000	62,000

Total operating costs and expenses	1,651,000	1,147,000	3,337,000	2,362,000

Loss from operations	(317,000)	(2,000)	(535,000)	(64,000)

Other income (expense):
Interest and other income	7,000	15,000	18,000	27,000
Interest expense	(18,000)	(49,000)	(36,000)	(98,000)

Total other expense	(11,000)	(34,000)	(18,000)	(71,000)

Loss before income taxes	(328,000)	(36,000)	(553,000)	(135,000)

Provision for income taxes	—	—	—	—

Net loss	$(328,000)	$(36,000)	$(553,000)	$(135,000)

Loss per common share:
Basic	$(0.01)	$0.00	$(0.02)	$0.00
Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of shares outstanding:
Basic	31,927,000	30,319,000	31,927,000	29,808,000
Diluted	31,927,000	30,319,000	31,927,000	29,808,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(553,000)	$(135,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	216,000	62,000
Stock-based compensation	150,000	—
Interest expense from bond discount	8,000	13,000
Other non-cash expenses	—	2,000
Decrease in allowance for doubtful accounts	(7,000)	(4,000)
(Increase) decrease in:
Accounts receivable	305,000	98,000
Inventories	(13,000)	—
Prepaid expenses and other current assets	39,000	31,000
Other assets	(8,000)	—
Increase (decrease) in:
Accounts payable	16,000	(13,000)
Accrued expenses	(83,000)	(16,000)
Deferred revenue	10,000	(1,000)

Net cash provided by operating activities	80,000	37,000

Cash flows from investing activities – purchase of property and equipment	(16,000)	(86,000)

Cash flows from financing activities – proceeds from the sale of common stock	—	2,000,000

Net increase in cash and cash equivalents	64,000	1,951,000
Cash and cash equivalents, beginning of period	778,000	868,000

Cash and cash equivalents, end of period	$842,000	$2,819,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (“Cimetrix” or the “Company”) are primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems, and semiconductor connectivity products that connect new semiconductor tools to each other and to host systems.

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.   All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 is unaudited, and the balance sheet as of December 31, 2005 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications – Certain amounts in the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2005 have been reclassified to conform to the presentation used in the three-month and six-month periods ended June 30, 2006.    In particular, in the quarter ended June 30, 2006, the Company has reclassified certain of its revenues and operating costs from categories previously used in its consolidated statements of operations to new categories that the Company believes are more consistent with industry practice.

The following tables summarize the amounts in the consolidated statements of operations as previously reported and as reclassified:

As Previously Reported:	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Sales:
Software	$666,000	$1,445,000
Services and support	479,000	853,000

Total net sales	1,145,000	2,298,000

Costs and expenses:
Cost of sales	132,000	239,000
General and administrative	314,000	686,000
Selling, marketing and customer support	425,000	851,000
Research and development	276,000	586,000

Total costs and expenses	1,147,000	2,362,000

Loss from operations	$(2,000)	$(64,000)

As Reclassified:	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Revenues:
New software licenses	$667,000	$1,445,000
Software license updates and product support	260,000	511,000
Total software revenues	927,000	1,956,000
Professional services	218,000	342,000

Total revenues	1,145,000	2,298,000

Operating costs and expenses:
Cost of revenues	281,000	514,000
Sales and marketing	276,000	576,000
Research and development	276,000	586,000
General and administrative	283,000	624,000
Depreciation and amortization	31,000	62,000

Total operating costs and expenses	1,147,000	2,362,000

Loss from operations	$(2,000)	$(64,000)

The reclassifications did not change total revenues or total operating costs and expenses, but only individual categories within these sections of the consolidated statements of operations.  The reclassifications did not have an impact on net loss or loss per common share.

NOTE 2 – STOCK-BASED COMPENSATION

In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”).  In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock unit and equity-based performance awards.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months and six months ended June 30, 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three months and six months ended June 30, 2005 have not been restated.

The stock-based compensation expense for the three months and six months ended June 30, 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Cost of revenues	$4,000	$7,000
Sales and marketing	9,000	20,000
Research and development	13,000	27,000
General and administrative	67,000	96,000

Total stock-based compensation expense realized and increase in net loss	$93,000	$150,000

Impact on basic loss per common share	$0.00	$0.00

Impact on diluted loss per common share	$0.00	$0.00

There was no stock compensation expense capitalized during the three months and six months ended June 30, 2006.

During the six months ended June 30, 2006, options to purchase 513,500 shares of the Company’s common stock were issued to the Company’s employees and directors, with exercise prices ranging from $0.42 to $0.57 per share.  The following table summarizes the stock option activity during the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,551,500	$0.77
Granted	513,500	0.49
Exercised	—	—
Forfeited	(396,500)	1.91

Outstanding at June 30, 2006	5,668,500	0.67	2.36	$331,000

Options vested and exercisable at June 30, 2006	3,841,500	0.76	1.54	224,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.50 as of June 30, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

During the quarter ended June 30, 2006, the Company entered into employment agreements with two officers that obligate it to grant restricted stock awards for a total of 345,000 shares of the Company’s common stock, with vesting periods ranging from one to three years.

As of June 30, 2006, the total future compensation cost related to non-vested stock-based awards not yet recognized in the statement of operations was $666,000, and the weighted average period over which these awards are expected to be recognized was 2.09 years.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123 (R).  The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss as reported	$(36,000)	$(135,000)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(10,000)	(90,000)

Pro forma net loss	$(46,000)	$(225,000)

Loss per share:
Basic – as reported	$0.00	$0.00
Basic – pro forma	$0.00	$(0.01)

Diluted – as reported	$0.00	$0.00
Diluted – pro forma	$0.00	$(0.01)

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted average number of common shares outstanding	31,927,000	30,319,000	31,927,000	29,808,000
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—
Weighted average number of common shares outstanding, assuming dilution	31,927,000	30,319,000	31,927,000	29,808,000

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive.  At June 30, 2006, the Company had outstanding options and warrants to purchase a total of 6,210,250 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 4 – DEBT

The Company’s debt consisted of the following:

Related Party:

	June 30, 2006	December 31, 2005

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and September 30, 2006, maturing September 30, 2006, payable to officers, employees, or their affiliates	$183,000	$203,000
Less discount	(1,000)	(4,000)

Total	182,000	199,000
Less current portion	20,000	199,000

Long-term portion	$162,000	$—

Other:

	June 30, 2006	December 31, 2005

2002 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of each year, matured September 30, 2005	$10,000	$10,000

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and September 30, 2006, maturing September 30, 2006	520,000	500,000

	530,000	510,000
Less discount	(3,000)	(8,000)

Total	527,000	502,000
Less current portion	220,000	502,000

Long-term portion	$307,000	$—

Subsequent to June 30, 2006, the Company closed an offer to extend the maturity date of the Senior Notes due September 30, 2006 (the “Senior Notes).  The Company offered to extend the maturity date to September 30, 2007 of either 50% or 100% of the outstanding principal amount of the Senior Notes and extend the expiration date to September 30, 2007 of all warrants to purchase shares of the Company’s common stock that were issued in connection with the Senior Notes of those holders electing to extend the maturity date of the Senior Notes.  The holders of Senior Notes totaling $471,000 (including $163,000 of related party debt) elected to extend the maturity date, and holders of Senior Notes totaling $232,000 (including $20,000 of related party debt) elected to continue with the existing maturity date of September 30, 2006.  The Senior Notes have been classified in the accompanying consolidated condensed balance sheet at June 30, 2006 in accordance with the extension election made by the holders.

In connection with the extension of maturity date of the Senior Notes, there are now warrants to purchase 75,500 shares expiring September 30, 2006 and warrants to purchase 266,250 shares expiring September 30, 2007.  All of these warrants are exercisable at $0.35 per share.

NOTE 5 – STOCKHOLDERS’ EQUITY

In January 2005, the Company sold 2,500,000 shares of its common stock in a private placement to two entities at a price of $0.80 per share, for total proceeds of $2,000,000.  No commissions or payments were made to underwriters or agents out of the proceeds.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months and six months ended June 30, 2006 and 2005, the Company had the following revenues to two customers that are also shareholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

New software licenses	$52,000	$80,000	$88,000	$174,000
Software license updates and product support	27,000	10,000	43,000	10,000

Total software revenues	79,000	90,000	131,000	184,000

Professional services	3,000	—	33,000	10,000

Total revenues	$82,000	$90,000	$164,000	$194,000

NOTE 7 – MAJOR CUSTOMERS

During the three months ended June 30, 2006, no customer accounted for 10% or more of the Company’s total revenues.  During the three months ended June 30, 2005, one customer accounted for 10% of the Company’s total revenues.  During the six months ended June 30, 2006, one customer accounted for 11% of the Company’s total revenues.  During the six months ended June 30, 2005, no customer accounted for 10% or more of the Company’s total revenues.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 will be effective for the Company on January 1, 2007.  Earlier application by the Company is not permitted because the Company previously issued interim financial statements during 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  The Company has not yet determined the potential financial statement impact of adopting FIN 48.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2006 and 2005, and the Company’s financial position at June 30, 2006.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of original equipment manufacturers (“OEMs”) in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services that provide solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.  During 2005, Cimetrix took steps to expand its software products and professional services to meet the needs of integrated device makers, which is a natural extension of the Company’s available market.  For a detailed discussion of the Company’s products, markets, notable achievements during 2005 and other Company information, refer to Item 1, “Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

The Company has reclassified certain of its revenues and operating expenses during the current year to present consolidated statements of operations that the Company believes are more consistent with industry practice.  The reclassifications did not change total revenues or total operating costs and expenses, but only individual categories within these sections of the statements of operations.  The reclassifications did not have an impact on net loss or loss per common share.  Amounts for the comparative periods presented for 2005 have also been reclassified to conform to the current year presentation.  See Note 1 to Notes to Consolidated Condensed Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with U. S. generally accepted accounting principles.  The following accounting policies significantly affect the way the financial statements are prepared.

Revenue Recognition

The Company derives revenues from two primary sources, software and professional services.  Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support.  The Company has “off-the-shelf” software packages in the machine control and communications product lines.  Machine control products include items such as CODE 6.0, CIMControl, and CIMulation.  Communications products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of Software Development Kits (“SDKs”) as well as the runtime license fees associated with deployment of the Company’s software products.  Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications.

Before the Company recognizes revenue, the following criteria must be met:

1)              Evidence of a financial arrangement or agreement must exist between the Company and its customer.  Purchase orders and signed OEM contracts are two examples of items accepted by the Company to meet this criterion.

2)              Delivery of the products or services must have occurred.  The Company treats either physical or electronic delivery as having met this requirement.  It is the policy of the Company to provide its customers a 30-day right to return.  However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon the shipment of the product.  If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.

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

If a sale involves a bundled package of new software licenses, software license updates and product support, and professional services, then revenue is first allocated to software license updates and product support and professional service obligations at fair market value, and the remaining amount is applied to new software license revenue.  Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment.  Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months.  Revenue from professional services is recognized as services are performed.  Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers.  On occasion, extended payment terms will be offered.  If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $93,000 and $150,000 on a straight-line basis for the three months and six months ended June 30, 2006, respectively, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three months and six months ended June 30, 2005 have not been restated.

The stock-based compensation expense for the three months and six months ended June 30, 2006 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  There was no stock compensation expense capitalized during the three months and six months ended June 30, 2006.  On the date of adoption of SFAS No. 123(R), there were 5,551,500 stock options issued to employees and directors of which, 3,564,875 options were fully vested.  During the six months ended June 30, 2006, options to purchase 513,500 shares of the Company’s common stock were issued to employees and directors, with a weighted average exercise price of $0.49 per share.  During the quarter ended June 30, 2006, the Company entered into employment agreements with two officers that obligate it to grant restricted stock awards to employees for a total of 345,000 shares of the Company’s common stock, with vesting periods ranging from one to three years.

Allowance for Doubtful Accounts

The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $107,000 as of June 30, 2006.

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

Deferred Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At June 30, 2006, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,397,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company’s Consolidated Condensed Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	100%	100%	100%	100%

Operating costs and expenses:
Cost of revenues	42	24	40	22
Sales and marketing	23	24	21	25
Research and development	18	24	20	26
General and administrative	33	25	31	27
Depreciation and amortization	8	3	7	3

Total operating costs and expenses	124	100	119	103

Loss from operations	(24)	—	(19)	(3)
Other expense, net	(1)	(3)%	(1)	(3)

Net loss	(25)%	(3)%	(20)%	(6)%

The Company reported a net loss of $328,000 for the three months ended June 30, 2006, compared to a net loss of $36,000 for the three months ended June 30, 2005.  The net loss for the three months ended June 30, 2006 includes non-cash expense of $93,000 related to the implementation of SFAS 123(R) at January 1, 2006.  This standard required the Company to expense the fair value of stock options issued to employees.  There was also a significant increase in depreciation and amortization expense as a result of the acquisition of EFS Solutions, Inc.

For the six months ended June 30, 2006, the Company reported a net loss of $553,000, compared to a net loss of $135,000 for the six months ended June 30, 2005.  The net loss for the six months ended June 30, 2006 includes non-cash expense of $150,000 related to the implementation of SFAS 123(R) at January 1, 2006.  There was also a significant increase in depreciation and amortization expense as a result of the acquisition of EFS Solutions, Inc.

In addition, fees paid by the Company to outside professionals increased during the three months and six months ended June 30, 2006, compared to the corresponding periods in the prior year.

During 2005, the Company made important changes to its organization to foster continued growth.  The Company formed a new Global Services group and added additional personnel to focus on providing complementary professional services to its OEM customer base through a new OEM Solutions Center, while continuing to provide customer support.  Salary and other expenses of the Global Services group directly related to client professional services, including customer service projects, are allocated to cost of sales.  In addition, in October 2005, the Company completed the acquisition of EFS Solutions, Inc., a company providing specialty engineering services to semiconductor companies, and formed a new Data Management Solutions Center.  Through this acquisition, the Company added additional employees to the Global Services group.  Professional services revenues, as a percentage of total revenues, have increased significantly in the first six months of 2006, as compared to the first six months of 2005, due to a moderate increase in revenue from customer support contracts, a more significant increase in professional services revenue from the OEM Solutions Center and the incremental increase in professional services revenue from the new Data Management Solutions Center.

Results of Operations

Revenues

The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
New software licenses	$683,000	51%	$667,000	58%	$1,270,000	45%	$1,445,000	63%
Software license updates and product support	255,000	19%	260,000	23%	542,000	20%	511,000	22%

Total software revenues	938,000	70%	927,000	81%	1,812,000	65%	1,956,000	85%

Professional services	396,000	30%	218,000	19%	990,000	35%	342,000	15%

Total revenues	$1,334,000	100%	$1,145,000	100%	$2,802,000	100%	$2,298,000	100%

Total revenues increased by $189,000, or 17%, to $1,334,000, for the three months ended June 30, 2006, from $1,145,000 for the three months ended June 30, 2005.  For the six months ended June 30, 2006, total revenues increased by $504,000, or 22%, to $2,802,000 from $2,298,000 for the six months ended June 30, 2005.  As the table above indicates, the increase in total revenues for the three months and the six months ended June 30, 2006 was attributed to an increase in professional services revenues in the current year, partially offset by a decrease in total software revenues on a year-to-date basis.  The increase in professional services revenue in the current year compared to last year can be attributed to the positive results realized from the investment in the Global Services group and the additional revenues generated by the new Data Management Solution Center.  The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of SDK’s to new customers.  There is increased competitive price pressure for the Company’s 300mm OEM Connectivity SDK and the potential market is limited.  The Company’s runtime revenue associated with machine shipments from its OEM customers increased significantly on a year-over-year basis, which management believes has a correlation to the global semiconductor and electronics capital equipment markets.  The Company’s largest market is currently the global semiconductor capital equipment market, which according to Gartner Inc., a third-party industry research firm, was forecast to increase 14.3% in 2006.

For the past several years, the Company’s sales strategy has been focused on winning new major OEM customers.  The Company has generally reported increases in software sales over this period, reflecting the success of the Company in achieving new major OEM design wins, combined with the modest recovery of the capital equipment markets in the semiconductor and SMT industries.  Each new OEM customer results in another equipment manufacturer integrating the Company’s software into the tools that it sells to factories around the world.  This yields additional revenues for the Company in several ways, including software revenues from the initial software license purchase and recurring “runtime” revenue associated with the shipment of each piece of equipment by the OEM to its customers, as well as ongoing support and maintenance contracts.

The Company experienced limited sales growth in 2005 compared to 2004, but this was achieved in spite of an estimated decrease of 11% in semiconductor capital equipment spending during 2005 as reported by a third-party industry research firm.  The Company counteracted this reported downturn in capital equipment spending by seeking increased revenue from three key initiatives, (i) CIMPortal product sales resulting from industry adoption of the new SEMI Interface A standard, (ii) complementary professional services for OEM and end-user customers, and (iii) growing the worldwide customer base with initiatives in the Japanese and Asian markets.

New SEMI standards were approved in late 2004, including the new Interface A standard, which enables semiconductor companies to have a second network connection to semiconductor manufacturing equipment offering access to additional data generated during the manufacturing process.  This new standard opens up new market opportunities for the Company with its CIMPortal product line.  The Company believes that the critical need for data will result in the new Interface A standard becoming a requirement on all 300mm equipment over the next several years.  While the Company cannot control the rate of industry adoption of this new standard, the Company has invested heavily in its CIMPortal product line in order to be ready for the “early adopter” customers that want to be leaders in offering Interface A.  Integrated device makers were slower to demand Interface A from their OEM customers than forecasted at the beginning of 2005.  This resulted in less opportunities for the Company and lower than anticipated software sales.  However, the Company made the most of the available opportunities and several new top-tier OEM customers selected CIMPortal after rigorous competitive evaluations.  The Company believes that it has a technically superior CIMPortal product and received purchase orders from three new “top-tier” semiconductor OEM customers during the first six months of 2006, as well as a leading IDM.

While the Company’s focus over the past several years has been on the sale of software products, as previously mentioned, the Company began an initiative in 2005 to provide more comprehensive professional services to its OEM customers that want a full, single-source solution provider capable of being their worldwide “outsource partner” for factory automation (“FA”) connectivity.  As a result of this initiative, the Company did experience continued growth in services and support revenues during 2005 and during the first six months of 2006.  As previously discussed, the Company formed a new Global Services group and established an OEM Solution Center focused on meeting the professional services needs of its OEM customers and a Data Management Solution Center, with the intention of proactively marketing its capabilities to provide data management solutions to integrated device maker end user customers.  The Company is beginning to see the results of these initiatives with a significant increase in professional services revenue in the three months and six months ended June 30, 2006, as compared to the same periods in 2005, and believes there are more opportunities for growth.

While the Company cannot predict market or economic conditions for subsequent years, it believes that it has added sufficient new customers towards achieving critical operational mass and, with the expansion of its Global Services group, is positioned for future worldwide sales growth.

Cost of Sales

The Company’s cost of sales as a percentage of total revenues for the three months ended June 30, 2006 and 2005 was 42% and 24%, respectively.  Cost of sales increased $279,000, or 99%, to $560,000 for 2006, from $281,000 for 2005.  Similarly, cost of sales as a percentage of total revenues for the six months ended June 30, 2006 and 2005 was 40% and 22%, respectively.  Cost of sales increased $609,000, or 118%, to $1,123,000 for 2006, from $514,000 for 2005.  This increase was due to the increased percentage of total revenues attributed to professional services in the current year, which revenue has higher labor and other costs of sales than software revenues.  In addition, the expansion of the Global Services group resulted in more costs charged to cost of sales during 2006, as compared to 2005.  Cost of sales as a percentage of net sales will vary from year to year depending on the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $27,000, or 10%, to $303,000 in the three months ended June 30, 2006, from $276,000 in the same period of 2005.  For the six months ended June 30, 2006, sales and marketing expenses increased $7,000, or 1%, to $583,000 from $576,000 in the same period of 2005.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, press releases, and the costs related to the Company’s representation at industry trade shows.  The increase in sales and marketing expenses is primarily related to an increase in staff to better support our new Japanese OEM customers.

Research and Development

Research and development expenses decreased $29,000, or 11%, to $247,000 during the three months ended June 30, 2006, from $276,000 in the same period of 2005.  For the six months ended June 30, 2006, research and development expenses decreased $33,000, or 6%, to $553,000 from $586,000 in the same period of 2005.  The Company has committed to invest significant research and development resources for its new CIMPortal product family, as well as pursue other new product opportunities.  Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed above.  Because the Company released its CIMPortal version 1.0 software product in 2006, the costs associated with CIMPortal research and development have decreased during the three months and six months ended June 30, 2006, as compared to the same periods in 2005.

General and Administrative

General and administrative expenses increased $151,000, or 53%, to $434,000 in the three months ended June 30, 2006, from $283,000 in the same period of 2005.  For the six months ended June 30, 2006, general and administrative expenses increased $238,000 or 38%, to $862,000, from $624,000 in the same period of 2005.  These increases resulted from an increase in professional fees, mainly due to increased fees from our independent auditors, and stock-based compensation expense reported for the first time by the Company in 2006.  In addition, the Company has experienced higher legal fees at it has entered into contracts with top tier OEM customers around the world.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $76,000, or 245%, to $107,000 in the three months ended June 30, 2006, from $31,000 in the same period of 2005.  For the six months ended June 30, 2006, depreciation and amortization increased $154,000 or 248%, to $216,000, from $62,000 in the same period of 2005.  The increase in depreciation and amortization expense in the current year is due to the amortization of the intangible assets resulting from the EFS Solutions acquisition.

Other Income (Expenses)

Interest and other income for the three months ended June 30, 2006 decreased by $8,000 to $7,000, from $15,000 for the three months ended June 30, 2005.  For the six months ended June 30, 2006, interest and other income decreased by $9,000 to $18,000, from $27,000 for the six months ended June 30, 2005.  The decrease resulted from reduced interest income due to lower levels of cash reserves in the current year, offset by the Company earning a higher rate of return on its cash reserves in the current year.

Interest expense decreased $31,000, or 63%, to $18,000 for the three months ended June 30, 2006, compared to $49,000 for the comparable period in 2005.  For the six months ended June 30, 2006, interest expense decreased $62,000, or 63%, to $36,000 from $98,000 for the comparable period in 2005.  This decrease was attributable to a reduction in the outstanding principal balance of the Company’s Senior Notes.

Liquidity and Capital Resources

At June 30, 2006, the Company had current assets of $1,868,000, including cash and cash equivalents of $842,000, and current liabilities of $1,039,000, resulting in working capital of $829,000, compared to working capital of $509,000 at March 31, 2006.  The increase in working capital at June 30, 2006 is primarily attributed to the collections of accounts receivable during the three months ended June 30, 2006 and the extension of the maturity date of a portion of the Company’s Senior Notes.  Excluding deferred revenue of $415,000 at June 30, 2006, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company had current assets exceeding current liabilities in excess of $1,200,000.

As of June 30, 2006, the Company had $713,000 of Senior Notes outstanding due to related parties and others, $709,000 net of discount, comprised of the following:

Current Liabilities:

12% Senior Notes due September 30, 2005	$10,000
8% Senior Notes due September 30, 2006	232,000
Senior Note discount	(2,000)
Total	$240,000

Long-Term Debt:

8% Senior Notes due September 30, 2007	471,000
Senior Note discount	(2,000)
Total	$469,000

Subsequent to June 30, 2006, the Company closed an offer to extend the maturity date of the Senior Notes due September 30, 2006 (the “Senior Notes”).  The Company offered to extend the maturity date to September 30, 2007 of either 50% or 100% of the outstanding principal amount of the Senior Notes and extend the expiration date to September 30, 2007 of all warrants to purchase shares of the Company’s common stock that were issued in connection with the Senior Notes of those holders electing to extend the maturity date of the Senior Notes.  The holders of Senior Notes totaling $471,000 (including $163,000 of related party debt) elected to extend the maturity date, and holders of Senior Notes totaling $232,000 (including $20,000 of related party debt) elected to continue with the existing maturity date of September 30, 2006.  The Senior Notes have been classified in the accompanying consolidated condensed balance sheet at June 30, 2006 in accordance with the extension election made by the holders.

In connection with the extension of the maturity date of the Senior Notes, there are now warrants to purchase 75,500 shares expiring September 30, 2006 and warrants to purchase 266,250 shares expiring September 30, 2007.  All of these warrants are exercisable at $0.35 per share.

The Senior Notes of $10,000 due September 30, 2005 remained unpaid at June 30, 2006, pending receipt of documentation from the note holder.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2006, the Company had an accumulated deficit of $30,189,000, but had total stockholders’ equity of $1,339,000.  During the first six months of 2006, the Company reported a net loss of $328,000, but generated net cash from operating activities of $80,000.  Results of operations in the current year have been negatively impacted by significant non-cash expenses, including $216,000 of depreciation and amortization, much of which resulted from the amortization of intangible assets recorded in the EFS Solutions acquisition, and $150,000 of stock-based compensation as a result of adopting SFAS 123(R) on January 1, 2006. Management believes that continued increases in sales, improvements in operations, together with the working capital position of the Company, will be sufficient to fund planned operations for the next twelve months..  However, there can be no assurance that operations and operating cash flows will improve in the near future.  If the Company is unable to obtain profitable operations and maintain positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

Net cash provided by operating activities for the six months ended June 30, 2006 was $80,000, compared to net cash provided by operating activities of $37,000 for the same period in 2005.  The increase in net cash provided by operating activities in the current period resulted primarily from the increase in revenues, as discussed above, and collections of accounts receivable, offset by increases in operating expenses.

Net cash used in investing activities for the six months ended June 30, 2006 and June 30, 2005 was $16,000 and $86,000, respectively, to purchase property and equipment.

There was no cash used in or provided by financing activities for the six months ended June, 2006. Net cash provided by financing activities for the six months ended June 30, 2005 was $2,000,000 from the sale of common stock.

The Company has not been adversely affected by inflation.  However, there are potential economic risks inherent in foreign trade.  Revenues from foreign customers were $1,087,000 during the six months ended June 30, 2006, representing 39% of the Company’s net sales, compared to $1,030,000, or 45%, of total revenues in 2005.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of its current level of business for the next twelve months, including payment of the portion of the Senior Notes maturing in September 2006.

Factors Affecting Future Results

Total revenues for the first six months of 2006 increased 22% compared to the first six months of 2005.  However, new software license revenues decreased during this period compared to the same period last year.  Revenues from new software licenses included sales of Software Development Kits (SDK’s) and runtime revenue associated with OEM customer machine shipments.  Runtime revenue increased significantly year-over-year in accordance with the growth in capital expenditures in the semiconductor and electronics industries, and as the Company’s new customers gained over the past several years started to ship equipment with the Company’s software.  However, SDK sales were much lower during the six months ended June 30, 2006, as compared to the same period in 2005.  The Company believes SDK sales declined year-over-year for several reasons, including (i) many OEM customers are focused on fulfilling current customer orders and have postponed new software development projects, and (ii) fewer companies are entering the market for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  In addition, management believes the formation of its new Data Management Solution Center will add significant services revenue if the Company is able to continue to serve the prior EFS Systems customers and leverage the Company’s expertise in Interface A to sell products and services directly to end user customers.  Management believes that its expanded customer base will enable the Company to increase its revenues year-over-year for fiscal 2006, while industry analysts predict a flat to slightly up market in capital equipment spending for the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.  It is management’s objective to achieve a profitable level of operations for fiscal year 2006; however, this will be dependent on how fast revenues can be obtained from the respective growth initiatives.

The Company has been investing in its new CIMPortal product line, which meets the new Interface A SEMI standard.  While this new standard has been promulgated by SEMI, it is not yet required by end users in the marketplace.  The timing of the introduction of this standard by the semiconductor industry will directly affect the adoption and market opportunities for the Company’s CIMPortal product line.

The Company has also been investing in pursuing the Japanese market for its products with its new distributor CIM, Inc.  While these efforts have led to some increased sales in Japan, it is not clear if CIM and the Company will be successful in winning sufficient new business in Japan, and if so, when the Company will see an increase in revenues sufficient to offset the additional costs incurred by the Company.

The Company has also been investing in its new Global Services group, which is available to assist customers in providing professional services and complete turnkey solutions.  It is not clear if customers will accept the Company’s new service offerings, and if so, when the Company will obtain an increase in revenue from new customer service projects sold by this group sufficient to offset the increased costs incurred by the Company.

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

Because of these and other factors, past financial performance is not necessarily indicative of future performance, and historical trends should not be used to anticipate future operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

A significant portion of the Company’s cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments.  The Company does not utilize derivative instruments to offset the exposure to interest rate fluctuations.  Significant changes in interest rates may have a material impact on the Company’s investment income, but likely will not have a material impact on the Company’s consolidated results of operations.

The Company has significant sales to foreign customers and is therefore subject to the effects of changes in foreign currency exchange rates.  The Company does not utilize derivative instruments to offset the exposure to changes in foreign currency exchange rates.  To minimize this risk, the Company’s export sales are transacted in United States dollars.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Based on their evaluations as of June 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that, as of the end of such period, the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 1A.  RISK FACTORS

During the quarter ended June 30, 2006, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 20, 2006.  The shareholders voted, either in person or by proxy, on the following three proposals, with the results of the shareholder vote as follows:

1.               To elect two directors to the Company’s Board of Directors each for a three-year term.  The nominees receiving the most votes were elected.

Robert H. Reback	25,086,188
Scott C. Chandler	25,086,188

As of the date of the annual meeting, the Company’s other directors included Scott C. Chandler and Michael B. Thompson.

2.               To approve the combined amendment and restatement of the 1998 Incentive Stock Option Plan and the Director Stock Option Plan as the 2006 Long-Term Incentive Plan.

For:	14,543,572
Against:	367,059
Abstain:	139,384

3.               To ratify the appointment of Tanner LC as the Company’s independent registered public accountants for the year ending December 31, 2006.

For:	25,106,123
Against:	46,057
Abstain:	46,984

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange
Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated August 14, 2006

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: August 14, 2006

	By:	/s/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)