Form 10-Q
period 2006-09-30
CIMETRIX INC
filed 2006-11-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of November 14, 2006:
Common stock, par value $.0001 — 31,927,432 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$476,000	$778,000
Accounts receivable, net	1,147,000	1,289,000
Inventories	13,000	—
Prepaid expenses and other current assets	46,000	61,000

Total current assets	1,682,000	2,128,000

Property and equipment, net	149,000	189,000
Intangible assets, net	646,000	894,000
Goodwill	64,000	64,000
Other assets	28,000	20,000

	$2,569,000	$3,295,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150,000	$162,000
Accrued expenses	219,000	269,000
Deferred revenue	479,000	405,000
Notes payable — related parties	173,000	199,000
Notes payable	426,000	502,000

Total current liabilities	1,447,000	1,537,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	31,682,000	31,440,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(30,514,000)	(29,636,000)

Total stockholders’ equity	1,122,000	1,758,000

	$2,569,000	$3,295,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
New software licenses	$684,000	$523,000	$1,954,000	$1,967,000
Software license updates and product support	272,000	273,000	813,000	785,000
Total software revenues	956,000	796,000	2,767,000	2,752,000
Professional services	287,000	247,000	1,278,000	589,000

Total revenues	1,243,000	1,043,000	4,045,000	3,341,000

Operating costs and expenses:
Cost of revenues	545,000	454,000	1,669,000	968,000
Sales and marketing	287,000	211,000	870,000	786,000
Research and development	256,000	273,000	809,000	859,000
General and administrative	365,000	289,000	1,227,000	914,000
Depreciation and amortization	107,000	31,000	322,000	93,000

Total operating costs and expenses	1,560,000	1,258,000	4,897,000	3,620,000

Loss from operations	(317,000)	(215,000)	(852,000)	(279,000)

Other income (expense):
Interest and other income	10,000	18,000	28,000	45,000
Interest expense	(18,000)	(49,000)	(54,000)	(147,000)

Total other expense	(8,000)	(31,000)	(26,000)	(102,000)

Loss before income taxes	(325,000)	(246,000)	(878,000)	(381,000)

Provision for income taxes	—	—	—	—

Net loss	$(325,000)	$(246,000)	$(878,000)	$(381,000)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding:
Basic	31,927,000	30,329,000	31,927,000	29,984,000
Diluted	31,927,000	30,329,000	31,927,000	29,984,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(878,000)	$(381,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322,000	82,000
Stock-based compensation	243,000	-
Interest expense from bond discount	12,000	20,000
Gain on extinguishment of debt	—	(8,000)
Decrease in allowance for doubtful accounts	(7,000)	(4,000)
(Increase) decrease in:
Accounts receivable	149,000	104,000
Inventories	(13,000)	-
Prepaid expenses and other current assets	15,000	(19,000)
Other assets	(8,000)	(17,000)
Increase (decrease) in:
Accounts payable	(24,000)	109,000
Accrued expenses	(84,000)	(165,000)
Deferred revenue	74,000	(79,000)

Net cash used in operating activities	(199,000)	(358,000)

Cash flows from investing activities — purchase of property and equipment	(22,000)	(100,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	2,000,000
Proceeds from the exercise of warrants	—	31,000
Payments of debt	(81,000)	(858,000)

Net cash provided by (used in) financing activities	(81,000)	1,173,000

Net increase (decrease) in cash and cash equivalents	(302,000)	715,000
Cash and cash equivalents, beginning of period	778,000	868,000

Cash and cash equivalents, end of period	$476,000	$1,583,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (“Cimetrix” or the “Company”) are primarily engaged in the development and sale of open architecture, standards-based, computer software for controlling machine tools, robots, electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems, and semiconductor connectivity products that connect new semiconductor tools to each other and to host systems.

Basis of Presentation — The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.   All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 is unaudited, and the balance sheet as of December 31, 2005 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications — Certain amounts in the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2005 have been reclassified to conform to the presentation used in the three-month and nine-month periods ended September 30, 2006.    In particular, in the current fiscal year, the Company has reclassified certain of its revenues and operating costs from categories previously used in its condensed consolidated statements of operations to new categories that the Company believes are more consistent with industry practice.

The following tables summarize the amounts in the condensed consolidated statements of operations as previously reported and as reclassified:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
As Previously Reported:
Sales:
Software	$523,000	$1,967,000
Services and support	520,000	1,374,000

Total net sales	1,043,000	3,341,000

Costs and expenses:
Cost of sales	259,000	498,000
General and administrative	320,000	1,006,000
Selling, marketing and customer support	406,000	1,256,000
Research and development	273,000	860,000

Total costs and expenses	1,258,000	3,620,000

Loss from operations	$(215,000)	$(279,000)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
As Reclassified:
Revenues:
New software licenses	$523,000	$1,967,000
Software license updates and product support	273,000	785,000
Total software revenues	796,000	2,752,000
Professional services	247,000	589,000

Total revenues	1,043,000	3,341,000

Operating costs and expenses:
Cost of revenues	454,000	968,000
Sales and marketing	211,000	786,000
Research and development	273,000	859,000
General and administrative	289,000	914,000
Depreciation and amortization	31,000	93,000

Total operating costs and expenses	1,258,000	3,620,000

Loss from operations	$(215,000)	$(279,000)

The reclassifications did not change total revenues or total operating costs and expenses, but only individual categories within these sections of the condensed consolidated statements of operations.  The reclassifications did not have an impact on net loss or loss per common share.

NOTE 2 — STOCK-BASED COMPENSATION

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

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock option awards following the recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based compensation expense was reflected in the Company’s consolidated statements of operations as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share Based Payments.  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months and nine months ended September 30, 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three months and nine months ended September 30, 2005 have not been restated.

The stock-based compensation expense for the three months and nine months ended September 30, 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Cost of revenues	$5,000	$12,000
Sales and marketing	9,000	29,000
Research and development	15,000	42,000
General and administrative	64,000	160,000

Total stock-based compensation expense realized and increase in net loss	$93,000	$243,000

Impact on basic loss per common share	$(0.00)	$(0.01)

Impact on diluted loss per common share	$(0.00)	$(0.01)

There was no stock compensation expense capitalized during the three months and nine months ended September 30, 2006.

During the nine months ended September 30, 2006, options to purchase 635,500 shares of the Company’s common stock were issued to the Company’s employees and directors, with exercise prices ranging from $0.37 to $0.57 per share.  The following table summarizes the stock option activity during the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,551,500	$0.77
Granted	635,500	0.47
Exercised	—	—
Forfeited	(446,500)	1.59

Outstanding at September 30, 2006	5,740,500	0.65	2.09	$1,000

Options vested and exercisable at September 30, 2006	3,834,000	0.76	1.374	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.35 as of September 30, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

During the nine months ended September 30, 2006, restricted stock awards for a total of 390,000 shares of the Company’s common stock were approved, with vesting periods ranging from one to four years.

As of September 30, 2006, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $566,000, and the weighted average period over which these awards are expected to be recognized was 2.13 years.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123 (R).  The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss as reported	$(246,000)	$(381,000)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(19,000)	(109,000)

Pro forma net loss	$(265,000)	$(490,000)

Loss per share:
Basic — as reported	$(0.01)	$(0.01)
Basic — pro forma	$(0.01)	$(0.02)

Diluted — as reported	$(0.01)	$(0.01)
Diluted — pro forma	$(0.01)	$(0.02)

NOTE 3 — EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted average number of common shares outstanding	31,927,000	30,329,000	31,927,000	29,984,000
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—
Weighted average number of common shares outstanding, assuming dilution	31,927,000	30,329,000	31,927,000	29,984,000

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive.  At September 30, 2006, the Company had outstanding options, warrants and restricted stock awards to purchase a total of 6,596,750 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 4 — DEBT

The Company’s short-term debt consisted of the following:

Related Party:

	September 30, 2006	December 31, 2005

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and October 1, 2006, maturing September 30, 2006, payable to officers, employees, or their affiliates	$20,000	$203,000

2004 Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007, maturing September 30, 2007, payable to officers, employees, or their affiliates	163,000	—

Less discount	(10,000)	(4,000)

Total	$173,000	$199,000

Other:

	September 30, 2006	December 31, 2005

2002 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of each year, matured September 30, 2005	$—	$10,000

2004 Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and October 1, 2006, maturing September 30, 2006	141,000	500,000

2004 Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007, maturing September 30, 2007	308,000	—

Less discount	(23,000)	(8,000)

Total	$426,000	$502,000

During the quarter ended September 30, 2006 the Company closed an offer to extend the maturity date of the Senior Notes due September 30, 2006 (the “Senior Notes”).  The Company offered to extend the maturity date to September 30, 2007 of either 50% or 100% of the outstanding principal amount of the Senior Notes and extend the expiration date to September 30, 2007 of all warrants to purchase shares of the Company’s common stock that were issued in connection with the Senior Notes of those holders electing to extend the maturity date of the Senior Notes.  The holders of Senior Notes totaling $471,000 (including $163,000 of related party debt) elected to extend the maturity date, and holders of Senior Notes totaling $161,000 (including $20,000 of related party debt) elected to continue with the existing maturity date of September 30, 2006.

The Senior Notes maturing and shown as outstanding as of September 30, 2006 have been or will be paid subsequent to September 30, 2006 as the required documentation is received from the holders.

In connection with the extension of maturity date of the Senior Notes, there are now warrants to purchase 266,250 shares expiring September 30, 2007.  All of these warrants are exercisable at $0.35 per share.  The fair value of these warrants was estimated by the Company at $33,000, using the Black-Scholes pricing model.  The value of the warrants was recorded as a reduction of the principal amount of the Senior Notes maturing September 30, 2007 and an increase to additional paid-in capital.  This additional discount will be accreted and recognized as interest expense over the remaining life of these Senior Notes.

NOTE 5 — STOCKHOLDERS’ EQUITY

In January 2005, the Company sold 2,500,000 shares of its common stock in a private placement to two entities at a price of $0.80 per share, for total proceeds of $2,000,000.  No commissions or payments were made to underwriters or agents out of the proceeds.

NOTE 6 — RELATED PARTY TRANSACTIONS

During the three months and nine months ended September 30, 2006 and 2005, the Company had the following revenues to two customers that are also shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

New software licenses	$77,000	$95,000	$165,000	$269,000
Software license updates and product support	27,000	6,000	70,000	16,000

Total software revenues	104,000	101,000	235,000	285,000

Professional services	—	—	33,000	10,000

Total revenues	$104,000	$101,000	$268,000	$295,000

NOTE 7 — MAJOR CUSTOMERS

During the three months ended September 30, 2006, two customers accounted for 11% and 10% of the Company’s total revenues.  During the three months ended September 30, 2005, two customers accounted for 16% and 11% of the Company’s total revenues.  During the nine months ended September 30, 2006 and 2005, no customer accounted for 10% or more of the Company’s total revenues.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The new standard is effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities.  The Company anticipates adopting SFAS No. 158 on December 31, 2006, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the

Company since the Company currently does not sponsor defined benefit pension or postretirement plans within the scope of the standard.

The FASB has issued SFAS Statement No. 157, Fair Value Measurements.  This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Under the new standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted.  The Company anticipates adopting SFAS No. 157 on January 1, 2008, but is currently unable to determine the impact of the adoption of the standard on its consolidated financial statements.

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

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2006 and 2005, and the Company’s financial position at September 30, 2006.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of original equipment manufacturers (“OEMs”) in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the initial sale of software development tools, the ongoing runtime licenses that OEMs purchase for each machine shipped with Cimetrix software, annual software support contracts and professional services that provide solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.  During 2005, Cimetrix took steps to expand its software products and professional services to meet the needs of integrated device makers, which is a natural extension of the Company’s available market.  For a detailed discussion of the Company’s products, markets, notable achievements during 2005 and other Company information, please see Item 1, “Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $93,000 and $243,000 on a straight-line basis for the three months and nine months ended September 30, 2006, respectively, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the three months and nine months ended September 30, 2005 have not been restated.

The stock-based compensation expense for the three months and nine months ended September 30, 2006 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  There was no stock compensation expense capitalized during the three months and nine months ended September 30, 2006.  On the date of adoption of SFAS No. 123(R), there were 5,551,500 stock options issued to employees and directors of which, 3,564,875 options were fully vested.  During the nine months ended September 30, 2006, options to purchase 635,500 shares of the Company’s common stock were issued to employees and directors, with a weighted average exercise price of $0.47 per share.  During the nine months ended September 30, 2006, restricted stock awards to employees for a total of 390,000 shares of the Company’s common stock were approved, with vesting periods ranging from one to four years.

The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, and includes assumptions made by the Company with respect to the volatility of the market price of the Company’s common stock, risk-free interest rates, requisite service periods, and the assumed life and vesting of stock options and stock-based awards.  As new options or stock-based awards are granted and vest, additional non-cash compensation expense will be recorded by the Company.

Allowance for Doubtful Accounts

The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $107,000 as of September 30, 2006.

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

Deferred Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At September 30, 2006, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,397,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company’s Consolidated Condensed Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	100%	100%	100%	100%

Operating costs and expenses:
Cost of revenues	44	44	41	29
Sales and marketing	23	20	22	23
Research and development	21	26	20	26
General and administrative	29	28	30	27
Depreciation and amortization	9	3	8	3

Total operating costs and expenses	126	121	121	108

Loss from operations	(26)	(21)	(21)	(8)
Other expense, net	—	(3)	(1)	(3)

Net loss	(26)%	(24)%	(22)%	(11)%

The Company reported a net loss of $325,000 for the three months ended September 30, 2006, compared to a net loss of $246,000 for the three months ended September 30, 2005.  The net loss for the three months ended September 30, 2006 includes non-cash expense of $93,000 related to the implementation of SFAS 123(R) at January 1, 2006.  This standard required the Company to expense the fair value of stock options issued to employees.  The net loss for the three months ended September 30, 2006 includes non-cash expense of $106,000 for depreciation and amortization, which significantly increased over the prior year period as a result of the acquisition of EFS Solutions, Inc. in October 2005.

For the nine months ended September 30, 2006, the Company reported a net loss of $878,000, compared to a net loss of $381,000 for the nine months ended September 30, 2005.  The net loss for the nine months ended September 30, 2006 includes non-cash expense of $243,000 related to the implementation of SFAS 123(R) at January 1, 2006.  The net loss for the nine months ended September 30, 2006 also includes non-cash expense of $322,000 for depreciation and amortization, which significantly increased over the prior year period as a result of the acquisition of EFS Solutions, Inc. in October 2005.

In addition, fees paid by the Company to outside professionals increased during the three months and nine months ended September 30, 2006, compared to the corresponding periods in the prior year.

During 2005, the Company made important changes to its organization to foster continued growth.  The Company formed a new Global Services group and added additional personnel to focus on providing complementary professional services to its OEM customer base through a new OEM Solutions Center, while continuing to provide customer support.  Salary and other expenses of the Global Services group directly related to client professional services, including customer service projects, are allocated to cost of sales.  In addition, in October 2005, the Company completed the acquisition of EFS Solutions, Inc., a company providing specialty engineering services to semiconductor companies, and formed a new Data Management Solutions Center.  Through this acquisition, the Company added additional employees to the Global Services group.  Professional services revenues, as a percentage of total revenues, have increased significantly in the first nine months of 2006, as compared to the first nine months of 2005, due to a moderate increase in revenue from customer support contracts, a more significant increase in professional services revenue from the OEM Solutions Center and the incremental increase in professional services revenue from the new Data Management Solutions Center.

Results of Operations

Revenues

The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005

New software licenses	$684,000	55%	$523,000	50%	$1,954,000	48%	$1,967,000	59%
Software license updates and product support	272,000	22%	273,000	26%	813,000	20%	785,000	23%

Total software revenues	956,000	77%	796,000	76%	2,767,000	68%	2,752,000	82%

Professional services	287,000	23%	247,000	24%	1,278,000	32%	589,000	18%

Total revenues	$1,243,000	100%	$1,043,000	100%	$4,045,000	100%	$3,341,000	100%

Total revenues increased by $200,000, or 19%, to $1,243,000, for the three months ended September 30, 2006, from $1,043,000 for the three months ended September 30, 2005.  For the nine months ended September 30, 2006, total revenues increased by $704,000, or 21%, to $4,045,000 from $3,341,000 for the nine months ended September 30, 2005.  As the table above indicates, the increase in total revenues for the three months ended September 30, 2006 was attributed to an increase in new software license revenues and professional services revenues, partially offset by a slight decrease in software license updates and product support revenues.  The increase in total revenues for the nine months ended September 30, 2006 was attributed to an increase in software license updates and product support revenues and professional services revenues, partially offset by a slight decrease in new software license revenues.  The mix of revenue categories is subject to change on a quarter-to-quarter basis.  The increase in professional services revenue in the current year compared to last year can be attributed to the positive results realized from the investment in the Global Services group and the additional revenues generated by the new Data Management Solution Center.  The slight decrease in software license revenues on a year-to-date basis in the current year compared to last year can be attributed to lower revenues from the sale of SDK’s to new customers.  There is increased competitive price pressure for the Company’s 300mm OEM Connectivity SDK and the potential market is limited.  The Company’s runtime revenue associated with machine shipments from its OEM customers increased significantly on a year-over-year basis, which management believes has a correlation to the increase in the global semiconductor and electronics capital equipment markets as compared to last year.

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

The Company experienced limited sales growth in 2005 compared to 2004, but this was achieved in spite of an estimated decrease of 11% in semiconductor capital equipment spending during 2005 as reported by a third-party industry research firm.  The Company counteracted this reported downturn in capital equipment spending by seeking increased revenue from three key initiatives, (i) CIMPortal product sales resulting from industry adoption of the new SEMI Interface A standard, (ii) complementary professional services for OEM and end-user customers, and (iii) growing the worldwide customer base with initiatives in the Japanese and Asian markets .The sales growth in 2006 discussed above can be attributed to the success of these initiatives.

New SEMI standards were approved in late 2004, including the new Interface A standard, which enables semiconductor companies to have a second network connection to semiconductor manufacturing equipment offering access to additional data generated during the manufacturing process.  This new standard opens up new market opportunities for the Company with its CIMPortal product line.  The Company believes that the critical need for data will result in the new Interface A standard becoming a requirement on all 300mm equipment over the next several years.  While the Company cannot control the rate of industry adoption of this new standard, the Company has invested heavily in its CIMPortal product line in order to be ready for the “early adopter” customers that want to be leaders in offering Interface A.  However, integrated device makers have been slower to demand Interface A from their OEM customers than previously forecast..  This has resulted in less opportunities for the Company and lower than anticipated software sales.  However, the Company made the most of the available opportunities and several new top-tier OEM customers selected CIMPortal after rigorous competitive evaluations.  The Company believes that it has a technically superior CIMPortal product and received purchase orders from five new “top-tier” semiconductor OEM customers during the first nine months of 2006, as well as a leading IDM.

While the Company’s focus over the past several years has been on the sale of software products, as previously mentioned, the Company began an initiative in 2005 to provide more comprehensive professional services to its OEM customers that want a full, single-source solution provider capable of being their worldwide “outsource partner” for factory automation (“FA”) connectivity.  As a result of this initiative, the Company did experience continued growth in services and support revenues during 2005 and during the first nine months of 2006.  As previously discussed, the Company formed a new Global Services group and established an OEM Solution Center focused on meeting the professional services needs of its OEM customers and a Data Management Solution Center, with the intention of proactively marketing its capabilities to provide data management solutions to integrated device maker end user customers.  The Company is beginning to see the results of these initiatives with a significant increase in professional services revenue in the three months and nine months ended September 30, 2006, as compared to the same periods in 2005, and believes there are more opportunities for growth.

While the Company cannot predict market or economic conditions for subsequent years, it believes that it has added significant new customers in its goal to achieve critical operational mass and, with the expansion of its Global Services group, is positioned for future worldwide sales growth.

Cost of Revenues

The Company’s cost of revenues as a percentage of total revenues for the three months ended September 30, 2006 and 2005 was 44%.  Cost of revenues increased $91,000, or 20%, to $545,000 for

2006, from $454,000 for 2005.  By comparison, cost of revenues as a percentage of total revenues for the nine months ended September 30, 2006 and 2005 was 41% and 29%, respectively.  Cost of revenues increased $701,000, or 72%, to $1,669,000 for 2006, from $968,000 for 2005.  This increase was due to the increased percentage of total revenues attributed to professional services in the current year, which revenue has higher labor and other costs of revenues than software revenues.  In addition, the expansion of the Global Services group resulted in more costs charged to cost of revenues during 2006, as compared to 2005.  Cost of revenues as a percentage of total revenues will vary from year to year depending on the mix of software and service sales, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $76,000, or 36%, to $287,000 in the three months ended September 30, 2006, from $211,000 in the same period of 2005.  For the nine months ended September 30, 2006, sales and marketing expenses increased $84,000, or 11%, to $870,000 from $786,000 in the same period of 2005.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, press releases, and the costs related to the Company’s representation at industry trade shows.  The increase in sales and marketing expenses is primarily related to an increase in staff to better support our new Japanese OEM customers.

Research and Development

Research and development expenses decreased $17,000, or 6%, to $256,000 during the three months ended September 30, 2006, from $273,000 in the same period of 2005.  For the nine months ended September 30, 2006, research and development expenses decreased $50,000, or 6%, to $809,000 from $859,000 in the same period of 2005.  The Company has committed to invest significant research and development resources for its new CIMPortal product family, as well as pursue other new product opportunities.  Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed above.  Because the Company released its CIMPortal version 1.0 software product in early 2006, the costs associated with CIMPortal research and development have decreased during the three months and nine months ended September 30, 2006, as compared to the same periods in 2005.

General and Administrative

General and administrative expenses increased $76,000, or 26%, to $365,000 in the three months ended September 30, 2006, from $289,000 in the same period of 2005.  For the nine months ended September 30, 2006, general and administrative expenses increased $313,000 or 34%, to $1,227,000, from $914,000 in the same period of 2005.  These increases resulted from an increase in professional fees, additional accounting personnel, and stock-based compensation expense reported for the first time by the Company in 2006.  In addition, the Company has experienced higher legal fees at it has entered into contracts with top tier OEM customers around the world.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $76,000, or 245%, to $107,000 in the three months ended September 30, 2006, from $31,000 in the same period of 2005.  For the nine months ended September 30, 2006, depreciation and amortization increased $229,000 or 246%, to $322,000, from $93,000 in the same period of 2005.  The increase in depreciation and amortization expense in the current year is due to the amortization of the intangible assets acquired from EFS Solutions in October 2005.

Other Income (Expenses)

Interest and other income for the three months ended September 30, 2006 decreased by $8,000 to $10,000, from $18,000 for the three months ended September 30, 2005.  For the nine months ended September 30, 2006, interest and other income decreased by $17,000 to $28,000, from $45,000 for the nine months ended September 30, 2005.  The decrease resulted from lower levels of cash reserves in the current year, offset by the Company earning a higher rate of return on its cash reserves in the current year.

Interest expense decreased $31,000, or 63%, to $18,000 for the three months ended September 30, 2006, compared to $49,000 for the comparable period in 2005.  For the nine months ended September 30, 2006, interest expense decreased $93,000, or 63%, to $54,000 from $147,000 for the comparable period in 2005.  This decrease was attributable to a reduction in the outstanding principal balance of the Company’s Senior Notes.

Liquidity and Capital Resources

At September 30, 2006, the Company had current assets of $1,682,000, including cash and cash equivalents of $476,000, and current liabilities of $1,447,000, resulting in working capital of $235,000.  Excluding deferred revenue of $479,000 at September 30, 2006, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company had current assets exceeding current liabilities in excess of $700,000.

As of September 30, 2006, the Company had $632,000 of Senior Notes outstanding due to related parties and others, $599,000 net of discount, comprised of the following:

8% Senior Notes due September 30, 2006	$161,000
8% Senior Notes due September 30, 2007	471,000
Senior Note discount	(33,000)
Total	$599,000

During the quarter ended September 30, 2006 the Company closed an offer to extend the maturity date of the Senior Notes due September 30, 2006 (the “Senior Notes”).  The Company offered to extend the maturity date to September 30, 2007 of either 50% or 100% of the outstanding principal amount of the Senior Notes held by each holder and extend the expiration date to September 30, 2007 of all warrants to purchase shares of the Company’s common stock that were issued in connection with the Senior Notes of those holders electing to extend the maturity date of the Senior Notes.  The holders of Senior Notes totaling $471,000 (including $163,000 of related party debt) elected to extend the maturity date, and holders of Senior Notes totaling $161,000 (including $20,000 of related party debt) elected to continue with the existing maturity date of September 30, 2006.

The Senior Notes maturing and shown as outstanding as of September 30, 2006 have been or will be paid subsequent to September 30, 2006 as the required documentation is received from the holders.

In connection with the extension of maturity date of the Senior Notes, there are now warrants to purchase 266,250 shares expiring September 30, 2007.  All of these warrants are exercisable at $0.35 per share.  The fair value of these warrants was estimated by the Company at $33,000, using the Black-Scholes pricing model.  The value of the warrants was recorded as a reduction of the principal amount of the Senior Notes maturing September 30, 2007 and an increase to additional paid-in capital.  This additional discount will be accreted and recognized as interest expense over the remaining life of these Senior Notes.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2006, the Company had an accumulated deficit of $30,514,000, but had total stockholders’ equity of $1,122,000.  During the first nine months of 2006, the Company reported a net loss of $878,000 and used cash of $199,000 in operating activities.  Results of operations in the current year have been negatively impacted by significant non-cash expenses, including $322,000 of depreciation and amortization, much of which resulted from the amortization of intangible assets recorded in the EFS Solutions acquisition, and $243,000 of stock-based compensation as a result of adopting SFAS 123(R) on January 1, 2006. Management believes that continued increases in sales and improvements in operations, together with the working capital position of the Company, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will improve in the near future.  If the Company is unable to obtain profitable operations and maintain positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

Net cash used in operating activities for the nine months ended September 30, 2006 was $199,000, compared to net cash used in operating activities of $358,000 for the same period in 2005.  The decrease in net cash used in operating activities in the current period resulted primarily from the increase in revenues, as discussed above, and collections of accounts receivable, offset by increases in operating expenses and payments of accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2006 and September 30, 2005 was $22,000 and $100,000, respectively, to purchase property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2006 was $81,000, consisting of payments of debt.  Net cash provided by financing activities for the nine months ended September 30, 2005 was $1,173,000 consisting of $2,000,000 from the sale of common stock and $31,000 from the exercise of warrants, net of debt payments of $858,000.

The Company has not been adversely affected by inflation.  However, there are potential economic risks inherent in foreign trade.  Revenues from foreign customers were $1,626,000 during the nine months ended September 30, 2006, representing 40% of the Company’s net sales, compared to $1,421,000, or 42%, of total revenues in 2005.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of its current level of business for the next twelve months, including payment of the portion of the Senior Notes maturing in September 2007.

Factors Affecting Future Results

Total revenues for the first nine months of 2006 increased 21% compared to the first nine months of 2005.  However, new software license revenues decreased during this period compared to the same period last year.  Revenues from new software licenses included sales of Software Development Kits (SDK’s) and runtime revenue associated with OEM customer machine shipments.  Runtime revenue increased significantly year-over-year in accordance with the growth in capital expenditures in the semiconductor and electronics industries, and as the Company’s new customers gained over the past several years started to ship equipment with the Company’s software.  However, SDK sales were lower during the nine months ended September 30, 2006, as compared to the same period in 2005.  The Company believes SDK sales declined year-over-year for several reasons, including (i) many OEM customers are focused on fulfilling current customer orders and have postponed new software development projects, and (ii) fewer companies are entering the market for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.

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

ITEM 4.                        CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Based on their evaluations as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that, as of the end of such period, the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2006 or since that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 1A.               RISK FACTORS

During the quarter ended September 30, 2006, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the SecuritiesExchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 14, 2006

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: November 14, 2006

	By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)