Form 10-K
period 2006-12-31
CIMETRIX INC
filed 2007-04-02
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),   and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No☒

As of March 23, 2007, the registrant had 31,927,432 shares of its common stock, par value $.0001, outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant as of March 23, 2007 was approximately $7,285,000.  The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $12,788,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 19, 2007, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED
FORM 10-K

For the Year Ended December 31, 2006

PART I

ITEM 1.   BUSINESS

Business Overview

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the sales of software and services.  Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support.  Services include the sales of professional services that provide customers with software solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.

Cimetrix has traditionally been focused on providing products, services and passionate support to the equipment supplier community, which the Company refers to as original equipment manufacturers (OEMs).  Using the core skills of motion control, connectivity and advanced software architectures, Cimetrix has earned the reputation as a first class supplier of solutions to both small and large equipment suppliers through its OEM Solution Center.  As new feature requests, throughput, cost and time-to-market pressures confront equipment suppliers, the opportunity to supply more content of the “tool control” software allows Cimetrix to continue to grow the business available from these customers.  During 2006, Cimetrix expanded its efforts initiated in late 2005 to leverage its reputation gained in the equipment supplier community to provide software products and professional services tailored to meet the needs of end users in the areas of equipment connectivity and data management.  This expansion will take advantage of several new standards and technologies to  position the Company to provide solutions on both sides of the network connecting manufacturing equipment with factory level software applications.

During 2006, Cimetrix concluded the beta program for its new CIMPortal™ product family and released a new, production proven version.  CIMPortal provides a comprehensive, fully compliant solution for the new Semiconductor Equipment and Materials International (SEMI) standard named Interface A.  SEMI, an industry group that includes most major semiconductor manufacturers, developed the Interface A standard to facilitate the acquisition and improve the quality of data from equipment on the factory floor.  Cimetrix management believed that Interface A would eventually be adopted as an industry standard, and consequently the Company made a strategic decision to pursue becoming the industry leader in providing software products and professional services to support this emerging new standard.  While Cimetrix recognizes that it cannot control how fast the market adopts this new standard, the Company invested heavily in its CIMPortal product line to ensure that it would be at the forefront of the adoption curve, such that when leading equipment suppliers around the world were ready to evaluate Interface A products, Cimetrix would also be ready with a technically superior product.

Also during 2006, Cimetrix continued the expansion of its professional services organization to both offer its equipment supplier customers a single-source solution provider capable of being their worldwide “outsource partner” for factory automation connectivity, and to provide data management solutions to integrated device maker (IDM) end user customers.  Traditionally, Cimetrix’s professional services have been primarily associated with equipment supplier customers through its OEM Solutions Center division under its Global Services group, and this will remain a key market for the Company.  However, with the acquisition of EFS Solutions in late 2005 and the formation of the Company’s new Data Management Solution Center, Cimetrix is now well positioned to pursue opportunities at different value levels in the semiconductor and electronics vertical markets.

The business relationships that Cimetrix establishes with its customers go beyond sales of its products. The Company partners with its customers to provide them with solutions that include software tools, consulting, services, and support.  Company engineers are comprised of industry leading experts in motion control, communications, connectivity, factory automation, yield management, data management and associated technologies and implementation processes.  This experience and technical knowledge provides a unique and valuable benefit to our customers and is a core part of our strategy to build long-term relationships with global customers.

Key Markets

The Company has been focused for the past several years on the global semiconductor and electronics industries.  Both the semiconductor and electronics industries are a natural fit for the Company’s solutions because of the demand for high-speed, motion intensive applications with pinpoint accuracy that can communicate with host computers throughout the process.  In addition, these are very competitive industries that have a critical need for data to improve their productivity and manufacturing effectiveness.  These two industries are discussed in more detail below.

In general, the semiconductor and electronics industries are growing, fiercely competitive and dynamic industries.  Rapid technology changes within these industries require machines that are flexible and can adapt quickly to new requirements.  The Company is uniquely positioned to meet these challenges with advanced motion control and connectivity software that is based on open standards and uses the latest in object-oriented design to provide its customers with the necessary flexibility and customization required to meet industry demands.

By focusing efforts on these two industries, the Company’s goal is to obtain a leadership position for its products in these segments.  This would provide the momentum and cash flow to penetrate other industries. The Company will continue to serve customers in these industries while also exploring opportunities for growth.  For financial reporting, the Company considers the semiconductor and electronics industries as one business segment.

Semiconductor Industry

The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers.  It is a cyclical industry that had an upturn of capital equipment investment during 2006.  Industry analysts estimated that capital equipment spending increased 15-25% from 2005 to 2006.  SEMI indicated in its annual outlook that it expects the 2007 semiconductor capital equipment industry to be “flat to negative as semiconductor makers digest capital purchases” made in 2006.  In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers.  While the industry is cyclical, the majority of capital spending has been transitioning to 300mm equipment.  The Company’s CIMConnect and CIM300 products are well positioned to take advantage of increased demand for 300mm semiconductor tools.  Cimetrix equipment supplier customers have now shipped fully automated tools to virtually all of the major 300mm manufacturing facilities throughout the world.

The new SEMI standard named Interface A creates a new opportunity for Cimetrix, as this standard is directly applicable to Cimetrix’s customer base in the semiconductor industry.  If the leading chip makers begin to require their equipment suppliers to provide this new standard, Cimetrix believes it is in a leading position to supply products and solutions to the industry.

Electronics Industry

In addition to the semiconductor industry, the Company serves customers in a wide variety of electronics industries, including surface mount technology, small parts assembly, disk drive and specialized robotics.  The surface mount technology market includes factory equipment to produce and test printed circuit boards.  Applications involve high-speed multi-axis motion control with very tight vision system integration.  Some equipment suppliers have adopted the use of PCs as equipment controllers, while others typically use proprietary, homegrown controllers.  The Company provides software to several major suppliers in this industry.

Notable Achievements of 2006

The Company achieved major milestones in 2006 in the areas of overall company sales, success of its CIMPortal product line, expansion of its Global Services operations and continued progress in the Japanese market.

Overall Company Sales and New Customers

Total Company revenues increased 19% during 2006.  Software revenues increased approximately 3% year-over-year, while service revenues increased over 80%.  Software revenues include a category for “new software licenses”, which increased 5% year-over-year.  While the Company does not break out revenues in this category, the Company saw an increase in its runtime license revenues in-line with the high end of industry analyst projections of 15-25% year-over-year growth in capital equipment spending.  Unfortunately, software revenues associated with the sales of “software development kits” decreased year-over-year.  The Company maintained a high win rate for its “software development kits” during 2006, but the number of available opportunities was significantly less than in prior years.  The Company expected that the number of available opportunities to sell the Company’s CIM 300 software development kits would decline year-over-year, but the Company also believed that the number of Interface A opportunities would increase significantly year-over-year to counteract the decline in CIM300 sales.  Sales related to the Company’s new CIMPortal (Interface A) product line increased over the prior year, but did not increase as quickly as hoped due to slower than anticipated market adoption.  The Company continued to win the majority of important new “design in” opportunities available to it and announced in December that 50% of the top twenty 300mm equipment suppliers worldwide have now selected CIMPortal.

Service revenues increased over 80% year-over-year with over 50% growth in professional services revenues from the Company’s OEM Solution Center and incremental revenue from the first full year of operations of its new DMSC (Data Management Solution Center).

Success of CIMPortal Product Line

The Company has been working hard to establish a leadership position in the emerging market for the new SEMI standard called Interface A, which the Company believes can translate into an overall leadership position for SEMI software connectivity.  During 2006, Cimetrix concluded its extensive beta program for its CIMPortal product line and released its first official product release to top tier 300mm equipment supplier customers in North America, Europe and Japan.  During a number of competitive, head-to-head product evaluations, Cimetrix was able to win critical new top-tier equipment supplier customers around the world, while ensuring that its CIMConnect/CIM300 customer base remained satisfied with Cimetrix by selecting CIMPortal.  CIMPortal received the prestigious Semiconductor International Editor’s Choice Best Products award at SEMICON West 2006, joining CIMConnect and CIM300 as previous award winners.

Expansion of Global Services Operations

The Company expanded its Global Services capabilities in two significant ways.  First, Cimetrix’s OEM Solution Center expanded its capabilities for 300mm equipment supplier customers to serve as their single source “outsource partner” for factory automation connectivity.  Cimetrix has a number of semiconductor 300mm equipment supplier customers that have decided that knowledge of the SEMI standards is a non-core activity and they would prefer to have a full outsource partner that is capable of ensuring their equipment is compliant with their respective customer factory automation connectivity requirements.  The Company has responded by increasing its staff and capabilities in order to meet these customer requirements and was rewarded with its first customer commitments for full factory automation outsourcing during 2006.  The Company anticipates this trend to continue.

Secondly, Cimetrix had its first full year of operations for its new Data Management Solution Center, which now positions the Company to provide professional services directly to semiconductor and electronics manufacturing companies.  The Data Management Solution Center provides yield and manufacturing data management solutions that help reduce manufacturing costs and improve manufacturing efficiencies.  This also complements the Company’s CIMPortal initiatives for end user customers.

Continued Progress in the Japanese Market

The Company has been investing in its alliance with CIM, Inc. based in Yokohama, Japan to provide a higher level of sales and service for its products in the important Japanese market.  Cimetrix and CIM were rewarded for their efforts by having two of the largest semiconductor equipment suppliers in Japan select Cimetrix’s CIMPortal product for its Interface A solution.

Cimetrix Product Line

Motion Control

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

Core Motion is an integral part of CODE 6. Core Motion allows customers to eliminate the cost and complexity of a specialized motion card. With Core Motion, these expensive specialized motion cards are replaced through software.  Using the proven real-time extensions for Windows, PC processing power is used to move these specialized software functions from the motion card to the PC.  A network or low-cost interface card is used to interface the PC controller to the servo hardware.

GEM300

CIMConnect™ is designed for general purpose equipment connectivity and enables production equipment in the electronics industries to communicate data to the factory’s host computer through the semiconductor equipment communication standard (SECS), generic equipment  model (GEM) and extensible markup language (XML) based communication standards. CIMConnect can also support other emerging communications standards for maximum flexibility.  It also supports multiple host interfaces simultaneously, which allows customers to support legacy, custom, and GEM interfaces.  CIMConnect is used in semiconductor wafer fabrication, semiconductor back-end (test, assembly and packaging), flat panel display, surface mount technology and disk drive industries.

TESTConnect is a SECS/GEM host emulator used to test equipment to ensure it complies    with the SECS standards.  TESTConnect simplifies the process of testing SECS implementation through the use of an intuitive, graphical user interface and menu-driven property screens that allow customers to construct message sets and test them without any programming.

CIM300 is a family of software tools for manufacturers of 300mm semiconductor equipment that allow for quick implementation of the required 300mm SEMI standards, including E39, E40, E87, E90, E94 and E116. Components of CIM300 include:

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

•                  CIM116-Equipment Performance Tracking™ — Provides equipment performance tracking  as defined in SEMI E116.  CIM116 tracks equipment performance in an automated and consistent manner without requiring operator or host computer input.  CIM116 provides unique functions for defining specific equipment modules and automatically manages the equipment’s EPT State Model.

Equipment Data Acquisition (EDA)

CIMPortal is a new family of software tools for manufacturers of semiconductor equipment that allow for quick implementation of the new SEMI standards for Interface A, including E120, E125, E132 and E134, as well as optional features that support the Japanese Tool Data Interface (TDI) standards.  The CIMPortal family includes products for equipment makers, fabs and third party application software providers.  Interface A specifies a new port on each tool that provides detailed structured data that can be used for advanced process control, e-diagnostics, and other equipment engineering services applications.  These software applications will become critical to the fabs as shorter ramp times are required.  CIMPortal is a SEMI standards compliant Interface A data collection and routing product with high-speed distributable data collection modules, equipment modeling tools, and a rich set of rules-based security and optimization features.

Competition

The Company’s main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

In the 300mm connectivity market, Cimetrix’s main competitor is Asyst Technologies, Inc.  Asyst is a large automation company focused on hardware-based automation solutions for the semiconductor and flat panel industries.  As they struggle to remain profitable in the difficult automation hardware market, it is not clear how much focus or investment Asyst is making in the software connectivity market or whether connectivity software is a strategic goal for Asyst.  However, they have considerable engineering resources and are the largest threat to Cimetrix.  Currently, Cimetrix believes it can compete effectively against Asyst with superior software technology and market focus.  The Company believes that it has been winning the majority of new 300mm factory automation and Interface A software opportunities for the last several years.

Large equipment suppliers that choose to create their own connectivity software solutions and do not purchase third party products are indirect competitors.  For example, Applied Materials is the largest semiconductor capital equipment manufacturer and typically develops all of its connectivity software internally.  There are also a number of integration companies that offer products and/or solutions meeting the 300mm connectivity needs for SECS/GEM, 300mm automation standards and Interface A.  All competitors have varying levels of expertise in semiconductor fabs.

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

In-house developed controllers are potentially competitive, but they are also potential customers.  Certain electronics equipment suppliers develop their own controllers, some on PC platforms and some on proprietary hardware.  Cimetrix offers a distinct advantage to them by increasing software quality through its software re-use techniques, decreasing the time to market for a new open architecture controller, and assisting the transition of their engineering staff to the latest technologies such as Microsoft’s .NET, unified modeling language and object-oriented analysis and design techniques.  The Company’s CODE and equipment communications software products offer these advantages.

With Core Motion technology in CODE 6, manufacturers of intelligent motion cards can be considered competitors for part of the CODE product line, although CODE 6 continues to also support a number of popular motion cards.

Management believes that most, if not all, of the Company’s major competitors currently have greater financial resources and market presence than Cimetrix.  Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products.  Further, each of these competitors has already established a share of the market for their products, and may find it easier to limit market penetration by the Company.  While management is unaware of any current initiatives, any of these competitors could be developing additional technology that will directly compete with the Company’s product offerings.  By focusing on the semiconductor and electronics markets for the short term, management believes the Company can earn a leadership position in the face of other competitors.

Sales and Marketing

The sales and marketing staff are responsible for identifying key end-user customers and the top-tier OEMs in each primary market.  Sales and marketing efforts are combined into one unified force, supporting both equipment connectivity and motion control products under David P. Faulkner, executive vice president of sales and marketing.  The Company’s sales offices are located in Salt Lake City, Utah; Boston, Massachusetts; and Amancy, France.  In addition, the Company has key distributors located in Yokohama, Japan and Seoul, Korea.

Global Services

The Company’s professional services and support operations are conducted under the direction of the Company’s vice president of global services, Kourosh Vahdani.  His group, which includes Professional Services and Quality Customer Support, is responsible for providing support to our customer base, maintaining the Company’s software product lines, and delivering professional service projects.  During 2006, Cimetrix Global Services expanded its OEM Solution Center to offer full factory automation outsourcing capabilities, and had its first full year of operations with its new Data Management Solution Center that was formed from the acquisition of EFS Solutions in late 2005.  Global Services, OEM Solution Center and Quality Customer Support operate out of the Company’s office in Salt Lake City, Utah.  The Data Management Solution Center operates out of an office in Tempe, Arizona.

Research and Development

The Company’s research and development operations are conducted under the direction of the Company’s director of research and development, William D. Grey.  His group is responsible for developing and testing new products.  The Company’s strategy is to develop standard software products that have been thoroughly tested and deliver/support these products as they are brought to market.  A comprehensive software quality program and rigid coding standards are keys to the development process. Expenditures for research and development are discussed below, under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The technology purchased from Brigham Young University and Systematic Designs, along with other technology developed internally, is proprietary in nature.  The Company has obtained a US patent on certain aspects of its technology. This patent was issued in March 1994 and will expire in March of 2011. In addition, the Company has registered its CODE software system with the US Copyright Office, which is updated from time to time to register updates to current products.  For the most part, other than the one patent and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology.  No cost has been capitalized with respect to the patent.

Major Customers and Foreign Sales

During 2006 and 2005, no single customer accounted for 10% or more of the Company’s total sales.  During 2004, one customer accounted for $489,000, or 11%, of the Company’s total sales.

The following table summarizes domestic and export sales, as a percent of total sales, for the three years ended December 31, 2006, 2005 and 2004.:

Year Ended December 31,	2006	2005	2004

Domestic sales	61%	58%	55%
Export Sales	39%	42%	45%

Through December 31, 2006, all the Company’s export sales have been payable in United States dollars.

In 2006 and 2005, no single foreign country accounted for more than 10% of the Company’s total sales.  In 2004, sales to customers in Germany and Switzerland accounted for 11% and 12%, respectively, of total sales.

Personnel

As of March 23, 2007, the Company had 42 employees, 28 of whom are involved in software research and development and providing software engineering services and customer support, 6 of whom are involved in sales and marketing, and 8 of whom who are in finance and administrative positions.  None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

Robert H. Reback, President and Chief Executive Officer, age 47, joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001.  Mr. Reback was the District Manager of Fanuc Robotics’ West Coast business unit from 1994 to 1995.  From 1985 to 1993, he was Director of Sales/Account Executive for Thesis, Inc., a privately owned supplier of factory automation software, and was previously a Senior Automation Engineer for Texas Instruments.  Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.

David P. Faulkner, Executive Vice President of Sales and Marketing, age 51, joined the Company in August 1996.  Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996.  Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

Kourosh Vahdani, Vice-President of Global Services, age 45, joined Cimetrix as Vice-President of Global Services in December 2004.  Prior to joining Cimetrix, Mr. Vahdani was a Senior Consultant performing contract services for Xilinx, Inc. during 2004.  From 1996 to 2003, he was Director of Western Operations for TRW, Inc. Manufacturing Solutions, with responsibility for the systems integration business serving semiconductor manufacturers worldwide.  From 1987 to 1996, Mr. Vahdani worked for Advanced Micro Devices in a variety of engineering and management positions associated with factory automation.  Mr. Vahdani has a B.S. degree in Computer Sciences from St. Edwards University in Austin, Texas.

Dennis P. Gauger, Chief Financial Officer, age 55, joined Cimetrix as Chief Financial Officer in April 2004.  Mr. Gauger is a licensed Certified Public Accountant in Utah and Nevada, and serves on a part-time, consulting basis.  Over the past eight years, he has served several public and private companies in a variety of industries as a part-time, contract financial executive, corporate troubleshooter and consultant.  Previously, Mr. Gauger worked for Deloitte & Touche LLP, an international accounting and consulting firm, for 22 years, including 9 years as an accounting and auditing partner, where he directed domestic and international firm interactions with senior executive management, audit committees, and boards of directors.  He has a background in SEC accounting and reporting, mergers and acquisitions, technical accounting issues, finance and operations.  Mr. Gauger holds a B.S. degree in accounting from Brigham Young University.  He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

ITEM 1A.  RISK FACTORS

Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect the Company’s financial condition and results of operations.  Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  In addition to the factors discussed elsewhere in this report, these are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.  Although the Company has attempted to list the factors that it is currently aware may have an impact on its operations, there may be other factors of which the Company is currently unaware or to which it does not assign sufficient significance, and the following list should not be considered comprehensive.

The Company has a history of operating losses and its future liquidity is largely dependent on positive cash flows from operations.

The Company has an accumulated operating deficit of $30,785,000 at December 31, 2006 and has $471,000 of Senior Notes outstanding, net of discount.  The Company currently does not have a bank line of credit or similar source of operating funds.  The Company’s future liquidity is dependent on obtaining and sustaining positive cash flows from operations, and, to the extent necessary, obtaining external financing through the issuance of debt or equity securities.  See “Liquidity and Capital Resources.”.  If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

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

Sales of the Company’s software products and related services depend upon the decision of a prospective customer to change its current software applications.  Therefore, the decision to purchase the Company’s products and services often requires time consuming internal procedures associated with the evaluation, testing, implementation and introduction of new technologies into customers’ software applications.  In addition, after the technical evaluation has been successfully completed, the Company may experience further delays finalizing system sales while the customer obtains internal approval for the new software application.  Consequently, months or even years may elapse between the first contact with a customer regarding a potential purchase and the customer’s placing the order.  The Company’s lengthy sales cycle increases sales and marketing costs and reduces the predictability of the Company’s revenues.

The Company is dependent upon OEM customers.

The Company sells its products principally to equipment suppliers, which the Company sometimes refers to as OEMs, which have the relationships with the end users. The quantity of each customer’s business with the Company depends substantially on that customer’s relationships with end users, market acceptance of the customer’s products that utilize the Company’s software products and the development cycle of the customer’s products.  The Company could be materially adversely affected by a downturn in either its customer’s sales or their failure to meet the expectations of their end-user customers.  The Company will likely from time to time have individual customers that account for a significant portion of its business and any adverse developments in such customers’ business would adversely affect the Company.

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

The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert H. Reback, President and Chief Executive Officer, David P. Faulkner, Executive Vice President of Sales and Marketing., and Kourosh Vahdani, Vice President of Global Services.  The loss of any member of the Company’s senior management team could adversely affect the Company’s business prospects.  The Company does not maintain key-man insurance for any of its key management personnel.

The successful integration of the EFS business is key to the Company’s future profitability.

Management believes the strategic acquisition of EFS in late 2005 will add significant services revenue and operating profitability to the Company.  The successful integration of the EFS business into the Company’s new Data Management Solution Center will be dependent on the Company’s ability to continue to serve the former EFS customer base and expand into the anticipated end user markets for data management associated with the new Interface A standards.  The sales cycle of the Data Management Solution Center services may be longer than anticipated, resulting in delays in the Company recording additional services revenue and adding profitability from this acquisition.

The growth of the Company’s future sales and revenues is largely dependent upon industry adoption of Interface A.

Management believes that the semiconductor manufacturing industry will begin to adopt and require its equipment suppliers to meet the new SEMI Interface A standards.  However, there is no guarantee that the semiconductor industry will indeed adopt this new standard or that it will ever be required.  If the new standard does not become an industry requirement, this would significantly affect the Company’s sales and revenues projected for its CIMPortal product line as well as its Data Management Solution Center, which would significantly adversely affect operating results.

Future litigation may adversely affect the Company.

If legal proceedings are brought against the Company in the future, there could be adverse consequences.  If the Company were sued for a violation of the intellectual property rights of another entity, the target of a class action with respect to fluctuations in its share price, or the defendant (or even the plaintiff) in other major litigation, the business and operations of the Company could be adversely affected.  Any such litigation could distract management attention and result in significant costs, without regard to the outcome of the litigation.  In addition, any adverse judgment in such litigation could have a material adverse impact on the financial position of the Company and its business prospects.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, an amendment of SFAS Statements No. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based compensation transactions.  The Company implemented SFAS No. 123(R) on January 1, 2006, requiring that such transactions be accounted for using a fair-value-based method and recognized as expenses.  The adoption of this accounting treatment resulted in the Company reporting an increase in operating expenses of $350,000 in 2006, and may result in the Company reporting increased operating expenses in future years, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of the Company’s common stock.

The price of the Company’s common stock has fluctuated in the past and may continue to fluctuate significantly in the future.

The market price of the Company’s common stock has been highly volatile in the past, which may continue in the future..  In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations.  These fluctuations have often been unrelated to the operating performance of the affected companies, and such fluctuations could adversely affect the market price of the Company’s common stock.  In the past, securities class action litigation has often been instituted against a company following periods of volatility in its stock price.  This type of litigation, if filed against the Company, could result in substantial costs and divert management’s attention and resources.

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

Asyst Technologies, Inc. has made claims in correspondence to the effect that certain of the Company’s products may infringe its proprietary rights, including claims as to which Asyst has a European patent but does not yet have a United States patent.  The Company believes that it does not infringe any such proprietary rights, that any patent rights Asyst does have are either invalid or unenforceable, that a United States patent is not likely to issue due to prior art and that, even should a patent issue, the Company’s products would not infringe. Should any litigation ensue, the Company intends to vigorously defend itself.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2006.

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

	Price Range
Period (Calendar Year)	High	Low
2005
First quarter	$.85	$.48
Second quarter	$.57	$.46
Third quarter	$.57	$.44
Fourth quarter	$.46	$.27

2006
First quarter	$.49	$.35
Second quarter	$.86	$.39
Third quarter	$.50	$.28
Fourth quarter	$.36	$.27

On March 23, 2007 the closing bid quotation for the Company’s common stock on the NASD OTC   Bulletin Board was $0.28 per share.  Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

On March 23, 2007, there were 31,927,432 shares of common stock outstanding held by approximately 660 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

To date, the Company has not paid dividends with respect to its common stock.  There is no restriction on the declaration or payment of dividends set forth in the Articles of Incorporation of the Company or in any agreement to which it is a party.  However, management plans to retain future earnings, if any, for working capital and investment in growth and expansion of the business of the Company. Management does not anticipate paying any dividends on the common stock in the foreseeable future.

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

The following table summarizes the Company’s equity compensation plan as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Issued as Restricted Stock Grants (2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (3)	4,115,500	$.53	765,000	1,303,875

(1)         Excludes 266,250 shares issuable upon the exercise of warrants issued to purchasers of the Company’s Senior Notes and 200,000 shares issuable upon the exercise of warrants issued to consultants as they were not issued as compensation to Company officers, directors or employees.  See Warrants, discussed below.

(2)         During the year ended December 31, 2006, restricted stock awards for a total of 765,000 shares of the Company’s common stock were approved, with vesting periods ranging from one to four years.

(3)         A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan.  To date, a total of 65,625 options have been exercised under the Plan.

A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan.  Of this amount, 6,100,000 shares are registered for resale pursuant to a Form S-8 registration statement, which became effective on August 27, 2004.  Options issued to employees, directors and former directors began to expire in January of 2007, and, if not exercised, will continue to expire through October 2013.

Warrants

In addition to the shares issuable under the Company’s equity compensation Plan, the Company has outstanding warrants to purchase 466,250 shares of common stock at a weighted average exercise price of $0.43 per share.  Warrants to purchase 266,250 shares are held by purchasers of the Company’s Senior Notes and expire in September 2008.  Warrants to purchase 200,000 shares were issued to consultants and expire in March and July 2007.

Performance Graph

The following graph shows a comparison of the five-year cumulative total return for the Company’s common stock, the Nasdaq Stock Market (U.S.) Index, and the Nasdaq Computer and Data Processing Stocks Index, assuming an investment of $100 on December 31, 2001.  The cumulative return of the Company was computed by dividing the difference between the price of the Company’s common stock at the end and the beginning of the measurement period (December 31, 2001 to December 31, 2006) by the price of the Company’s common stock at the beginning of the measurement period.

Recent Sales of Unregistered Securities

During September 2006, the Company closed an offer to extend the maturity date of $471,000 of Senior Notes from September 30, 2006 to September 30, 2007.  In connection with the extension of the maturity date of these Senior Notes, the expiration date of warrants issued with the Senior Notes to purchase 266,250 common shares of the Company at $0.35 per share was also extended from September 30, 2006 to September 30, 2007.

During March 2007, the Company closed an offer to further extend the maturity date of these Senior Notes and the expiration date of the related warrants to September 30, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2006 were derived from the Company’s consolidated financial statements audited by HJ & Associates, LLC, independent registered public accountants, for the year ended December 31, 2006 and Tanner LC, independent registered public accountants, for the years ended December 31, 2002 through 2005.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002

Results of Operations Data:
Net sales	$5,556,000	$4,670,000	$4,542,000	$3,340,000	$2,975,000
Income (loss) from operations	(1,108,000)	(591,000)	391,000	(592,000)	(3,781,000)
Net income (loss)	(1,149,000)	(706,000)	164,000	(931,000)	(4,055,000)

Income (loss) per common share - diluted	$(0.04)	$(0.02)	$0.01	$(0.04)	$(0.17)

Dividends per common share	$—	$—	$—	$—	$—

Balance Sheet Data:

Total Assets	$2,538,000	$3,295,000	$2,358,000	$3,032,000	$2,968,000
Long-term debt, net of current portion	446,000	—	691,000	1,865,000	1,556,000
Stockholders’ equity (deficit)	922,000	1,758,000	(198,000)	(506,000)	(888,000)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2006, 2005 and 2004, and the Company’s financial position at December 31, 2006.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the sales of software and services.  Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support.  Services includes the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.  During 2006, Cimetrix expanded its efforts initiated in late 2005 to provide software products and professional services tailored to meet the needs of end users in the areas of equipment connectivity and data management.  For a detailed discussion of the Company’s products, markets, and other Company information, refer to Item 1, “Business.”

Reclassifications

The Company has reclassified certain of its revenues and operating expenses during the current year to present consolidated statements of operations that the Company believes are more consistent with industry practice.  The reclassifications did not change total revenues or total operating costs and expenses, but only individual categories within these sections of the consolidated statements of operations.  The reclassifications did not have an impact on net loss or loss per common share.  Amounts for the comparative periods presented for 2005 and 2004 have also been reclassified to conform to the current year presentation.  See Note 1 to the Consolidated Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with U. S. generally accepted accounting principles.  The following accounting policies significantly affect the way the financial statements are prepared.

Revenue Recognition

The Company derives revenues from two primary sources, software and professional services.  Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support.  The Company has “off-the-shelf” software packages in the machine control and communications product lines.  Machine control products include items such as CODE 6.0, CIMControl, and CIMulation.  Communications products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products.  Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications.

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

The Company’s products are fully functional at the time of shipment.  The software components of the Company’s products do not require significant production, modification or customization.  As such, revenue from product sales is recognized upon shipment provided that the criteria outlined above are met.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $350,000  on a straight-line basis for the year ended December 31, 2006,  for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the year ended December 31, 2005 have not been restated.

The stock-based compensation expense for the year ended December 31, 2006 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  There was no stock compensation expense capitalized during the year ended December 31, 2006.  On the date of adoption of SFAS No. 123(R), there were 5,551,500 stock options issued to employees and directors of which, 3,564,875 options were fully vested.  During the twelve months ended December 31, 2006, options to purchase 1,010,500 shares of the Company’s common stock were issued to employees and directors, with a weighted average exercise price of $0.41 per share.  During the year ended December 31, 2006, restricted stock awards to employees for a total of 765,000 shares of the Company’s common stock were approved, with vesting periods ranging from one to four years.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $99,000 and $114,000 as of December 31, 2006 and 2005, respectively.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

Impairment of Long-Lived Assets

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At December 31, 2006, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,770,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to net revenues derived from the Company’s Consolidated Statements of Operations for each of the three preceding fiscal years.

Year Ended December 31,	2006	2005	2004

Total revenues	100%	100%	100%

Operating costs and expenses:
Cost of revenues	41	33	29
Sales and marketing	22	22	21
Research and development	19	25	16
General and administrative	30	29	22
Depreciation and amortization	8	4	3

Total operating costs and expenses	120	113	91

Income (loss) from operations	(20)	(13)	9
Interest expense, net of interest income	(1)	(2)	(6)
Other income (expense)	—	—	1

Net income (loss)	(21)%	(15)%	4%

The Company reported a net loss of $1,149,000 for the year ended December 31, 2006, compared   to a net loss of $706,000 for the year ended December 31, 2005.  The net loss for 2006 includes non-cash expense of $350,000 related to the implementation of SFAS 123(R) at January 1, 2006.  This standard required the Company to expense the fair value of stock options and restricted stock awards issued to employees.  The net loss for 2006 also includes non-cash expense of $432,000 for depreciation and amortization, which significantly increased over the prior year as a result of the acquisition of EFS Solutions, Inc. in October 2005.

In addition, fees paid by the Company to outside professionals increased during 2006 compared to the same period in 2005.

During 2005, the Company made important changes to its organization to foster continued growth.  The Company formed a new Global Services group and added additional personnel to focus on providing complementary professional services to its OEM customer base through a new OEM Solution Center, while continuing to provide customer support.  Salary and other expenses of the Global Services group directly related to client professional services, including customer service projects, are allocated to cost of sales.  In addition, in October 2005, the Company completed the acquisition of EFS Solutions, Inc., a company providing specialty engineering services to semiconductor companies, and formed a new Data Management Solution Center.  Through this acquisition, the Company added additional employees to the Global Services group.  Professional services revenues, as a percentage of total revenues, increased significantly during the year ended December 31, 2006, compared to 2005, due to a significant increase in professional services revenue from the OEM Solution Center and the incremental increase in professional services revenue from the new Data Management Solution Center.

Results of Operations

Revenues

The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

Year Ended December 31,	2006		2005		2004

New software licenses	$2,783,000	50%	$2,649,000	57%	$2,841,000	62%
Software license updates and product support	1,095,000	20%	1,098,000	23%	902,000	20%

Total software revenues	3,878,000	70%	3,747,000	80%	3,743,000	82%

Professional services	1,678,000	30%	923,000	20%	799,000	18%

Total revenues	$5,556,000	100%	$4,670,000	100%	$4,542,000	100%

Total revenues for 2006 increased $886,000, or 19%, to $5,556,000, from $4,670,000 in 2005.  As the table above indicates, the increase in net sales in 2006 was attributed to an increase in professional services revenues, and to a lesser extent, new software licenses revenues, offset by a slight decrease in software license updates and product support revenues.  The increase in professional services revenue in the current year compared to last year can be attributed to the positive results realized from the investment in the Global Services group and the additional revenues generated by the new Data Management Solution Center.  New software license revenues increased marginally in 2006 compared to 2005 due to lower revenues from the sale of software development kits to new customers.  There is increased competitive price pressure for the Company’s 300mm OEM Connectivity software development kits and the potential market is limited.  The Company’s runtime revenue associated with machine shipments from its OEM customers increased significantly on a year-over-year basis, which management believes has a correlation to the increase in the global semiconductor and electronics capital equipment markets as compared to last year.

For the past several years, the Company’s sales strategy has been focused on winning new major OEM customers.  The Company has generally reported increases in software sales over this period, reflecting the success of the Company in achieving new major OEM design wins, combined with the modest recovery of the capital equipment markets in the semiconductor and surface mount technology industries.  Each new OEM customer results in another equipment manufacturer integrating the Company’s software into the tools that it sells to factories around the world.  This yields additional revenues for the Company in several ways, including software revenues from the initial software license purchase and recurring “runtime” revenue associated with the shipment of each piece of equipment by the OEM to its customers, as well as ongoing support and maintenance contracts.

During 2006, the Company experienced strong growth in runtime licenses year-over-year at the high end of the industry growth of 15-25% reported by industry analysts for semiconductor capital equipment sales. However, software license revenues associated with the sales of software development kits declined year-over-year.  The number of opportunities available to sell the Company’s CIM300 software development kit was substantially lower than in previous years, and the expected upturn in opportunities to sell CIMPortal software development kit progressed slower than anticipated.

New SEMI standards were approved in late 2004, including the new Interface A standard, which enables semiconductor companies to have a second network connection to semiconductor manufacturing equipment offering access to additional data generated during the manufacturing process.  This new standard opens up new market opportunities for the Company with its CIMPortal product line.  The Company believes that the critical need for data will result in the new Interface A standard becoming a requirement on all 300mm equipment over the next several years.  While the Company cannot control the rate of industry adoption of this new standard, the Company has invested heavily in its CIMPortal product line in order to be ready for the “early adopter” customers that want to be leaders in offering Interface A.  However, integrated device makers have been slower to demand Interface A from their OEM customers than previously forecast..  This has resulted in fewer opportunities for the Company and lower than anticipated software sales.  However, the Company made the most of the available opportunities and several new top-tier OEM customers selected CIMPortal after rigorous competitive evaluations.  The Company believes that it has a technically superior CIMPortal product and received purchase orders from five new “top-tier” semiconductor OEM customers during 2006, as well as a leading IDM.

While the Company’s focus over the past several years has been on the sale of software products, as previously mentioned, the Company began an initiative in 2005 to provide more comprehensive professional services to its OEM customers that want a full, single-source solution provider capable of being their worldwide “outsource partner” for factory automation connectivity.  As a result of this initiative, the Company did experience continued growth in services revenues during 2006.  As previously discussed, the Company expanded its OEM Solution Center focused on meeting the professional services needs of its OEM customers and had its first full year of operations for its new Data Management Solution Center, with the intention of proactively marketing its capabilities to provide data management solutions to integrated device maker end user customers.  The Company is beginning to see the results of these initiatives with a significant increase in professional services revenue in 2006, as compared to 2005, and believes there are more opportunities for growth.

While the Company cannot predict market or economic conditions for subsequent years, it believes that it has added significant new customers in its goal to achieve critical operational mass and, with the expansion of its Global Services group, is positioned for future worldwide sales growth.

Total revenues for 2005 increased $128,000, or 3%, to $4,670,000, from $4,542,000 in 2004. The increase in net revenues in 2005 was attributed to an increase in professional services revenues and software license updates and product support revenues, partially offset by a decrease in new software license revenues. This decrease in new software license revenues was due to lower revenues from the sale of software development kits to new customers.  The increase in professional services revenue can be attributed to the positive results realized from the investment in the Global Services group and the additional revenues generated by the new Data Management Solution Center.  The decrease in new software license revenues in 2005 compared to 2004 can be attributed to lower than anticipated new software license revenues from the Company’s OEM customer base, combined with a one-time, non recurring new software license purchase in 2004 in the amount of approximately $300,000.  The Company’s largest market was the global semiconductor capital equipment market, which enjoyed healthy growth in 2004, but declined 8% to 10% in 2005.

Cost of Revenues

The Company’s cost of revenues as a percentage of total revenues for the years ended December 31, 2006, 2005 and 2004 was 41%, 33% and 29%, respectively.  Cost of revenues increased $736,000, or 48%, to $2,275,000 for 2006, from $1,539,000 for 2005.  The year-over-year increases were due to the increased percentage of total revenues attributed to professional services in the current year, which revenue has higher labor and other costs of revenue than software revenues.  In addition, the expansion of the Global Services group resulted in more costs charged to cost of revenues during 2006, as compared to 2005.  Cost of revenues as a percentage of total revenues will vary from year to year depending on the mix of software and service sales, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Cost of revenues increased $201,000, or 15%, to $1,539,000 for 2005, from $1,338,000 for 2004.  The Company’s cost of revenues as a percentage of net sales increased during 2005 compared to 2004 due to the formation of the Company’s Global Services group in 2005. During 2005, the Company invested employee and other resources in the development of major OEM customer relationships.

Sales and Marketing

Sales and marketing expenses increased $206,000, or 20%, to $1,234,000 in 2006, from $1,028,000 in 2005.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, press releases, and the costs related to the Company’s representation at industry trade shows.  The increase in sales and marketing expenses during the current year is primarily related to stock-based compensation expense reported for the first time by the Company in 2006 as well as an increase in staff to better support new Japanese OEM customers.

Sales and marketing expenses increased $80,000 or 8%, to $1,028,000 in 2005, from $948,000 in 2004. The increase in sales and marketing expenses in 2005 compared to 2004 was due to the additional staff added to the Company’s sales and marketing organization to assist with the Japanese market, as well as the commitment of significant resources to hold a seminar in Japan in the first quarter of 2005.

Research and Development

Research and development expenses decreased $116,000, or 10%, to $1,037,000 in 2006, from $1,153,000 in 2005.  The Company has committed to invest significant research and development resources for its new CIMPortal product family, as well as pursue other new product opportunities.  Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.  Because the Company released its CIMPortal version 1.0 software product in early 2006, the costs associated with CIMPortal research and development decreased during the twelve months ended December 31, 2006, as compared to the same period in 2005.

Research and development expenses increased $435,000, or 61%, to $1,153,000 in 2005, from $718,000 in 2004.  In January 2005, a separate research and development department was formed, with all salary and other expenses of the department fully charged to research and development expenses during 2005.

General and Administrative

General and administrative expenses increased $336,000, or 25%, to $1,686,000 in 2006, from $1,350,000 in 2005.  The increase in expenses resulted from an increase in professional fees, additional accounting personnel, and stock-based compensation expense reported for the first time by the Company in 2006.  In addition, the Company has experienced higher legal fees as it has entered into contracts with top tier OEM customers around the world.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

General and administrative expenses increased $334,000, or 33%, to $1,350,000 in 2005, from

$1,016,000 in 2004.  These increases resulted from an increase in professional fees as well as the addition of general and administrative personnel during 2005.

Depreciation and Amortization

Depreciation and amortization expense increased $241,000, or 126%, to $432,000 in 2006 from $191,000 in 2005. Depreciation and amortization expense increased $60,000, or 46% to $191,000 in 2005 from $131,000 in 2004. These increases in depreciation and amortization expense are due to the amortization of the intangible assets acquired from EFS Solutions in October 2005.

Other Income (Expense)

Interest income decreased by $16,000, or 38%, to $26,000 in 2006, from $42,000 in 2005.  The decrease resulted from lower levels of cash reserves in the current year.

Interest income increased by $30,000, or 250%, to $42,000 in 2005, from $12,000 in 2004.  The increase resulted from higher levels of cash reserves primarily due to the $2,000,000 sale of the Company’s common stock in January 2005, and due to the Company earning a higher rate of return on its cash reserves during 2005 as compared to 2004.

Interest expense decreased $93,000, or 56%, to $72,000, in 2006, compared to $165,000 in 2005. Interest expense decreased $104,000, or 39%, to $165,000, in 2005, compared to $269,000 in 2004.  These decreases were attributable to reductions in the outstanding principal balance of the Company’s Senior Notes in both 2006 and 2005.

Liquidity and Capital Resources

At December 31, 2006, the Company had current assets of $1,706,000, including cash and cash equivalents of $313,000, and current liabilities of $1,170,000, resulting in working capital of $536,000, compared to working capital of $591,000 at December 31, 2005.  Excluding deferred revenue of $614,000 at December 31, 2006, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company had current assets exceeding current liabilities in excess of $1,100,000.

As of December 31, 2006, the Company had $496,000 of Senior Notes outstanding due to related parties and others, $471,000 net of discount, comprised of the following:

8% Senior Notes due September 30, 2006	$25,000
8% Senior Notes due September 30, 2008	471,000
Senior Note discount	(25,000)
Total	$471,000

During March 2007, the Company closed an offer to extend the maturity date of $471,000 Senior Notes (including $163,000 of related party debt) and the expiration date of the related warrants from September 30, 2007 to September 30, 2008.  There are now warrants to purchase 266,250 shares expiring September 30, 2008.  All of these warrants are exercisable at $0.35 per share.  The extension of the due date of the Senior notes has significantly improved the working capital position of the Company.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of

December 31, 2006, the Company had an accumulated deficit of $30,785,000, but had total stockholders’ equity of $922,000.  During 2006, the Company reported a net loss of $1,149,000 and used cash of $183,000 in operating activities.  Results of operations in 2006 were negatively impacted by significant non-cash expenses, including $432,000 of depreciation and amortization, much of which resulted from the amortization of intangible assets recorded in the EFS Solutions acquisition, and $350,000 of stock-based compensation as a result of adopting SFAS 123(R) on January 1, 2006. Management believes that continued increases in sales and improvements in operations, together with the working capital position of the Company, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will improve in the near future.  If the Company is unable to obtain profitable operations and maintain positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

Net cash used in operating activities for the year ended December 31, 2006 was $183,000, compared to net cash used in operating activities of $401,000 for the same period in 2005.  The improvement in net cash used in operating activities in the current year resulted primarily from the increase in revenues, as discussed above, offset by increases in operating expenses and payments of accounts payable.

Net cash used in investing activities for the year ended December 31, 2006 was $65,000 to purchase property and equipment. Net cash used in investing activities for the year ended December 31, 2005 was $809,000, consisting of $665,000 paid in the acquisition of EFS and $144,000 used in the purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2006 was $217,000, consisting of the retirement of Senior Notes.  Net cash provided by financing activities for the year ended December 31, 2005 was $1,120,000, consisting of $2,031,000 in proceeds from the sale of common stock and the exercise of warrants, offset by the retirement of Senior Notes of $911,000.

The Company has not been adversely affected by inflation.  There are potential economic risks inherent in foreign trade.  Revenues from foreign customers were $ 2,144,000 during the year ended December 31, 2006, representing 39% of the Company’s total revenues, compared to $1,932,000, or 41%, of total revenues in 2005.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of its current level of business for the next twelve months.

Contractual Obligations and Commitments

The Company has various contractual obligations that are recorded as liabilities in its consolidated financial statements.  The Company also has employment commitments with its executive officers and other key employees.  Such commitments with the Company’s executive officers are described in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, which is incorporated by reference into Part III, Item 10, “Executive Compensation”, in this Annual Report on Form 10-K.

The Company has entered into operating leases for its office facilities.  The table below summarizes the obligations pursuant to these leases, assuming that all lease arrangements run to full term.

		Less Than	1 to 3	4 to 5
	Total	1 Year	Years	Years

Operating leases	$217,000	$167,000	$50,000	$—

Recently Issued Accounting Standards

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the year ending December 31, 2007.  The Company has not yet determined the financial statement impact of adopting FIN 48.

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The new standard was effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities.  The Company adopted SFAS No. 158 on December 31, 2006, with no material impact on the consolidated financial statements of the Company since the Company currently does not sponsor defined benefit pension or postretirement plans within the scope of the standard.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006.  This statement amends SFAS

140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities.  The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 by the Company on January 1, 2006 did not have an impact on the consolidated financial statements of the Company for the year ended December 31, 2006.

Factors Affecting Future Results

Total revenues for 2006 increased 19% compared to 2005.  However, new software license revenues decreased during this period compared to the same period last year.  Revenues from new software licenses included sales of software development kits and runtime revenue associated with OEM customer machine shipments.  Runtime revenue increased significantly year-over-year in accordance with the growth in capital expenditures in the semiconductor and electronics industries, and as the Company’s new customers gained over the past several years started to ship equipment with the Company’s software.  However, sales of software development kits were lower for 2006, as compared to 2005.  The Company believes sales of software development kits declined year-over-year for several reasons, including (i) many OEM customers are focused on fulfilling current customer orders and have postponed new software development projects, (ii) fewer companies are entering the market for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company, and (iii) the anticipated increase associated with the market adoption of Interface A has proceeded slower than anticipated..

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  In addition, management believes the formation of its new Data Management Solution Center will add significant services revenue if the Company is able to continue to serve the prior EFS Systems customers and leverage the Company’s expertise in Interface A to sell products and services directly to end user customers.  Management believes that its expanded customer base will enable the Company to increase its revenues year-over-year for fiscal 2007, while industry analysts predict a flat to slightly up market in capital equipment spending for the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.

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

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors.  The markets for the Company’s products are emerging and specialized.  There can be no assurance that the markets for industrial motion control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

Because of these and other factors, past financial performance is not necessarily indicative of future performance, and historical trends should not be used to anticipate future operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of the Company’s cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments.  The Company does not utilize derivative instruments to offset the exposure to interest rate changes.  Significant changes in interest rates may have a material impact on the Company’s investment income, but not on the Company’s consolidated results of operations.

The Company does have significant sales to foreign customers and is therefore subject to the effects of changes in foreign currency exchange rates may have on demand for its products and services.  The Company does not utilize derivative instruments to offset the exposure to changes in foreign currency exchange rates.  To minimize foreign exchange risk, the Company’s export sales are transacted in United States dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company called for by this item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on Page F-1.

The following table presents selected unaudited quarterly financial data for each of the four quarters in 2006 and 2005.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.

	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Total revenues	$1,468,000	$1,334,000	$1,243,000	$1,511,000	$1,153,000	$1,145,000	$1,043,000	$1,329,000

Net loss	(225,000)	(328,000)	(325,000)	(271,000)	(99,000)	(36,000)	(246,000)	(325,000)

Income (loss) per common share — diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—	$—	$(0.01)	$(0.01)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 21, 2006, the Company engaged HJ & Associates, LLC (“HJ”), as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2006.  On June 20, 2006, the Company dismissed Tanner LC (“Tanner”) as the Company’s independent registered public accounting firm.  The Audit Committee of the Board of Directors of the Company approved the decision to change accounting firms.

Tanner’s report dated March 24, 2006 on the Company’s consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two-year period ended December 31, 2005 and from that date through June 20, 2006:  (i) there were no disagreements between Tanner and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of such disagreements in connection with its reports; and (ii) there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

During the two-year period ended December 31, 2005 and from that date through June 20, 2006, neither the Company nor anyone on behalf of the Company consulted with HJ regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Tanner furnished a letter addressed to the Securities and Exchange Commission stating it agrees with the above statements that was filed as an exhibit to the Company’s report on Form 8-K filed June 23, 2006.

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006.  Based upon this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2006.

(b) Changes in internal controls

During the most recent fiscal quarter covered by this report, and since that date there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, other than the information regarding executive officers which is contained in Part I of this report, is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item, other than the information regarding our equity compensation plans which is contained in Part I of this report is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2007 Annual Meeting of Stockholders.

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

(b)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
11	Statement re: computation of per share earnings (4)
16.1	Letter from Tanner LC (5)
21	List of Subsidiaries (4)
23.1	Independent Auditors’ Consent — HJ & Associates, LLC*
23.2	Independent Auditors’ Consent — Tanner LC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated April 2, 2007*

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

(2)           Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

(3)           Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)           Included in Notes to Consolidated Financial Statements contained in this filing

(5)           Incorporated by reference to Exhibit 16.1 included with the report on Form 8-K dated June 20, 2006.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2007.

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
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	April 2, 2007
Robert H. Reback	(Principal Executive Officer)

/S/ Dennis P. Gauger	Chief Financial Officer	April 2, 2007
Dennis P. Gauger	(Principal Financial and Accounting Officer)

/S/ Scott C. Chandler	Director	April 2, 2007
Scott C. Chandler

/S/ C. Alan Weber	Director	April 2, 2007
C. Alan Weber

/S/ Michael B. Thompson	Director	April 2, 2007
Michael B. Thompson

CIMETRIX INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Cimetrix Incorporated

Salt Lake City, Utah

We have audited the consolidated balance sheet of Cimetrix Incorporated and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & ASSOCIATES, LLC
HJ & ASSOCIATES, LLC

Salt Lake City, Utah

March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Cimetrix Incorporated

We have audited the consolidated balance sheets of Cimetrix Incorporated and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LC
TANNER LC

Salt Lake City, Utah

March 24, 2006

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$313,000	$778,000
Accounts receivable, net	1,337,000	1,289,000
Inventories	11,000	—
Prepaid expenses and other current assets	45,000	61,000
Total current assets	1,706,000	2,128,000

Property and equipment, net	177,000	189,000
Intangible assets, net	563,000	894,000
Goodwill	64,000	64,000
Other assets	28,000	20,000

	$2,538,000	$3,295,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$153,000	$162,000
Accrued expenses	378,000	269,000
Deferred revenue	614,000	405,000
Current portion of notes payable — related parties, net	—	199,000
Current portion of notes payable, net	25,000	502,000
Total current liabilities	1,170,000	1,537,000

Long-term liabilities:
Notes payable — related parties, net	154,000	—
Notes payable, net	292,000	—
Total long-term liabilities	446,000	—

Total liabilities	1,616,000	1,537,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	31,753,000	31,440,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(30,785,000)	(29,636,000)
Total stockholders’ equity	922,000	1,758,000

	$2,538,000	$3,295,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Revenues:
New software licenses	$2,783,000	$2,649,000	$2,841,000
Software license updates and product support	1,095,000	1,098,000	902,000
Total software revenues	3,878,000	3,747,000	3,743,000
Professional services	1,678,000	923,000	799,000

Total revenues	5,556,000	4,670,000	4,542,000

Operating costs and expenses:
Cost of revenues	2,275,000	1,539,000	1,338,000
Sales and marketing	1,234,000	1,028,000	948,000
Research and development	1,037,000	1,153,000	718,000
General and administrative	1,686,000	1,350,000	1,016,000
Depreciation and amortization	432,000	191,000	131,000

Total operating costs and expenses	6,664,000	5,261,000	4,151,000

Income (loss) from operations	(1,108,000)	(591,000)	391,000

Other income (expense):
Interest income	26,000	42,000	12,000
Interest expense	(72,000)	(165,000)	(269,000)
Gain on extinguishment of debt	—	8,000	22,000
Other income (expense)	5,000	—	8,000

Total other expense, net	(41,000)	(115,000)	(227,000)

Income (loss) before income taxes	(1,149,000)	(706,000)	164,000

Provision for income taxes	—	—	—

Net income (loss)	$(1,149,000)	$(706,000)	$164,000

Income (loss) per common share:
Basic	$(0.04)	$(0.02)	$0.01
Diluted	$(0.04)	$(0.02)	$0.01

Weighted average number of shares outstanding:
Basic	31,927,000	30,458,000	27,730,000
Diluted	31,927,000	30,458,000	28,311,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2006, 2005 and 2004

					Additional
	Treasury Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2004	25,000	$(49,000)	27,652,246	$3,000	$28,634,000	$(29,094,000)	$(506,000)
Common stock issued for cash	—	—	400,000	—	140,000	—	140,000
Common stock issued upon exercise of stock options	—	—	11,446	—	6,000	—	6,000
Purchase and cancellation of treasury stock	—	—	(219,375)	—	(77,000)	—	(77,000)
Issuance of common stock warrants attached to senior notes	—	—	—	—	46,000	—	46,000
Options and warrants issued for services	—	—	—	—	29,000	—	29,000
Net income	—	—	—	—	—	164,000	164,000
Balance, December 31, 2004	25,000	(49,000)	27,844,317	3,000	28,778,000	(28,930,000)	(198,000)
Common stock issued for cash	—	—	2,500,000	—	2,000,000	—	2,000,000
Common stock issued upon exercise of warrants	—	—	88,000	—	31,000	—	31,000
Cashless exercise of warrants	—	—	125,779	—	—	—	—
Issuance of common stock in business acquisition	—	—	1,394,336	—	627,000	—	627,000
Options and warrants issued for services	—	—	—	—	4,000	—	4,000
Net loss	—	—	—	—	—	(706,000)	(706,000)
Balance, December 31, 2005	25,000	(49,000)	31,952,432	3,000	31,440,000	(29,636,000)	1,758,000
Stock—based compensation	—	—	—	—	280,000	—	280,000
Issuance of common stock warrants attached to senior notes	—	—	—	—	33,000	—	33,000
Net loss	—	—	—	—	—	(1,149,000)	(1,149,000)
Balance, December 31, 2006	25,000	$(49,000)	31,952,432	$3,000	$31,753,000	$(30,785,000)	$922,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,149,000)	$(706,000)	$164,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	432,000	191,000	139,000
Provision for doubtful accounts	(15,000)	60,000	(100,000)
Option and warrants issued for services	—	4,000	29,000
Stock-based compensation	350,000	—	—
Amortization of bond discount	20,000	38,000	39,000
Gain on extinguishment of debt	(8,000)	(8,000)	(22,000)
(Increase) decrease (net of acquisition) in:
Accounts receivable	(33,000)	186,000	(138,000)
Inventories	(11,000)	—	7,000
Prepaid expenses and other current assets	16,000	3,000	5,000
Increase (decrease) in:
Accounts payable	(33,000)	3,000	(53,000)
Accrued expenses	39,000	(29,000)	106,000
Deferred revenue	209,000	(143,000)	(14,000)
Net cash provided by (used in) operating activities	(183,000)	(401,000)	162,000
Cash flows from investing activities:
Purchase of property and equipment	(65,000)	(144,000)	(65,000)
Acquisition of business	—	(665,000)	—
Net sales of marketable securities	—	—	234,000
Net cash provided by (used in) investing activities	(65,000)	(809,000)	169,000
Cash flows from financing activities:
Payments of debt	(217,000)	(911,000)	(992,000)
Proceeds from the sale of common stock	—	2,031,000	140,000
Net cash provided by (used in) financing activities	(217,000)	1,120,000	(852,000)
Net decrease in cash and cash equivalents	(465,000)	(90,000)	(521,000)
Cash and cash equivalents, beginning of year	778,000	868,000	1,389,000
Cash and cash equivalents, end of year	$313,000	$778,000	$868,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1:  Organization and Significant Accounting Policies

Organization — Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (Cimetrix or the Company) are primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems, and semiconductor connectivity products that connect new semiconductor tools to each other and to host systems.

Principles of Consolidation — The consolidated financial statements include the accounts of Cimetrix Incorporated and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.  Cash equivalents were $0 and $659,000 as of December 31, 2006 and 2005, respectively.  Cash was $313,000 and $119,000 as of December 31, 2006 and 2005, respectively.  As of December 31, 2006, the Company had $170,000 of cash and cash equivalents that was federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Accounts Receivable — Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $99,000 and $114,000 as of December 31, 2006 and 2005, respectively.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

Inventories — Inventories, consisting of certain product licenses resold with the Company’s products, are stated at the lower of cost or market, with cost determined on a first-in, first out (FIFO) method.

Software Development Costs — The Company accounts for its software development costs in accordance with FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended).  Costs incurred prior to the establishment of technological feasibility, including costs of planning, designing, coding and testing are expensed as incurred.  The Company has determined that technological feasibility for its software products is reached shortly before the products are released in their final form.  Costs incurred after technological feasibility is established have not been material, and, accordingly, the Company has expensed all research and development costs when incurred.  Accordingly, no software development costs were capitalized during the years ended December 31, 2006, 2005 and 2004.

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

Research and Development - Research and development expenses include direct costs for wages, benefits, materials, and education of technical personnel and are expensed as incurred for software that has not achieved technological feasibility.  The Company also expenses hardware design and prototype expenses as incurred as research and development costs.

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

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets ranging from one to seven years.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated life of the asset or the expected term of the related lease.  Depreciable lives by asset group are as follows:

Equipment	2 — 7 years
Office equipment and software	1 — 7 years
Furniture and fixtures	5 — 10 years
Leasehold improvements	7 years
Automobiles	5 years

Maintenance and repairs are charged to costs and expenses as incurred.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

Intangible Assets — Intangible assets include the costs to obtain the Company’s AART and SDI SECS/GEM technology and intangible assets acquired in the 2005 acquisition of EFS Solutions, Inc.  Intangible assets that are determined to have finite lives are amortized over their estimated useful lives to the Company.  The amortization lives of definite-lived assets are as follows:

Technology	10 years
Customer relationships	5 years
Covenant not to compete	2 years

Goodwill — Goodwill, representing the excess of the purchase price of EFS Solutions, Inc. over the fair value of the identifiable net assets acquired, is not amortized but tested for impairment annually or when events or circumstances indicate that the carrying value may not be recoverable.  The Company performs the annual assessment of goodwill in the fourth quarter.

Impairment of Long-Lived Assets — The Company periodically reviews its long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  No impairment loss was recognized during the years ended December 31, 2006, 2005 and 2004.

Revenue Recognition — The Company derives revenues from two primary sources, software and professional services.  Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support.  The Company has “off-the-shelf” software packages in the machine control and communications product lines.  Machine control products include items such as CODE 6.0, CIMControl, and CIMulation.  Communications products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products.  Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications.

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

The Company’s products are fully functional at the time of shipment.  The software components of the Company’s products do not require significant production, modification or customization.  As such, revenue from product sales is recognized upon shipment provided that the criteria outlined above are met.

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

Income Taxes — As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At December 31, 2006, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,770,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Advertising Costs — Advertising costs, including trade show participation, newsletters, press releases and sales literature, are expensed as incurred, and totaled $78,000, $110,000, and $78,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Earnings (Loss) Per Common Share — The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 4,581,750, 6,093,250, and 6,527,000 shares of common stock were outstanding at December 31, 2006, 2005, and 2004, respectively.  No options, warrants or restricted stock awards were included in the 2006 and 2005 computation of weighted average number of shares because the effect would have been antidilutive.  The 2004 computation of weighted average number of shares included the dilutive effect of 580,000 options and warrants.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables.  In the normal course of business, the Company provides credit terms to its customers.  Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

The Company maintains its cash in bank deposit accounts and brokerage investment accounts.  At times, the bank deposits may exceed federally insured limits and the brokerage investment accounts are not insured.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits.

Use of Estimates — The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements — The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings for the year ending December 31, 2007.  The Company has not yet determined the financial statement impact of adopting FIN 48.

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The new standard was effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities.  The Company adopted SFAS No. 158 on December 31, 2006, with no material impact on the consolidated financial statements of the Company since the Company currently does not sponsor defined benefit pension or postretirement plans within the scope of the standard.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006.  This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities.  The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.

SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The adoption of SFAS No. 154 by the Company on January 1, 2006 did not have an impact on the consolidated financial statements of the Company for the year ended December 31, 2006.

Comprehensive Income (Loss) — The only component of comprehensive income (loss) in 2006, 2005 and 2004 was net income (loss).

Reclassifications — Certain amounts in the consolidated financial statements for the years ended December 31, 2005 and 2004 have been reclassified to conform to the presentation used in the year ended December 31, 2006.  In particular, in the current fiscal year, the Company has reclassified certain of its revenues and operating costs from categories previously used in its consolidated statements of operations to new categories that the Company believes are more consistent with industry practice.

The following tables summarize the amounts in the consolidated statements of operations as previously reported and as reclassified:

	Years Ended December 31,
As Previously Reported:	2005	2004

Sales:
Software	$2,340,000	$2,631,000
Services and support	1,969,000	1,701,000
Related party software	309,000	210,000
Related party services and support	52,000	—

Total net sales	4,670,000	4,542,000

Costs and expenses:
Cost of sales	875,000	844,000
General and administrative	1,480,000	1,247,000
Selling, marketing and customer support	1,693,000	1,182,000
Research and development	1,153,000	978,000
Provision for doubtful accounts	60,000	(100,000)

Total costs and expenses	5,261,000	4,151,000

Income (loss) from operations	$(591,000)	$391,000

	Years Ended December 31,
As Reclassified:	2005	2004

Revenues:
New software licenses	$2,649,000	$2,841,000
Software license updates and product support	1,098,000	902,000
Total software revenues	3,747,000	3,743,000
Professional services	923,000	799,000

Total revenues	4,670,000	4,542,000

Operating costs and expenses:
Cost of revenues	1,539,000	1,338,000
Sales and marketing	1,028,000	948,000
Research and development	1,153,000	718,000
General and administrative	1,350,000	1,016,000
Depreciation and amortization	191,000	131,000

Total operating costs and expenses	5,261,000	4,151,000

Income (loss) from operations	$(591,000)	$391,000

The reclassifications did not change total revenues or total operating costs and expenses, but only individual categories within these sections of the consolidated statements of operations.  The reclassifications did not have an impact on net loss or loss per common share.  Related party revenues are disclosed in Note 17, Related Party Transactions.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for the year ended December 31, 2006, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  In accordance with the modified prospective application method, results for the years ended December 31, 2005 and 2004 have not been restated.

The stock-based compensation expense for the year ended December 31, 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

Cost of revenues	$16,000
Sales and marketing	55,000
Research and development	50,000
General and administrative	229,000

Total stock-based compensation expense realized and increase in net loss	$350,000

Impact on basic loss per common share	$(0.01)

Impact on diluted loss per common share	$(0.01)

There was no stock compensation expense capitalized during the year ended December 31, 2006.

During the year ended December 31, 2006, options to purchase 1,010,500 shares of the Company’s common stock were issued to the Company’s employees and directors, with exercise prices ranging from $0.32 to $0.57 per share.

The following table summarizes the stock option activity during 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	5,551,500	$0.77
Granted	1,010,500	0.41
Exercised	—	—
Expired	(1,521,500)	1.29
Forfeited	(925,000)	0.61

Outstanding at December 31, 2006	4,115,500	0.53	3.20	$—

Options vested and exercisable at December 31, 2006	2,450,958	0.59	2.48	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.30 as of December 29, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

During the year ended December 31, 2006, the Company entered into employment agreements with officers providing for the grant of restricted stock awards for a total of 765,000 shares of the Company’s common stock, with vesting periods ranging from one to four years.  The grant-date fair value of these restricted stock awards was estimated on the effective date of the employment agreements with the compensation expense amortized over the vesting period of the restricted stock awards.  The issuance of the shares was approved by the Board of Directors and shares issued subsequent to December 31, 2006; consequently, a liability of $70,000 representing the 2006 vested portion of the compensation for the restricted stock awards was recorded and included in accrued expenses at December 31, 2006.

As of December 31, 2006, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $716,000, and the weighted average period over which these awards are expected to be recognized was 2.05 years.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123 (R).  The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to January 1, 2006:

	Years Ended December 31,
	2005	2004

Net income (loss) as reported	$(706,000)	$164,000
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(275,000)	(294,000)

Pro forma net loss	$(981,000)	$(130,000)

Loss per share:
Basic — as reported	$(0.02)	$(0.01)
Basic — pro forma	$(0.03)	$—

Diluted — as reported	$(0.02)	$(0.01)
Diluted — pro forma	$(0.03)	$—

Note 3:  Acquisition of EFS Solutions, Inc.

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

Note 4:  Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2006	2005

Trade receivables	$1,436,000	$1,403,000
Less allowance for doubtful accounts	(99,000)	(114,000)

	$1,337,000	$1,289,000

Note 5:  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Software development costs	$464,000	$464,000
Equipment	455,000	430,000
Office equipment and software	488,000	430,000
Furniture and fixtures	208,000	208,000
Leasehold improvements	95,000	89,000
Automobiles	52,000	52,000
	1,762,000	1,673,000
Less accumulated depreciation and amortization	(1,585,000)	(1,484,000)

	$177,000	$189,000

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $101,000, $73,000 and $67,000, respectively.

Note 6:  Intangible Assets and Goodwill

Intangible assets subject to amortization consist of the following at December 31:

	2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Technology	$1,091,000	$955,000	$136,000
Customer relationships	356,000	89,000	267,000
Covenant not to compete	427,000	267,000	160,000

	$1,874,000	$1,311,000	$563,000

	2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Technology	$1,091,000	$909,000	$182,000
Customer relationships	356,000	18,000	338,000
Covenant not to compete	427,000	53,000	374,000

	$1,874,000	$980,000	$894,000

The amounts for customer relationships and covenant not to compete were recorded in connection with the 2005 acquisition of EFS (Note 2).

Goodwill of $64,000 also originated in the acquisition of EFS, and is not amortized but tested periodically for impairment.

Amortization expense was $331,000, $118,000 and $47,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The estimated future annual amortization expense for identifiable intangible assets is as follows:

2007	$278,000
2008	118,000
2009	113,000
2010	54,000

$563,000

Note 7:  Accounts Payable and Accrued Expenses

Accounts payable consist of the following:

	December 31,
	2006	2005

Trade	$90,000	$98,000
Related parties	63,000	64,000

	$153,000	$162,000

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued salaries and wages	$153,000	$134,000
Accrued vacation	$120,000	104,000
Accrued payroll taxes	26,000	17,000
Accrued interest payable	9,000	14,000
Restricted stock payable (Note 2)	$70,000	—

	$378,000	$269,000

Note 8:  Lease Obligations

The Company leases certain office space under noncancelable operating lease agreements.  Future minimum lease payments required under operating leases are as follows:

Year ending December 31,

2007	$167,000
2008	50,000

$217,000

Rental expense for the years ended December 31, 2006, 2005 and 2004 under operating leases was $177,000, $121,000, $111,000, respectively.

Note 9:  Senior Notes Payable

The Company’s Senior Notes payable consisted of the following:

Related Party:

	December 31,
	2006	2005
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008, payable to officers, employees, or their affiliates	$163,000	$—

Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and October 1, 2006, maturing September 30, 2006, payable to officers, employees, or their affiliates	—	203,000

Less discount	(9,000)	(4,000)

Total	154,000	199,000

Less current portion	—	199,000

Long-term portion	$154,000	$—

Other:

	December 31,
	2006	2005

Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008	$308,000	$—

Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and October 1, 2006, matured September 30, 2006	25,000	500,000

Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1 of each year, matured September 30, 2005	—	10,000

Less discount	(16,000)	(8,000)

Total	317,000	502,000

Less current portion	25,000	502,000

Long-term portion	$292,000	$—

At December 31, 2006, there were warrants issued to the Senior Note holders to purchase a total of 266,250 common shares of the Company at an exercise price of $0.35 per share.  The warrants expire on September 30, 2008 (Note 18).  The value of the warrants has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital.  This discount is accreted and recognized as interest expense over the remaining life of the Senior Notes.

The Senior Notes of $25,000 maturing on September 30, 2006 and shown as outstanding on December 31, 2006 have been or will be paid subsequent to December 31, 2006 as the required documentation is received from the holders.

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

During the quarter ended September 30, 2006 the Company closed an offer to extend the maturity date of the Senior Notes due September 30, 2006.  The Company offered to extend the maturity date to September 30, 2007 of either 50% or 100% of the outstanding principal amount of the Senior Notes and extend the expiration date to September 30, 2007 of all warrants to purchase shares of the Company’s common stock that were issued in connection with the Senior Notes of those holders electing to extend the maturity date of the Senior Notes.  The holders of Senior Notes totaling $471,000 (including $163,000 of related party debt) elected to extend the maturity date, and holders of Senior Notes totaling $161,000 (including $20,000 of related party debt) elected to continue with the existing maturity date of September 30, 2006.

As more fully discussed in Note 18, the Company closed an offer to extend the maturity date of the Senior Notes due September 30, 2007  and the expiration date of the related warrants to September 30, 2008.

Note 10:  Stockholders’ Equity

In January 2005, the Company sold 2,500,000 shares of its common stock in a private placement to two entities at a price of $0.80 per share, for total proceeds of $2,000,000.  No commissions or payments were made to underwriters or agents out of the proceeds.

Note 11:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31
	2006	2005	2004

Income tax benefit (provision) at statutory rate	$391,000	$240,000	$(62,000)
Meals and entertainment	(6,000)	(5,000)	(5,000)
Research and development credit	80,000	348,000	—
Stock-based compensation	(95,000)	—	—
Other	3,000	18,000	(1,000)
Change in valuation allowance	(373,000)	(601,000)	68,000

	$—	$—	$—

Deferred tax assets (liabilities) are comprised of the following:

	December 31
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$9,019,000	$8,760,000
Asset impairment	1,415,000	1,844,000
Depreciation and amortization	395,000	178,000
Allowance for doubtful accounts	37,000	42,000
Accrued expenses	71,000	39,000
Deferred income	229,000	151,000
Inventory reserve	49,000	49,000
Capital loss carryover	—	9,000
Research and development credits	799,000	718,000
	12,014,000	11,790,000
Less valuation allowance	(11,770,000)	(11,397,000)
Net deferred tax assets	244,000	393,000

Deferred tax liabilities:
Accounts receivable	(85,000)	(127,000)
Intangible assets	(159,000)	(266,000)
	(244,000)	(393,000)

Net deferred taxes	$—	$—

At December 31, 2006, the Company has a net operating loss carryforward available to offset future taxable income of approximately $24,000,000, which will begin to expire in 2007.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carryforward which could be utilized.

Note 12:  Supplemental Cash Flow Information

During the year ended December 31, 2006:

•                  The Company acquired property and equipment through accounts payable of $24,000.

•                  The Company recorded a discount for warrants attached to senior notes in the amount of $33,000.

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

•                  The Company recorded deferred compensation as a reduction of additional paid-in capital for warrants in the amount of $19,000.

•                  The Company wrote off accounts receivable of $21,000 against the allowance for doubtful accounts.

	Years Ended December 31
	2006	2005	2004

Cash paid for interest	$56,000	$169,000	$222,000

Cash paid for income taxes	$—	$—	$—

Note 13:  Major Customers

During 2006 and 2005, no customer accounted for 10% or more of the Company’s total revenues.  During 2004, one customer accounted for $489,000, or 11%, of the Company’s total revenues.

Export sales to unaffiliated customers were approximately $1,899,000, $1,772,000, and $2,044,000 in 2006, 2005 and 2004, respectively.

During 2006 and 2005, the Company had no export sales to countries which exceeded 10% of net sales.  During 2004, export sales to Germany and Switzerland were 11% and 12% of total revenues, respectively.

Note 14:  Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code.  The plan provides retirement benefits for employees meeting minimum age and service requirements.  Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

The Company will match 50% of the employees’ contribution up to a maximum of 2% of the employees’ annual pay.  Participants vest in the employers’ contribution over a five-year period.  For the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately $33,000, $42,000, and $31,000, respectively, to the plan.

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

Note 16:  Commitments and Contingencies

Product Warranties

The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products.  The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship.  If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer.  As of December 31, 2006, 2005, and 2004, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material.  Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Legal Matters

Asyst Technologies, Inc. has made claims in correspondence to the effect that certain of the Company’s products may infringe its proprietary rights, including claims as to which Asyst has a European patent but does not yet have a United States patent.  The Company believes that it does not infringe any such proprietary rights, that any patent rights Asyst does have are either invalid or unenforceable, that a United States patent is not likely to issue due to prior art and that, even should a patent issue, the Company’s products would not infringe. Should any litigation ensue, the Company intends to vigorously defend itself.

Note 17:  Related Party Transactions

During the year ended December 31, 2006, the Company had revenues totaling $312,000 to two customers that are also stockholders of the Company.  The Company had accounts receivable from these two customers totaling $29,000 at December 31, 2006.

During the year ended December 31, 2005, the Company had revenues totaling $361,000 to two customers that are also stockholders of the Company.  The Company had accounts receivable from these two customers totaling $29,000 at December 31, 2005.

During the year ended December 31, 2004, the Company had revenues of $210,000 to a corporation that is a stockholder of the Company.  The Company had accounts receivable from this corporation of $37,000 at December 31, 2004.

As of December 31, 2006 and 2005, the Company had Senior Notes payable of $163,000 and $203,000, respectively, to holders who were officers, employees or their affiliates (see Notes 9 and 18).  During the years ended December 31, 2006, 2005 and 2004, the Company paid interest expense of $15,000, $24,000 and $24,000, respectively, to these related parties.

As of December 31, 2006, accrued expenses included an obligation of $70,000 for the issuance of restricted stock awards to officers of the Company (see Notes 2 and 7).

During the year ended December 31, 2005, the Company paid services of $18,000 to companies owned by members of the Company’s board of directors.

Note 18:  Subsequent Events

During March 2007, the Company closed an offer to extend the maturity date of the Senior Notes due September 30, 2007.  The Company offered to extend the maturity date to September 30, 2008 of all the outstanding principal amount of the Senior Notes held by each holder and extend the expiration date to September 30, 2008 of the warrants that were issued in connection with the Senior Notes.  The holders of all Senior Notes elected to extend the maturity date.

As a result, Senior Notes totaling $471,000 (including $163,000 of related party debt) have been classified as long-term debt as of December 31, 2006.  In connection with the extension of the maturity date of the Senior Notes, there are now warrants to purchase 266,250 shares of the Company’s common stock at $0.35 per share expiring September 30, 2008.