Form 10-Q
period 2007-03-31
CIMETRIX INC
filed 2007-05-15
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of May 15, 2007:

Common stock, par value $.0001 — 31,927,432 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,000	$313,000
Accounts receivable, net	1,227,000	1,337,000
Inventories	9,000	11,000
Prepaid expenses and other current assets	57,000	45,000
Total current assets	1,609,000	1,706,000

Property and equipment, net	169,000	177,000
Intangible assets, net	480,000	563,000
Goodwill	64,000	64,000
Other assets	28,000	28,000

	$2,350,000	$2,538,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,000	$153,000
Accrued expenses	359,000	378,000
Deferred revenue	587,000	614,000
Current portion of notes payable, net	25,000	25,000
Total current liabilities	1,133,000	1,170,000

Long-term liabilities:
Notes payable — related parties	149,000	154,000
Notes payable	281,000	292,000
Total long-term liabilities	430,000	446,000

Total liabilities	1,563,000	1,616,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	31,850,000	31,753,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(31,017,000)	(30,785,000)
Total stockholders’ equity	787,000	922,000

	$2,350,000	$2,538,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
New software licenses	$606,000	$587,000
Software license updates and product support	284,000	287,000
Total software revenues	890,000	874,000
Professional services	666,000	594,000

Total revenues	1,556,000	1,468,000

Operating costs and expenses:
Cost of revenues	680,000	563,000
Sales and marketing	290,000	280,000
Research and development	257,000	306,000
General and administrative	434,000	428,000
Depreciation and amortization	113,000	109,000

Total operating costs and expenses	1,774,000	1,686,000

Loss from operations	(218,000)	(218,000)

Other income (expense):
Interest and other income	4,000	11,000
Interest expense	(18,000)	(18,000)

Total other expense	(14,000)	(7,000)

Loss before income taxes	(232,000)	(225,000)

Provision for income taxes	—	—

Net loss	$(232,000)	$(225,000)

Loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	31,927,000	31,927,000
Diluted	31,927,000	31,927,000

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(232,000)	$(225,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	113,000	108,000
Stock-based compensation	105,000	57,000
Interest expense from bond discount	8,000	4,000
(Increase) decrease in:
Accounts receivable	110,000	(53,000)
Inventories	2,000	—
Prepaid expenses and other current assets	(12,000)	20,000
Other assets	—	(8,000)
Increase (decrease) in:
Accounts payable	5,000	57,000
Accrued expenses	(51,000)	(93,000)
Deferred revenue	(27,000)	7,000

Net cash provided by (used in) operating activities	21,000	(126,000)

Cash flows from investing activities — purchase of property and equipment	(18,000)	(7,000)

Cash flows from financing activities:	—	—

Net increase (decrease) in cash and cash equivalents	3,000	(133,000)
Cash and cash equivalents, beginning of period	313,000	778,000

Cash and cash equivalents, end of period	$316,000	$645,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (“Cimetrix” or the “Company”) are primarily engaged in the development and sale of open architecture, standards-based, computer software for controlling machine tools, robots and electronic equipment; communication products that allow communication between equipment on the factory floor and host systems; and semiconductor connectivity products that connect new semiconductor tools to each other and to host systems.

Basis of Presentation — The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.   All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2007 and March 31, 2006 and for the three-month periods then ended is unaudited, and the balance sheet as of December 31, 2006 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications — Certain amounts in the condensed consolidated financial statements for the three-month period ended March 31, 2006 have been reclassified to conform to the presentation used in the three-month period ended March 31, 2007.  In particular, in the current fiscal year, the Company has reclassified certain of its revenues and operating costs from categories previously used in its condensed consolidated statements of operations to new categories that the Company believes are more consistent with industry practice.

The following tables summarize the amounts in the condensed consolidated statements of operations as previously reported and as reclassified:

As Previously Reported:	Three Months Ended March 31, 2006

Sales:
Software	$586,000
Services and support	882,000

Total net sales	1,468,000

Costs and expenses:
Cost of sales	441,000
General and administrative	536,000
Selling, marketing and customer support	403,000
Research and development	306,000

Total costs and expenses	1,686,000

Loss from operations	$(218,000)

As Reclassified:	Three Months Ended March 31, 2006

Revenues:
New software licenses	$587,000
Software license updates and product support	287,000
Total software revenues	874,000
Professional services	594,000

Total revenues	1,468,000

Operating costs and expenses:
Cost of revenues	563,000
Sales and marketing	280,000
Research and development	306,000
General and administrative	428,000
Depreciation and amortization	109,000

Total operating costs and expenses	1,686,000

Loss from operations	$(218,000)

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended March 31, 2007 and March 31, 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended March 31,
	2007	2006

Cost of revenues	$4,000	$2,000
Sales and marketing	25,000	29,000
Research and development	8,000	11,000
General and administrative	68,000	15,000

Total stock-based compensation expense realized and increase in net loss	$105,000	$57,000

There was no stock compensation expense capitalized during the three-month periods ended March 31, 2007 and March 31, 2006.

During the three months ended March 31, 2007, options to purchase 317,000 shares of the Company’s common stock were issued to the Company’s employees, with an exercise price of $0.28 per share.  The following table summarizes the stock option activity during the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,115,500	$0.53
Granted	317,000	0.28
Exercised	—	—
Forfeited	(45,000)	0.80

Outstanding at March 31, 2007	4,387,500	0.51	3.31	$—

Options vested and exercisable at March 31, 2007	2,759,708	0.56	2.26	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.28 as of March 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

During the three months ended March 31, 2007, restricted stock awards for a total of 10,000 shares of the Company’s common stock were approved, with a vesting period of four years.

As of March 31, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $672,000.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2007	2006

Weighted average number of common shares outstanding	31,927,000	31,927,000
Dilutive effect of:
Stock options	—	—
Warrants	—	—
Weighted average number of common shares outstanding, assuming dilution	31,927,000	31,927,000

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive.  At March 31, 2007, the Company had outstanding options, warrants and restricted stock awards to purchase a total of 5,478,750 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 4 — DEBT

The Company’s notes payable consisted of the following:

Related Party:

	March 31, 2007	December 31, 2006
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008, payable to officers, employees, or their affiliates	$163,000	$163,000

Less discount	(14,000)	(9,000)

Total	149,000	154,000

Less current portion	—	—

Long-term portion	$149,000	$154,000

Other:

	March 31, 2007	December 31, 2006

Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008	$308,000	$308,000

Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and October 1, 2006, matured September 30, 2006	25,000	25,000

Less discount	(27,000)	(16,000)

Total	306,000	317,000

Less current portion	25,000	25,000

Long-term portion	$281,000	$292,000

At March 31, 2007, there were warrants issued to the Senior Note holders to purchase a total of 266,250 common shares of the Company at an exercise price of $0.35 per share.  The warrants expire on September 30, 2008.  The value of the warrants has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital.  This discount is accreted and recognized as interest expense over the remaining life of the Senior Notes.

The Senior Notes of $25,000 maturing on September 30, 2006 and shown as outstanding on March 31, 2007 have been or will be paid subsequent to March 31, 2007 as the required documentation is received from the holders.

During March 2007, the Company closed an offer to extend the maturity date of the Senior Notes originally due September 30, 2007.  The Company offered to extend the maturity date to September 30, 2008 of all the outstanding principal amount of the Senior Notes held by each holder and extend the expiration date to September 30, 2008 of the warrants that were issued in connection with the Senior Notes.  The holders of all Senior Notes elected to extend the maturity date.

NOTE 5 — RELATED PARTY TRANSACTIONS

During the three-month periods ended March 31, 2007 and March 31, 2006, the Company had the following revenues to two customers that are also shareholders of the Company:

	Three Months Ended March 31,
	2007	2006

New software licenses	$70,000	$23,000
Software license updates and product support	5,000	30,000

Total software revenues	75,000	53,000

Professional services	—	30,000

Total revenues	$75,000	$83,000

NOTE 6 — MAJOR CUSTOMERS

During the three months ended March 31, 2007, one customer accounted for 12% of the Company’s total revenues.  During the three months ended March 31, 2006, one customer accounted for 16% of the Company’s total revenues.

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard.  There was no financial statement impact of adopting FIN 48.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets.  This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities.  The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2007 and March 31, 2006 and the Company’s financial position at March 31, 2007.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements.  Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes” and “anticipates” or words of similar import.  Examples of forward-looking statements include:  (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business.  Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources” and “Factors Affecting Future Results.”

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the sales of software and services.  Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support.  Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.  During 2006, Cimetrix expanded its efforts initiated in late 2005 to provide software products and professional services tailored to meet the needs of end users in the areas of equipment connectivity and data management.

Reclassifications

The Company has reclassified certain of its revenues and operating expenses to present consolidated statements of operations that the Company believes are more consistent with industry practice.  The reclassifications did not change total revenues or total operating costs and expenses, but only individual categories within these sections of the consolidated statements of operations.  The reclassifications did not have an impact on net loss or loss per common share.  Comparative amounts for the three-month period ended March 31, 2006 have been reclassified to conform to the presentation used for the three-month period ended March 31, 2007.  See Note 1 to the Consolidated Condensed Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with U. S. generally accepted accounting principles.  The following accounting policies significantly affect the way the financial statements are prepared.

Revenue Recognition

The Company derives revenues from two primary sources, software and professional services.  Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support.  The Company has “off-the-shelf” software packages in the machine control and communications product lines.  Machine control products include items such as CODE 6.0, CIMControl, and CIMulation.  Communications products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products.  Software license updates and product support are typically annual contracts with customers that are paid in advance, which provide the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications.

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended March 31, 2007 and March 31, 2006 was $105,000 and $57,000, respectively, and has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense.

There was no stock compensation expense capitalized during the three-month periods ended March 31, 2007 and March 31, 2006.

During the three months ended March 31, 2007, options to purchase 317,000 shares of the Company’s common stock were issued to the Company’s employees, with an exercise price of $0.28 per share.

During the three months ended March 31, 2007, restricted stock awards for a total of 10,000 shares of the Company’s common stock were approved, with a vesting period of four years.

As of March 31, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $672,000.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $99,000 as of March 31, 2007 and December 31, 2006.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At March 31, 2007, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company’s Consolidated Condensed Statements of Operations.

	Three Months Ended March 31,
	2007	2006

Total revenues	100%	100%

Operating costs and expenses:
Cost of revenues	44	38
Sales and marketing	19	19
Research and development	17	21
General and administrative	28	29
Depreciation and amortization	7	8

Total operating costs and expenses	114	115

Loss from operations	(14)	(15)
Other expense, net	(1)	—

Net loss	(15)%	(15)%

The Company reported a net loss of $232,000 for the three months ended March 31, 2007, compared to a net loss of $225,000 for the three months ended March 31, 2006.  The net loss for both three-month periods includes significant non-cash expenses related to stock-based compensation, depreciation and amortization and interest expense.  For the three-month periods ended March 31, 2007 and March 31, 2006, stock-based compensation expense was $105,000 and $57,000, respectively, depreciation and amortization expense was $113,000 and $109,000, respectively, and interest expense was $18,000 for both periods. Net cash provided by operating activities was $21,000 for the three months ended March 31, 2007.

Results of Operations

Revenues

The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended March 31,
	2007		2006

New software licenses	$606,000	39%	$587,000	40%
Software license updates and product support	284,000	18%	287,000	20%

Total software revenues	890,000	57%	874,000	60%
Professional services	666,000	43%	594,000	40%

Total revenues	$1,556,000	100%	$1,468,000	100%

Total revenues increased by $88,000, or 6%, to $1,556,000, for the three months ended March 31, 2007, from $1,468,000 for the three months ended March 31, 2006.  As the table above indicates, the increase in total revenues for the three months ended March 31, 2007 was attributed to an increase in new software license revenues and professional services revenues, partially offset by a slight decrease in software license updates and product support revenues.  The mix of revenue categories is subject to change on a quarter-to-quarter basis.  The increase in professional services revenue in the current period compared to the same period last year can be attributed to the positive results realized from the investment in the Global Services group.  New software license revenues increased marginally during the first three months of 2007 compared to the same period in 2006 due to increased run-time license fees that are associated with machine shipments by the Company’s equipment supplier customers.

Cost of Revenues

The Company’s cost of revenues as a percentage of total revenues for the three months ended March 31, 2007 was 44%, compared to 38% for the three months ended March 31, 2006.  Cost of revenues increased $117,000, or 21%, to $680,000 for the three months ended March 31, 2007, from $563,000 for the three months ended March 31, 2006.    This increase was due to the increased percentage of total revenues attributed to professional services in the current year, which revenue has higher labor and other costs of revenues than software revenues.  In addition, the expansion of the Global Services group resulted in more costs charged to cost of revenues during the three months ended March 31, 2007, as compared to the same period in 2006.  Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and service sales, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $10,000, or 4%, to $290,000 during the three months ended March 31, 2007, from $280,000 during the three months ended March 31, 2006.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $49,000, or 16%, to $257,000 during the three months ended March 31, 2007, from $306,000 during the three months ended March 31, 2006. Because the Company released its CIMPortal version 1.0 software product in 2006, the costs associated with research and development activities related to products for the new SEMI Standards for Equipment Data Acquisition (EDA, which is also referred to as Interface A) have decreased over the past twelve months.  The Company has transitioned the majority of its research and development personnel to development of new product opportunities that the Company believes will expand its markets and contribute to future long term growth. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $6,000, or 1%, to $434,000 in the three months ended March 31, 2007, from $428,000 in the three months ended March 31, 2006.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $4,000, or 4%, to $113,000 in the three months ended March 31, 2007, from $109,000 in the three months ended March 31 2006.  The increase in depreciation and amortization expense in the current year is due to an increase in depreciation expense associated with the purchase of additional technical equipment during the first quarter of 2007.

Other Income (Expense)

Interest and other income for the three months ended March 31, 2007 decreased by $7,000 to $4,000, from $11,000 for the three months ended March 31, 2006.  The decrease resulted from lower levels of cash reserves during the current year, offset by the Company earning a higher rate of return on its cash reserves in the current year.

Interest expense was $18,000 for the three months ended March 31, 2007 and 2006.  Interest expense is related to the Company’s Senior Notes.

Liquidity and Capital Resources

At March 31, 2007, the Company had current assets of $1,609,000, including cash and cash equivalents of $316,000, and current liabilities of $1,133,000, resulting in working capital of $476,000.  Excluding deferred revenue of $587,000 at March 31, 2007, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company had current assets exceeding current liabilities in excess of $1,000,000.

As of March 31, 2007, the Company had $496,000 of Senior Notes outstanding due to related parties and others, $455,000 net of discount, comprised of the following:

8% Senior Notes due September 30, 2006	$25,000
8% Senior Notes due September 30, 2008	471,000
Senior Note discount	(41,000)
Total	$455,000

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

The Senior Notes maturing and shown as outstanding as of September 30, 2006 will be paid subsequent to March 31, 2007 as the required documentation is received from the note holder.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2007, the Company had an accumulated deficit of $31,017,000, but had total stockholders’ equity of $787,000.  During the first quarter of 2007, the Company reported a net loss of $232,000 and net cash provided by operating activities of $21,000.  Results of operations during the first quarter of 2007 were negatively impacted by significant non-cash expenses, including $113,000 of depreciation and amortization, much of which resulted from the amortization of intangible assets recorded in the EFS Solutions acquisition, and $105,000 of stock-based compensation.  Management believes that continued

increases in sales and improvements in operations, together with the working capital position of the Company, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and maintain positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

Net cash provided by operating activities for the three months ended March 31, 2007 was $21,000, compared to net cash used in operating activities of $126,000 for the same period in 2006.  The improvement in net cash provided by operating activities in the current year resulted primarily from the increase in revenues, as discussed above, and collections of accounts receivable, offset by increases in operating expenses.

Net cash used in investing activities for the three months ended March 31, 2007 and March 31, 2006 was $18,000 and $7,000, respectively, to purchase property and equipment.

There was no cash used in or provided by financing activities for the three-month periods ended March 31, 2007 and March 31, 2006.

The Company has not been adversely affected by inflation.  There are potential economic risks inherent in foreign trade.  Revenues from foreign customers were $663,000 during the three months ended March 31, 2007, representing 43% of the Company’s total revenues, compared to $594,000, or 40%, of total revenues during the same period in 2006.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of its current level of business for the next twelve months.

Factors Affecting Future Results

Total revenues for the first three months of 2007 increased 6% compared to the first three months of 2006.  However, new software license revenues decreased during this period compared to the same period last year.  Revenues from new software licenses included sales of Software Development Kits (SDK’s) and runtime revenue associated with OEM customer machine shipments.  Runtime revenue increased year-over-year as new customers gained over the past several years shipped equipment with the Company’s software.  However, SDK sales were lower during the three months ended March 31, 2007, as compared to the same period in 2006.  The Company believes SDK sales declined year-over-year for several reasons, including (i) many OEM customers are focused on fulfilling current customer orders and have postponed new software development projects, and (ii) fewer companies are entering the market for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.

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

The Company has been investing in its new CIMPortal product line, which meets the new Interface A SEMI standard.  While this new standard has been promulgated by SEMI, it is not yet a common requirement by end users in the marketplace.  The timing of the widespread adoption of this standard by the semiconductor industry will directly affect the market opportunities for the Company’s CIMPortal product line.

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

The Company continues to invest in its Global Services group, which is available to assist customers in providing professional services and complete turnkey solutions.  As discussed above, the increase in professional services revenue in the current period compared to the same period last year can be attributed to the positive results realized from the investment in the Global Services group.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007.  Based upon this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2007.

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

Asyst Technologies, Inc. has made claims in correspondence to the effect that certain of the Company’s products may infringe its proprietary rights, including claims as to which Asyst has a European patent but does not yet have a United States patent.  The Company believes that it does not infringe any such proprietary rights, that any patent rights Asyst does have are either invalid or unenforceable, and that if a patent does issue, the Company’s products would not infringe. Should any litigation ensue, the Company intends to vigorously defend itself.

ITEM 1A.  RISK FACTORS

During the quarter ended March 31, 2007, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During March 2007, the Company closed an offer to extend the maturity date of $471,000 of Senior Notes from September 30, 2007 to September 30, 2008.  In connection with the extension of the maturity date of these Senior Notes, the expiration date of warrants issued with the Senior Notes to purchase 266,250 common shares of the Company at $0.35 per share was also extended from September 30, 2007 to September 30, 2008.  No commissions were paid in connection with these extensions and the Company relied on the exemption from registrations set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Amendment to Independent Contractor Agreement by and between Dennis Gauger and Cimetrix Incorporated, dated as of April 16, 2007*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated May 15, 2007*

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: May 15, 2007

By:	/S/ ROBERT H. REBACK
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ DENNIS P. GAUGER
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)