Form 10-Q
period 2007-06-30
CIMETRIX INC
filed 2007-08-14
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 14, 2007:

Common stock, par value $.0001 – 31,927,432 shares

CIMETRIX INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338,000	$313,000
Accounts receivable, net	1,209,000	1,337,000
Inventories	9,000	11,000
Prepaid expenses and other current assets	33,000	45,000
Total current assets	1,589,000	1,706,000

Property and equipment, net	144,000	177,000
Intangible assets, net	397,000	563,000
Goodwill	64,000	64,000
Other assets	28,000	28,000

	$2,222,000	$2,538,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,000	$153,000
Accrued expenses	429,000	378,000
Deferred revenue	546,000	614,000
Current portion of notes payable, net	25,000	25,000
Total current liabilities	1,151,000	1,170,000

Long-term liabilities:
Notes payable – related parties	153,000	154,000
Notes payable	289,000	292,000
Total long-term liabilities	442,000	446,000

Total liabilities	1,593,000	1,616,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	31,913,000	31,753,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(31,238,000)	(30,785,000)
Total stockholders’ equity	629,000	922,000

	$2,222,000	$2,538,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
New software licenses	$504,000	$683,000	$1,110,000	$1,270,000
Software license updates and product support	266,000	255,000	550,000	542,000
Total software revenues	770,000	938,000	1,660,000	1,812,000
Professional services	851,000	396,000	1,517,000	990,000

Total revenues	1,621,000	1,334,000	3,177,000	2,802,000

Operating costs and expenses:
Cost of revenues	752,000	560,000	1,432,000	1,123,000
Sales and marketing	298,000	303,000	588,000	583,000
Research and development	249,000	247,000	506,000	553,000
General and administrative	411,000	434,000	845,000	862,000
Depreciation and amortization	113,000	107,000	226,000	216,000

Total operating costs and expenses	1,823,000	1,651,000	3,597,000	3,337,000

Loss from operations	(202,000)	(317,000)	(420,000)	(535,000)

Other income (expense):
Interest and other income	3,000	7,000	7,000	18,000
Interest expense	(22,000)	(18,000)	(40,000)	(36,000)

Total other expense	(19,000)	(11,000)	(33,000)	(18,000)

Loss before income taxes	(221,000)	(328,000)	(453,000)	(553,000)

Provision for income taxes	—	—	—	—

Net loss	$(221,000)	$(328,000)	$(453,000)	$(553,000)

Loss per common share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic	31,927,000	31,927,000	31,927,000	31,927,000
Diluted	31,927,000	31,927,000	31,927,000	31,927,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(453,000)	$(553,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	226,000	216,000
Stock-based compensation	202,000	150,000
Interest expense from debt discount	21,000	8,000
Decrease in allowance for doubtful accounts	—	(7,000)
(Increase) decrease in:
Accounts receivable	128,000	305,000
Inventories	2,000	(13,000)
Prepaid expenses and other current assets	12,000	39,000
Other assets	—	(8,000)
Increase (decrease) in:
Accounts payable	(4,000)	16,000
Accrued expenses	(16,000)	(83,000)
Deferred revenue	(68,000)	10,000

Net cash provided by operating activities	50,000	80,000

Cash flows from investing activities – purchase of property and equipment	(25,000)	(16,000)

Cash flows from financing activities:	—	—

Net increase in cash and cash equivalents	25,000	64,000
Cash and cash equivalents, beginning of period	313,000	778,000

Cash and cash equivalents, end of period	$338,000	$842,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (“Cimetrix” or the “Company”) are primarily engaged in the development and sale of open architecture, standards-based, computer software for controlling machine tools, robots and electronic equipment; communication products that allow communication between equipment on the factory floor and host systems; and semiconductor connectivity products that connect new semiconductor tools to each other and to host systems.

Basis of Presentation - The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.   All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2007 and June 30, 2006 and for the three-month and six-month periods then ended is unaudited, and the balance sheet as of December 31, 2006 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications - Certain amounts in the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2006 have been reclassified to conform to the presentation used in the three-month and six-month periods ended June 30, 2007.

NOTE 2 - STOCK-BASED COMPENSATION

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended June 30,
	2007	2006

Cost of revenues	$6,000	$4,000
Sales and marketing	25,000	9,000
Research and development	7,000	13,000
General and administrative	59,000	67,000

Total stock-based compensation expense realized and increase in net loss	$97,000	$93,000

	Six Months Ended June 30,
	2007	2006

Cost of revenues	$10,000	$7,000
Sales and marketing	50,000	20,000
Research and development	15,000	27,000
General and administrative	127,000	96,000

Total stock-based compensation expense realized and increase in net loss	$202,000	$150,000

There was no stock compensation expense capitalized during the three-month and six-month periods ended June 30, 2007 and June 30, 2006.

During the six months ended June 30, 2007, options to purchase 362,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.28 per share.  The following table summarizes the stock option activity during the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,115,500	$0.53
Granted	362,000	0.28
Exercised	—	—
Forfeited	(82,500)	0.63

Outstanding at June 30, 2007	4,395,000	0.50	3.04	$1,950

Options vested and exercisable at June 30, 2007	2,742,208	0.56	1.92	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.29 as of June 30, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

During the six months ended June 30, 2007, restricted stock awards for a total of 105,000 shares of the Company’s common stock were approved, with a vesting period of one to four years.

As of June 30, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $603,000.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted average number of common shares outstanding	31,927,000	31,927,000	31,927,000	31,927,000
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—
Weighted average number of common shares outstanding, assuming dilution	31,927,000	31,927,000	31,927,000	31,927,000

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive.  At June 30, 2007, the Company had outstanding options, warrants and restricted stock awards to purchase a total of 5,581,250 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 4 - DEBT

The Company’s notes payable consisted of the following:

Related Party:

	June 30, 2007	December 31, 2006
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008, payable to officers, employees, or their affiliates	$163,000	$163,000

Less discount	(10,000)	(9,000)

Total	153,000	154,000

Less current portion	—	—

Long-term portion	$153,000	$154,000

Other:

	June 30, 2007	December 31, 2006

Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008	$308,000	$308,000

Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and October 1, 2006, matured September 30, 2006	25,000	25,000

Less discount	(19,000)	(16,000)

Total	314,000	317,000

Less current portion	25,000	25,000

Long-term portion	$289,000	$292,000

At June 30, 2007, there were warrants issued to the Senior Note holders to purchase a total of 266,250 common shares of the Company at an exercise price of $0.35 per share.  The warrants expire on September 30, 2008.  The value of the warrants has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital.  This discount is accreted and recognized as interest expense over the remaining life of the Senior Notes.

The Senior Notes of $25,000 maturing on September 30, 2006 and shown as outstanding on March 31, 2007 will be paid subsequent to June 30, 2007 as the required documentation is received from the holders.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2007 and June 30, 2006, the Company had the following revenues to two customers that are also shareholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

New software licenses	$28,000	$52,000	$98,000	$88,000
Software license updates and product support	13,000	27,000	18,000	43,000

Total software revenues	41,000	79,000	116,000	131,000

Professional services	—	3,000	—	33,000

Total revenues	$41,000	$82,000	$116,000	$164,000

NOTE 6 - MAJOR CUSTOMERS

During the three months ended June 30, 2007, one customer accounted for 20% of the Company’s total revenues.  During the three months ended June 30, 2006, no customer accounted for 10% or more of the Company’s total revenues.  During the six months ended June 30, 2007, one customer accounted for 16% of the Company’s total revenues.  During the six months ended June 30, 2006, one customer accounted for 11% of the Company’s total revenues.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard.  There was no financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company anticipates adopting SFAS No. 158 on December 31, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

In June 2006, the FASB ratified EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).  EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, companies disclose their policy related to the presentation of sales taxes and similar assessments related to their revenue transactions.  The Company presents revenue net of sales taxes and any similar assessments.  EITF No. 06-3 had no effect on the Company’s financial position and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 and the Company’s financial position at June 30, 2007.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

2)              Delivery of the products or services must have occurred.  The Company treats either physical or electronic delivery as having met this requirement.  It is the policy of the Company to provide its customers a 30-ay right to return.  However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon the shipment of the product.  If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and six-month periods ended June 30, 2007 was $97,000 and $202,000, respectively, and has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense.

There was no stock compensation expense capitalized during the three-month and six-month periods ended June 30, 2007.

During the six months ended June 30, 2007, options to purchase 362,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.28 per share.

During the six months ended June 30, 2007, restricted stock awards for a total of 105,000 shares of the Company’s common stock were approved, with a vesting period of one to four years.

As of June 30, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $603,000.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $99,000 as of June 30, 2007 and December 31, 2006.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At June 30, 2007, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company’s Consolidated Condensed Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	100%	100%	100%	100%

Operating costs and expenses:
Cost of revenues	47	42	45	40
Sales and marketing	19	23	18	21
Research and development	15	18	16	20
General and administrative	25	33	27	31
Depreciation and amortization	7	8	7	7

Total operating costs and expenses	113	124	113	119

Loss from operations	(13)	(24)	(13)	(19)
Other expense, net	(1)	(1)	(1)	(1)

Net loss	(14)%	(25)%	(14)%	(20)%

The Company reported a net loss of $221,000 for the three months ended June 30, 2007, compared to a net loss of $453,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007, the Company reported a net loss of $328,000, compared to a net loss of $553,000 for the six months ended June 30, 2006.  The net loss for all periods includes significant non-cash stock-based compensation expense, non-cash depreciation and amortization expense, and interest expense.  For the three-month periods ended June 30, 2007 and June 30, 2006, stock-based compensation expense was $97,000 and $93,000, respectively, depreciation and amortization expense was $113,000 and $107,000, respectively, and interest expense was $22,000 and $18,000, respectively.  For the six-month periods ended June 30, 2007 and June 30, 2006, stock-based compensation expense was $202,000 and $150,000, respectively, depreciation and amortization expense was $226,000 and $216,000, respectively, and interest expense was $40,000 and $36,000, respectively.

Net cash provided by operating activities was $50,000 for the six months ended June 30, 2007.

Results of Operations

Revenues

The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

New software licenses	$504,000	32%	$683,000	51%	$1,110,000	36%	$1,270,000	45%
Software license updates and product support	266,000	16%	255,000	19%	550,000	17%	542,000	20%

Total software revenues	770,000	48%	938,000	70%	1,660,000	53%	1,812,000	65%

Professional services	851,000	52%	396,000	30%	1,517,000	47%	990,000	35%

Total revenues	$1,621,000	100%	$1,334,000	100%	$3,177,000	100%	$2,802,000	100%

Total revenues increased by $287,000, or 22%, to $1,621,000, for the three months ended June 30, 2007, from $1,334,000 for the three months ended June 30, 2006.  For the six months ended June 30, 2007, total revenues increased by $375,000, or 13%, to $3,177,000 from $2,802,000 for the six months ended June 30, 2006.  As the table above indicates, the increase in total revenues for the three months and six months ended June 30, 2007 was attributed to a slight increase in software license updates and product support revenues and the continued growth in professional services revenues, partially offset by a decrease in new software licenses revenues.  The mix of revenue categories is subject to change on a quarter-to-quarter basis.  The increase in professional services revenue in the current period compared to the same period last year can be attributed to the positive results realized from the investment in the Global Services group.  The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of SDK’s to new customers, as well as lower runtime license revenues associated with OEM customer machine shipments.  Industry analysts forecast that the overall semiconductor capital equipment market would decline slightly in 2007, resulting in lower machine shipments by the Company’s customer base of equipment suppliers.  In addition, there is increased competitive price pressure for the Company’s 300mm OEM Connectivity SDK and the potential market is limited.  The Company expects the market for its CIMPortal product line to grow as the new SEMI Standards for Equipment Data Acquisition (EDA, which is also referred to as Interface A) are adopted by Integrated Device Manufacturers (IDMs).  The Company believes it is well positioned to benefit from the adoption of Interface A, but it is difficult to predict how fast the new SEMI Standards for Interface A will become required by IDMs for equipment acceptance.

Cost of Revenues

The Company’s cost of revenues as a percentage of total revenues for the three months ended June 30, 2007 was 47%, compared to 42% for the three months ended June 30, 2006.  Cost of revenues increased $192,000, or 34%, to $752,000 for the three months ended June 30, 2007, from $560,000 for the three months ended June 30, 2006.  Similarly, the Company’s cost of revenues as a percentage of total revenues for the six months ended June 30, 2007 was 45%, compared to 40% for the six months ended June 30, 2006.  Cost of revenues increased $309,000, or 28%, to $1,432,000 for the six months ended June 30, 2007, from $1,123,000 for the six months ended June 30, 2006.  These increases were due to the increased percentage of total revenues attributed to professional services in the current year, which revenue has higher labor and other costs of revenues than software revenues.  In addition, the expansion of the Global Services group resulted in more costs charged to cost of revenues during the three months and six months ended June 30, 2007, as compared to the same period in 2006.  Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and service sales, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $5,000, or 2%, to $298,000 during the three months ended June 30, 2007, from $303,000 during the three months ended June 30, 2006.  During the six months ended June 30, 2007, sales and marketing expenses increased $5,000, or 1%, to $588,000 from $583,000 during the six months ended June 30, 2006.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $2,000, or 1%, to $249,000 during the three months ended June 30, 2007, from $247,000 during the three months ended June 30, 2006.  During the six months ended June 30, 2007, research and development expenses decreased $47,000, or 8%, to $506,000 from $553,000 during the six months ended June 30, 2006.  Because the Company released its CIMPortal version 1.0 software product in 2006, the costs associated with research and development activities related to products for the new SEMI Standards for Equipment Data Acquisition (EDA, which is also referred to as Interface A) have decreased on a year-to-date basis over the prior year  The Company has transitioned the majority of its research and development personnel to development of new product opportunities that the Company believes will expand its markets and contribute to future long term growth. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses remained fairly constant, decreasing $23,000, or 5%, to $411,000 in the three months ended June 30, 2007, from $434,000 in the three months ended June 30, 2006.  During the six months ended June 30, 2007, general and administrative expenses decreased $17,000, or 2%, to $845,000 from $862,000 during the six months ended June 30, 2006.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $6,000, or 6%, to $113,000 in the three months ended June 30, 2007, from $107,000 in the three months ended June 30, 2006.  During the six months ended June 30, 2007, depreciation and amortization increased $10,000, or 5%, to $226,000 from $216,000 in the six months ended June 30, 2006.  The increase in depreciation and amortization expense in the current year is due to an increase in depreciation expense associated with the purchase of additional technical equipment and computer software in the current year.

Other Income (Expense)

Interest and other income for the three months ended June 30, 2007 decreased by $4,000 to $3,000, from $7,000 for the three months ended June 30, 2006.  Similarly, interest and other income for the six months ended June 30, 2007 decreased by $11,000 to $7,000, from $18,000 for the six months ended June 30, 2006.  The decrease resulted from lower levels of cash reserves during the current year, offset by the Company earning a higher rate of return on its cash reserves in the current year.

Interest expense for the three months ended June 30, 2007 increased by $4,000 to $22,000, from $18,000 for the three months ended June 30, 2006.  Similarly, interest expense for the six months ended June 30, 2007 increased by $4,000 to $40,000, from $36,000 for the six months ended June 30, 2006.  The increase resulted from the additional discount recorded in connection with the extension in March 2007 of the due date of Company’s Senior Notes and the expiration date of related warrants, which discount is accreted and included in interest expense.

Liquidity and Capital Resources

At June 30, 2007, the Company had current assets of $1,589,000, including cash and cash equivalents of $338,000, and current liabilities of $1,151,000, resulting in working capital of $438,000.  Excluding deferred revenue of $546,000 at June 30, 2007, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company had current assets exceeding current liabilities by $984,000.

As of June 30, 2007, the Company had $496,000 of Senior Notes outstanding due to related parties and others, $467,000 net of discount, comprised of the following:

8% Senior Notes due September 30, 2006	$25,000
8% Senior Notes due September 30, 2008	471,000
Senior Note discount	(29,000)
Total	$467,000

The Senior Notes maturing on September 30, 2006 and shown as outstanding as of June 30, 2007 will be paid subsequent to June 30, 2007 as the required documentation is received from the note holder.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2007, the Company had an accumulated deficit of $31,238,000, but had total stockholders’ equity of $629,000.  During the first six months of 2007, the Company reported a net loss of $453,000 and net cash provided by operating activities of $50,000.  Results of operations during the first six months of 2007 were negatively impacted by significant non-cash expenses, including $226,000 of depreciation and amortization, much of which resulted from the amortization of intangible assets recorded in the EFS Solutions acquisition, and $202,000 of stock-based compensation.  Management believes that continued increases in sales and improvements in operations, together with the working capital position of the Company, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and maintain positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

Net cash provided by operating activities for the six months ended June 30, 2007 was $50,000, compared to net cash provided by operating activities of $80,000 for the same period in 2006.  The net cash provided by operating activities in the current year resulted primarily from the increase in revenues, as discussed above, and collections of accounts receivable, offset by increases in operating expenses.

Net cash used in investing activities for the six months ended June 30, 2007 and June 30, 2006 was $25,000 and $16,000, respectively, to purchase property and equipment.

There was no cash used in or provided by financing activities for the six-month periods ended June 30, 2007 and June 30, 2006.

The Company has not been adversely affected by inflation.  There are potential economic risks inherent in foreign trade.  Revenues from foreign customers were $1,222,000 during the six months ended June 30, 2007, representing 38% of the Company’s total revenues, compared to $1,087,000, or 39%, of total revenues during the same period in 2006.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of its current level of business for the next twelve months.

Factors Affecting Future Results

Total revenues for the first six months of 2007 increased 13% compared to the first six months of 2006.  However, new software license revenues decreased during this period compared to the same period last year.  Revenues from new software licenses include sales of Software Development Kits (SDK’s) and runtime revenue associated with OEM customer machine shipments.  Runtime revenue decreased year-over-year in-line with the overall decline in the industry capital equipment shipments.  Similarly, SDK sales were lower during the six months ended June 30, 2007, as compared to the same period in 2006.  SDK sales are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products.  While the Company believes it continues to win the majority of the available SDK opportunities for its products, it appears that fewer companies are entering the market for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.  The Company believes that as the new SEMI Standards for EDA (Interface A) begin to obtain market acceptance, the number of SDK opportunities will also increase.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  In addition, management believes the formation of its new Data Management Solution Center will add significant services revenue if the Company is able to continue to serve the prior EFS Systems customers and leverage the Company’s expertise in EDA (Interface A) to sell products and services directly to end user customers.  Management believes that its expanded customer base will enable the Company to increase its revenues year-over-year for fiscal 2007, while industry analysts predict a flat to slightly up market in capital equipment spending for the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.

The Company has been investing in its new CIMPortal product line, which meets the new SEMI Standards for EDA (Interface A).  While this new standard has been promulgated by SEMI, it is not yet a common requirement by end users in the marketplace.  The timing of the widespread adoption of this standard by the semiconductor industry will directly affect the market opportunities for the Company’s CIMPortal product line.

The Company has also been investing in pursuing the Japanese market for its products with its new distributor, CIM, Inc.  While these efforts have led to some increased sales in Japan, it is not clear if CIM and the Company will be successful in winning sufficient new business in Japan, and if so, when the Company will see an increase in revenues sufficient to offset the additional costs incurred by the Company.

The Company continues to invest in its Global Services group, which is available to assist customers by providing professional services and complete turnkey solutions.  As discussed above, the increase in professional services revenue in the current period compared to the same period last year can be attributed to the positive results realized from the investment in the Global Services group.

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007.  Based upon this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2007 at the reasonable assurance level.

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

Asyst Technologies, Inc. has made claims in correspondence to the effect that certain of the Company’s products may infringe its proprietary rights, including claims as to which Asyst has a European patent but does not yet have a United States patent.  The Company believes that it does not infringe any such proprietary rights and that any patent rights Asyst does have are either invalid or unenforceable.  Should any litigation ensue, the Company intends to vigorously defend itself.

ITEM 1A.  RISK FACTORS

During the quarter ended June 30, 2007, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, the Company had no unregistered sales of equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 19, 2007.  The shareholders voted, either in person or by proxy, on the following three proposals, with the results of the shareholder vote as follows:

1.               To elect one director to the Company’s Board of Directors for a three-year term.  The nominee receiving the most votes was elected.

C. Alan Weber	21,873,210

As of the date of the annual meeting, the Company’s other directors included Robert H. Reback, Scott C. Chandler and Michael B. Thompson.

2.               To ratify the appointment of HJ & Associates, LLC as the Company’s independent registered public accountants for the year ending December 31, 2007.

For:	21,736,328
Against:	280,905
Abstain:	12,001

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 14, 2007*

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: August 14, 2007

	By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)