Form 10-Q
period 2007-09-30
CIMETRIX INC
filed 2007-11-14
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 14, 2007:

Common stock, par value $.0001 — 31,927,432 shares

CIMETRIX INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INDEX

PART I   Financial Information

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320,000	$313,000
Accounts receivable, net	1,354,000	1,337,000
Inventories	9,000	11,000
Prepaid expenses and other current assets	46,000	45,000
Total current assets	1,729,000	1,706,000

Property and equipment, net	135,000	177,000
Intangible assets, net	314,000	563,000
Goodwill	64,000	64,000
Other assets	29,000	28,000

	$2,271,000	$2,538,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317,000	$153,000
Accrued expenses	550,000	378,000
Deferred revenue	490,000	614,000
Notes payable — related parties	157,000	—
Notes payable	298,000	25,000
Total current liabilities	1,812,000	1,170,000

Long-term liabilities:
Notes payable — related parties	—	154,000
Notes payable	—	292,000
Total long-term liabilities	—	446,000

Total liabilities	1,812,000	1,616,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	31,968,000	31,753,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(31,463,000)	(30,785,000)
Total stockholders’ equity	459,000	922,000

	$2,271,000	$2,538,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
New software licenses	$728,000	$684,000	$1,838,000	$1,954,000
Software license updates and product support	312,000	272,000	862,000	813,000
Total software revenues	1,040,000	956,000	2,700,000	2,767,000
Professional services	590,000	287,000	2,107,000	1,278,000

Total revenues	1,630,000	1,243,000	4,807,000	4,045,000

Operating costs and expenses:
Cost of revenues	739,000	545,000	2,172,000	1,669,000
Sales and marketing	302,000	287,000	890,000	870,000
Research and development	259,000	256,000	765,000	809,000
General and administrative	417,000	365,000	1,261,000	1,227,000
Depreciation and amortization	118,000	107,000	344,000	322,000

Total operating costs and expenses	1,835,000	1,560,000	5,432,000	4,897,000

Loss from operations	(205,000)	(317,000)	(625,000)	(852,000)

Other income (expense):
Interest and other income	2,000	10,000	8,000	28,000
Interest expense	(22,000)	(18,000)	(61,000)	(54,000)

Total other expense	(20,000)	(8,000)	(53,000)	(26,000)

Loss before income taxes	(225,000)	(325,000)	(678,000)	(878,000)

Provision for income taxes	—	—	—	—

Net loss	$(225,000)	$(325,000)	$(678,000)	$(878,000)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding:
Basic	31,927,000	31,927,000	31,927,000	31,927,000
Diluted	31,927,000	31,927,000	31,927,000	31,927,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(678,000)	$(878,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	344,000	322,000
Stock-based compensation	294,000	243,000
Interest expense from debt discount	34,000	12,000
Decrease in allowance for doubtful accounts	—	(7,000)
(Increase) decrease in:
Accounts receivable	(17,000)	149,000
Inventories	2,000	(13,000)
Prepaid expenses and other current assets	(1,000)	15,000
Other assets	(1,000)	(8,000)
Increase (decrease) in:
Accounts payable	152,000	(24,000)
Accrued expenses	68,000	(84,000)
Deferred revenue	(124,000)	74,000

Net cash provided by (used in) operating activities	73,000	(199,000)

Cash flows from investing activities — purchase of property and equipment	(41,000)	(22,000)

Cash flows from financing activities — payments of debt	(25,000)	(81,000)

Net increase (decrease) in cash and cash equivalents	7,000	(302,000)
Cash and cash equivalents, beginning of period	313,000	778,000

Cash and cash equivalents, end of period	$320,000	$476,000

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

                Basis of Presentation — The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.   All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2007 and September 30, 2006 and for the three-month and nine-month periods then ended is unaudited, and the balance sheet as of December 31, 2006 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

                Reclassifications — Certain amounts in the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2006 have been reclassified to conform to the presentation used in the three-month and nine-month periods ended September 30, 2007.

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30,
	2007	2006
Cost of revenues	$6,000	$5,000
Sales and marketing	24,000	9,000
Research and development	7,000	15,000
General and administrative	55,000	64,000

Total stock-based compensation expense realized and increase in net loss	$92,000	$93,000

	Nine Months Ended September 30,
	2007	2006
Cost of revenues	$16,000	$12,000
Sales and marketing	73,000	29,000
Research and development	22,000	42,000
General and administrative	183,000	160,000

Total stock-based compensation expense realized and increase in net loss	$294,000	$243,000

There was no stock compensation expense capitalized during the three-month and nine-month periods ended September 30, 2007 and September 30, 2006.

During the nine months ended September 30, 2007, options to purchase 397,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.28 per share.  The following table summarizes the stock option activity during the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,115,500	$0.53
Granted	397,000	0.28
Exercised	—	—
Forfeited	(210,000)	0.49

Outstanding at September 30, 2007	4,302,500	0.51	2.80	$—

Options vested and exercisable at September 30, 2007	2,730,208	0.56	1.72	$—

Based on the Company’s closing stock price of $0.23 as of September 30, 2007, there were no outstanding in-the-money options, and, consequently, no intrinsic value to the holders of such options.

During the nine months ended September 30, 2007, restricted stock awards for a total of 105,000 shares of the Company’s common stock were approved, with a vesting period of one to four years.

As of September 30, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $501,000.

NOTE 3 — EARNINGS (LOSS) PER SHARE

                The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of dilutive stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

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

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive.  At September 30, 2007, the Company had outstanding options, warrants and restricted stock awards to purchase a total of 5,438,750 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 4 — DEBT

                The Company’s notes payable consisted of the following:

                Related Party:

	September 30, 2007	December 31, 2006
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008, payable to officers, employees, or their affiliates	$163,000	$163,000

Less discount	(6,000)	(9,000)

Total	157,000	154,000

Less current portion	157,000	—

Long-term portion	$—	$154,000

                Other:

	September 30, 2007	December 31, 2006
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008	$308,000	$308,000

Senior Notes, unsecured, with interest at 12% payable semiannually on April 1 and October 1, 2005 and 8% payable semiannually on April 1, and October 1, 2006, matured September 30, 2006	—	25,000

Less discount	(10,000)	(16,000)

Total	298,000	317,000

Less current portion	298,000	25,000

Long-term portion	$—	$292,000

At September 30, 2007, there were warrants issued to the Senior Note holders to purchase a total of 266,250 common shares of the Company at an exercise price of $0.35 per share.  The warrants expire on September 30, 2008.  The value of the warrants has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital.  This discount is accreted and recognized as interest expense over the remaining life of the Senior Notes.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

                During the three-month and nine-month periods ended September 30, 2007 and September 30, 2006, the Company had the following revenues from two customers that are also shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
New software licenses	$91,000	$77,000	$181,000	$165,000
Software license updates and product support	12,000	27,000	21,000	70,000

Total software revenues	103,000	104,000	202,000	235,000

Professional services	30,000	—	48,000	33,000

Total revenues	$133,000	$104,000	$250,000	$268,000

NOTE 6 — MAJOR CUSTOMERS

During the three months ended September 30, 2007, one customer accounted for 16% of the Company’s total revenues.  During the three months ended September 30, 2006, two customers accounted for 11% and 10% of the Company’s total revenues.  During the nine months ended September 30, 2007, one customer accounted for 16% of the Company’s total revenues.  During the nine months ended September 30, 2006, no customer accounted for 10% of the Company’s total revenues.

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

EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007.  The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years.  Earlier application is not permitted.  Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement.  The Company currently is not a party to research and development arrangements that include nonrefundable advance payments.  To the extent that the Company enters into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on its financial condition and results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 and the Company’s financial position at September 30, 2007.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements.  Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes,” “anticipates” or words of similar import.  Examples of forward-looking statements include:  (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business.  Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources,” “Factors Affecting Future Results” and “Risk Factors,” and those factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Revenue Recognition

                The Company derives revenues from two primary sources, software and professional services.  Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support.  The Company has “off-the-shelf” software packages in the machine control and communications product lines.  Machine control products include items such as CODE 6.0,

CIMControl, and CIMulation.  Communications products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products.  Software license updates and product support are typically annual contracts with customers that are paid in advance, and that provide the customer access to new software releases, maintenance releases, patches and technical support personnel.  Professional service sales are derived from the sale of services to design, develop and implement custom software applications.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and nine-month periods ended September 30, 2007 was $92,000 and $294,000, respectively, and has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense.

There was no stock compensation expense capitalized during the three-month and nine-month periods ended September 30, 2007.

During the nine months ended September 30, 2007, options to purchase 397,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.28 per share.

During the nine months ended September 30, 2007, restricted stock awards for a total of 105,000 shares of the Company’s common stock were approved, with a vesting period of one to four years.

As of September 30, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $501,000.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $99,000 as of September 30, 2007 and December 31, 2006.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carryforwards, and ongoing prudent and feasible tax planning strategies.  At September 30, 2007, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company’s Consolidated Condensed Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%

Operating costs and expenses:
Cost of revenues	45	44	45	41
Sales and marketing	19	23	19	22
Research and development	16	21	16	20
General and administrative	26	29	26	30
Depreciation and amortization	7	9	7	8

Total operating costs and expenses	113	126	113	121

Loss from operations	(13)	(26)	(13)	(21)
Other expense, net	(1)	—	(1)	(1)

Net loss	(14)%	(26)%	(14)%	(22)%

The Company reported a net loss of $225,000 for the three months ended September 30, 2007, compared to a net loss of $325,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, the Company reported a net loss of $678,000 compared to a net loss of $878,000 for the nine months ended September 30, 2006.  The net loss for all periods includes significant non-cash stock-based compensation expense, non-cash depreciation and amortization expense, and interest expense.  For the three-month periods ended September 30, 2007 and September 30, 2006, stock-based compensation expense was $92,000 and $93,000, respectively, depreciation and amortization expense was $118,000 and $107,000, respectively, and interest expense was $22,000 and $18,000, respectively.  For the nine-month periods ended September 30, 2007 and September 30, 2006, stock-based compensation expense was $294,000 and $243,000, respectively, depreciation and amortization expense was $344,000 and $322,000, respectively, and interest expense was $61,000 and $54,000, respectively.

Net cash provided by operating activities was $73,000 for the nine months ended September 30, 2007, compared to net cash used in operating activities of $199,000 for the nine months ended September 30, 2006.

Results of Operations

Revenues

                The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
New software licenses	$728,000	45%	$684,000	55%	$1,838,000	38%	$1,954,000	48%
Software license updates and product support	312,000	19%	272,000	22%	862,000	18%	813,000	20%

Total software revenues	1,040,000	64%	956,000	77%	2,700,000	56%	2,767,000	68%

Professional services	590,000	36%	287,000	23%	2,107,000	44%	1,278,000	32%

Total revenues	$1,630,000	100%	$1,243,000	100%	$4,807,000	100%	$4,045,000	100%

                Total revenues increased by $387,000, or 31%, to $1,630,000, for the three months ended September 30, 2007, from $1,243,000 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, total revenues increased by $762,000, or 19%, to $4,807,000 from $4,045,000 for the nine months ended September 30, 2006.  As the table above indicates, the increase in total revenues for the three months ended September 30, 2007 was attributed to a modest increase in new software licenses and software license updates and product support revenues and the continued growth in professional services revenues.  For the nine months ended September 30, 2007, growth in professional services revenue more than offset a modest decline in total software revenues.  The mix of revenue categories is subject to change on a quarter-to-quarter basis.  The increase in professional services revenue in the current periods compared to the same periods last year can be attributed to the positive results realized from the investment in the Global Services group.  The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of Software Development Kits to new customers.  There is increased competitive price pressure for the Company’s 300mm OEM Connectivity SDK and the potential market is limited.  The Company had expected the market for its CIMPortal product line to grow as the new SEMI Standards for Equipment Data Acquisition (EDA, which is also referred to as Interface A) are adopted by Integrated Device Manufacturers (IDMs), but the industry adoption of this new standard has been proceeding slower than anticipated.  The Company believes it is well positioned to benefit from the adoption of Interface A, but it is difficult to predict how fast the new SEMI Standards for Interface A will become required by IDMs for equipment acceptance.

Cost of Revenues

                The Company’s cost of revenues as a percentage of total revenues for the three months ended September 30, 2007 was 45%, compared to 44% for the three months ended September 30, 2006.  Cost of revenues increased $194,000, or 36%, to $739,000 for the three months ended September 30, 2007, from $545,000 for the three months ended September 30, 2006.  Similarly, the Company’s cost of revenues as a percentage of total revenues for the nine months ended September 30, 2007 was 45%, compared to 41% for the nine months ended September 30, 2006.  Cost of revenues increased $503,000, or 30%, to $2,172,000 for the nine months ended September 30, 2007, from $1,669,000 for the nine months ended September 30, 2006.  These increases were due to the increased percentage of total revenues attributed to professional services in the current year, which revenue has higher labor and other costs of revenues than software revenues.  In addition, the expansion of the Global Services group resulted in more costs charged to cost of revenues during the three months and nine months ended September 30, 2007, as compared to the same period in 2006.  Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and service sales, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

                Sales and marketing expenses increased $15,000, or 5%, to $302,000 during the three months ended September 30, 2007, from $287,000 during the three months ended September 30, 2006.  During the nine months ended September 30, 2007, sales and marketing expenses increased $20,000, or 2%, to $890,000 from $870,000 during the nine months ended September 30, 2006.  Sales and marketing expenses decreased to 19% of total revenues for both the three month and nine month periods ended September 30, 2007 from 23% and 22% respectively, for the three and nine month periods ended September 30, 2006.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, and costs related to the Company’s representation at industry trade shows.

Research and Development

                Research and development expenses increased $3,000, or 1%, to $259,000 during the three months ended September 30, 2007, from $256,000 during the three months ended September 30, 2006.  During the nine months ended September 30, 2007, research and development expenses decreased $44,000, or 5%, to $765,000 from $809,000 during the nine months ended September 30, 2006.  Because the Company released its CIMPortal version 1.0 software product in 2006, the costs associated with research and development activities related to products for the new SEMI Standards for Equipment Data Acquisition (EDA, which is also referred to as Interface A) have decreased on a year-to-date basis over the prior year  The Company has transitioned the majority of its research and development personnel to development of new product opportunities that the Company believes will expand its markets and contribute to future long term growth. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $52,000, or 14%, to $417,000 in the three months ended September 30, 2007, from $365,000 in the three months ended September 30, 2006, although they declined as a percentage of total revenues to 26% in 2007 from 29% in 2006.  This represented a decrease to 26% of total revenues in the first nine months of 2007 from 30% of total revenues for the same period in fiscal 2006.  During the nine months ended September 30, 2007, general and administrative expenses increased $34,000, or 3%, to $1,261,000 from $1,227,000 during the nine months ended September 30, 2006.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  The Company incurred increased general and administrative expenses during the three months ended September 30, 2007 related to its Sarbanes-Oxley internal controls compliance project.  The Company contracted with third party professionals to lead the project and assist the Company in the implementation of enhanced controls and procedures.

Depreciation and Amortization

Depreciation and amortization expense increased $11,000, or 10%, to $118,000 in the three months ended September 30, 2007, from $107,000 in the three months ended September 30, 2006.  During the nine months ended September 30, 2007, depreciation and amortization increased $22,000, or 7%, to $344,000 from $322,000 in the nine months ended September 30, 2006.  The increase in depreciation and amortization expense in the current year is due to an increase in depreciation expense associated with the purchase of additional technical equipment and computer software in the current year.

Other Income (Expense)

Interest and other income for the three months ended September 30, 2007 decreased by $8,000 to $2,000, from $10,000 for the three months ended September 30, 2006.  Similarly, interest and other income for the nine months ended September 30, 2007 decreased by $20,000 to $8,000, from $28,000 for the nine months ended September 30, 2006.  The decrease in interest income resulted from lower levels of cash reserves during the current year.

                Interest expense for the three months ended September 30, 2007 increased by $4,000 to $22,000, from $18,000 for the three months ended September 30, 2006.  Similarly, interest expense for the nine months ended September 30, 2007 increased by $7,000 to $61,000, from $54,000 for the nine months ended September 30, 2006.  The increase resulted from the additional discount recorded in connection with the extension in March 2007 of the due date of Company’s Senior Notes and the expiration date of related warrants, which discount is a non-cash charge that is accreted and included in interest expense.

Liquidity and Capital Resources

At September 30, 2007, the Company had current assets of $1,729,000, including cash and cash equivalents of $320,000, and current liabilities of $1,812,000, resulting in a working capital deficiency of $83,000.  Excluding deferred revenue of $490,000 at September 30, 2007, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company had current assets exceeding current liabilities by $407,000.  As further discussed below, current liabilities also include notes payable to related parties of $157,000.

                As of September 30, 2007, the Company had $471,000 of Senior Notes outstanding due to related parties and others, $455,000 net of discount, comprised of the following:

8% Senior Notes due September 30, 2008	471,000
Senior Note discount	(16,000)
Total	$455,000

Included in the Senior Notes Payable at September 30, 2007, are Senior Notes outstanding of $163,000 ($157,000 net of discount) to officers, employees or their affiliates.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2007, the Company had an accumulated deficit of $31,463,000, but had total stockholders’ equity of $459,000.  During the first nine months of 2007, the Company reported a net loss of $678,000 and net cash provided by operating activities of $73,000.  Results of operations during the first nine months of 2007 were negatively impacted by significant non-cash expenses, including $344,000 of depreciation and amortization, much of which resulted from the amortization of intangible assets recorded in the EFS Solutions acquisition, and $294,000 of stock-based compensation.  Management believes that continued increases in sales and improvements in operations, together with the working capital position of the Company, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and maintain positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

                Net cash provided by operating activities for the nine months ended September 30, 2007 was $73,000, compared to net cash used in operating activities of $199,000 for the same nine-month period in

2006.  The net cash provided by operating activities in the current year resulted primarily from revenues increasing at a higher percentage on a year-over-year basis than operating expenses.

                Net cash used in investing activities for the nine months ended September 30, 2007 and September 30, 2006 was $41,000 and $22,000, respectively, to purchase property and equipment.

                Net cash used in financing activities for the nine months ended September 30, 2007 was $25,000 to pay debt.  There was no cash used in or provided by financing activities for the nine-months ended September 30, 2006.

                The Company has not been adversely affected by inflation.  Revenues from foreign customers were $1,921,000 during the nine months ended September 30, 2007, representing 40% of the Company’s total revenues, compared to $1,626,000, or 40%, of total revenues during the same period in 2006.  There are potential economic risks inherent in foreign trade.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

                The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of its current level of business for the next twelve months.

Factors Affecting Future Results

                Total revenues for the first nine months of 2007 increased 19% compared to the first nine months of 2006.  However, new software license revenues decreased during this period compared to the same period last year.  Revenues from new software licenses include sales of Software Development Kits and runtime revenue associated with OEM customer machine shipments.  Runtime revenue remained flat year-over-year as new customer shipments balanced the overall decline in the industry capital equipment shipments.  Sales of Software Development Kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products.  While the Company believes it continues to win the majority of the available Software Development Kit opportunities for its products, it appears that fewer companies are entering the market for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.  In addition, there is increased price pressure as some of the Company’s competitors have lowered their prices to more effectively compete with the Company.  The Company believes that as the new SEMI Standards for EDA (Interface A) begin to obtain market acceptance, the number of Software Development Kit opportunities will also increase, but industry adoption has been slower than anticipated.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  In addition, management believes the formation of its new Data Management Solution Center continues to add services revenue as the Company provides service to the prior EFS Systems customers and leverages the Company’s expertise in EDA (Interface A) to sell products and services directly to end user customers.  Management believes that its expanded customer base will enable the Company to continue to increase its revenues year-over-year for fiscal 2007, while industry analysts continue to predict a flat to slightly up market in capital equipment spending for the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007.  Based upon this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, during the quarter ended September 30, 2007, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2006.

Our failure to protect our intellectual property may significantly harm our business

Our success and ability to compete is dependent in part on our proprietary technology.  We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights.  Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues.  Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.  In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.  Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.  Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology.  Furthermore, policing the unauthorized use of our products is difficult and expensive.  Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  The associated costs and management time required could significantly harm our business.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products

From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business.  Asyst Technologies, Inc. has made claims in correspondence to the effect that certain of the Company’s products may infringe its proprietary rights, including claims as to which Asyst has a European patent but does not yet have a United States patent.  The Company believes that it does not infringe any such proprietary rights and that any patent rights Asyst has or may obtain on its pending applications are either invalid or unenforceable against the Company.  Any litigation asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business.

Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business.  Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.  In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights.  In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                During the quarter ended September 30, 2007, the Company had no unregistered sales of equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

ITEM 5.  OTHER INFORMATION

                None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated November 14, 2007*

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: November 14, 2007

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)