Form 10-K
period 2007-12-31
CIMETRIX INC
filed 2008-03-31
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),   and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of March 31, 2008, the registrant had 31,927,432 shares of its common stock, par value $.0001, outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $7,488,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 17, 2008, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED

FORM 10-K

For the Year Ended December 31, 2007

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

Cimetrix has traditionally been focused on providing products, services and passionate support to the equipment supplier community, which are referred to herein as original equipment manufacturers (OEMs).  Using the core skills of motion control, connectivity and advanced software architectures, Cimetrix has earned the reputation as a first class supplier of solutions to both small and large equipment suppliers through its OEM Solution Center.  As more advanced processing, higher throughput, lower cost and faster time-to-market pressures confront equipment suppliers, the opportunity to supply more content of the “tool control” software which helps OEMs address these challenges allows Cimetrix to continue to grow the business available from these customers.  During 2007, Cimetrix continued its efforts to also provide software products and professional services tailored to meet the needs of end users in the areas of equipment connectivity and data management.  This expansion will take advantage of several new standards and technologies to position the Company to provide solutions on both sides of the network connecting manufacturing equipment with factory level software applications.

During 2007, Cimetrix obtained its first volume shipments for its new CIMPortal™ product family.  The CIMPortal product family enables equipment suppliers to collect, manage and transfer large amounts of data generated during the manufacturing process.  CIMPortal provides a comprehensive, fully compliant solution for the new Semiconductor Equipment and Materials International (SEMI) standard named Equipment Data Acquisition (EDA, which is also referred to as Interface A).  SEMI, an industry group that includes most major semiconductor manufacturers, developed the EDA standard to facilitate the acquisition and improve the quality of data from equipment on the factory floor.  Cimetrix made a strategic decision to pursue becoming the industry leader in providing software products and professional services to support this emerging new standard. The Company invested heavily in its CIMPortal product line to develop a technically superior product to provide leading equipment suppliers around the world seeking to evaluate an EDA product,  Cimetrix recognized that both semiconductor manufacturers and equipment suppliers have an insatiable need for data to continually improve the manufacturing of computer chips as well as the reliability and predictability of the equipment.  Cimetrix’s CIMPortal product line was designed to meet this need for data as well as support the SEMI EDA standards.

Cimetrix also continued the expansion of its professional services organization to both offer its equipment supplier customers a single-source solution provider capable of being their worldwide “outsource partner” for factory automation connectivity, and to provide data management solutions to integrated device maker (IDM) end user customers.  Traditionally, Cimetrix’s professional services are offered to equipment supplier customers through its OEM Solutions Center within its Global Services group and to the semiconductor and electronics vertical markets through its Data Management Solution Center.

Key Markets

The Company has been focused for the past several years on the global semiconductor and electronics industries.  Both the semiconductor and electronics industries are a natural fit for the Company’s solutions because of the demand for motion intensive manufacturing equipment that can communicate with host computers throughout the manufacturing process.  In addition, these are very competitive industries that have a critical need for data to improve their productivity and manufacturing effectiveness.  These two industries are discussed in more detail below.

In general, the semiconductor and electronics industries are growing, fiercely competitive and dynamic industries.  Rapid technology changes within these industries require machines that are flexible and can be quickly adopted to new requirements.  The Company is uniquely positioned to meet these challenges with advanced motion control and connectivity software that is based on open standards and uses the latest in object-oriented design to provide its customers with the necessary flexibility and customization required to meet industry demands.

By focusing efforts on these two industries, the Company’s goal is to obtain a leadership position for its products in these segments.  This would provide the momentum and cash flow to potentially penetrate other industries. The Company will continue to serve customers in these industries while also exploring opportunities for growth.  For financial reporting, the Company considers the semiconductor and electronics industries as one business segment.

Semiconductor Industry

                The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers.  It is a cyclical industry that is currently weathering a downturn of capital equipment investment during 2007.  Industry analysts estimated that capital equipment spending increased slightly from 2006 to 2007.  However, SEMI indicated in its annual outlook that it expects the semiconductor capital equipment industry to have a more pronounced downturn of 15% in 2008.  In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers.  While the industry is cyclical, the majority of recent capital spending has been transitioning to 300mm equipment.  The Company’s CIMConnect, CIM300 and CIMPortal product lines are directly applicable to makers of 300mm semiconductor tools.  Cimetrix equipment supplier customers have now shipped fully automated tools to virtually all of the major 300mm manufacturing facilities throughout the world.

Electronics Industry

In addition to the semiconductor industry, the Company serves customers in a wide variety of electronics industries, including surface mount technology, small parts assembly, disk drive and specialized robotics.  The surface mount technology market includes factory equipment to produce and test printed circuit boards.  Applications involve high-speed multi-axis motion control with very tight vision system integration.  Some equipment suppliers have adopted the use of PCs as equipment controllers, while others typically use proprietary, homegrown controllers.  The photovoltaic market is attracting substantial investment and has similarities to the semiconductor industry.  The Company is investigating the applicability of its products and services to the photovoltaic industry.

Notable Achievements of 2007

The Company achieved major milestones in 2007 in the areas of overall company revenues, steady growth of its CIMPortal product line, fulfillment of a joint development project with a top tier US based OEM, continued success in the Japanese market and strengthening of the organization with the implementation of Sarbanes-Oxley internal controls.

Overall Company Revenues

Total Company revenues increased 15% during 2007.  Software revenues decreased approximately 5% year-over-year, while service revenues increased over 61%.  Software revenues include a category for “new software licenses”, which decreased 9% year-over-year.  While the Company does not break out revenues in this category, the Company saw an increase in its runtime license revenues.  Unfortunately, software revenues associated with the sales of “software development kits” decreased year-over-year for the second consecutive year, which led to the overall decline in new software license revenue.  Revenues associated with software license updates and product support increased incrementally by 4% year-over-year.

Service revenues increased over 61% year-over-year with solid growth in professional services revenues from the Company’s OEM Solution Center and Data Management Solution Center.  While some customers are happy to purchase Cimetrix products and perform the necessary integration services, an increasing number of customers prefer Cimetrix to provide a total solution.  Typically all professional services projects use one or more Cimetrix products, which should lead to increased software license revenues in future years.

Steady Growth of CIMPortal Product Line

The Company has been working hard to establish a leadership position in the emerging market for the new SEMI EDA standards (also called Interface A), which the Company believes will translate into an overall leadership position for SEMI software connectivity.  During 2007, Cimetrix obtained a number of important “design wins” for its CIMPortal software development kits.  In addition, Cimetrix received its first volume orders for CIMPortal runtime licenses.  More importantly, several leading equipment suppliers plan to use CIMPortal as a key component in their equipment architectures as a high speed data router, regardless of whether the end customer requires EDA.  The CIMPortal product line was designed for this purpose, which will contribute to more consistent runtime license revenue as CIMPortal will be used on additional pieces of equipment.

Fulfillment of Joint Development Project

The Company met all major milestones associated with a joint development project  with a top tier US based equipment supplier.  As a result of the project, Cimetrix owns all of the intellectual property that has been developed and plans to introduce a major new product line in 2008.  Cimetrix’s joint development partner is serving as the beta customer for this new product line.

Continued Success in the Japanese Market

The Company and its exclusive distributor in Japan, CIM, Inc. based in Yokohama, Japan, continue to both win new customers in Japan and expand the relationships with existing customers.  Cimetrix and CIM obtained a number of important design wins for Cimetrix’s connectivity products that we believe will lead to important runtime license revenue in future years.

Strengthening of the Organization

As a public company, Cimetrix was required to fully implement Sarbanes-Oxley internal controls procedures.  The Company hired a more senior controller to lead the effort to implement the necessary internal control procedures, which involved working with experienced external consultants.  While this initiative was substantially more expensive and time consuming than anticipated, the Company is confident that it has improved its internal operations and expanded its “checks and balances” to ensure sound financial management and reporting.  The other positive news is that most of the costs should be non-recurring going forward, as the Company transitions to reviewing and auditing its internal controls.  In addition, the Company also strengthened the organization with the addition of several senior engineers in various roles within the Global Services group as well as the Software Quality Assurance group.

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

CIM300 is a family of software tools for manufacturers of 300mm semiconductor equipment that allows for quick implementation of the required 300mm SEMI standards, including E39, E40, E87, E90, E94 and E116.   CIM300 includes CIMFoundation™, CIM40-Process Job™, CIM87-Carrier Management™, CIM90-Substrate Tracking™, CIM94-Control Job™, and CIM116-Equipment Performance Tracking™.

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

PEER Group is an independent systems integrator based in Canada that competes directly with Cimetrix on professional services.  PEER Group appears to have an alliance with Asyst and competes with Cimetrix for professional services both for end users and equipment manufacturers.

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

Intellectual Property Rights

The open architecture controller technology upon which the Company’s CODE software is based was developed from 1984 to 1989 by a team of Brigham Young University engineers led by Dr. W. Edward Red. Effective July 5, 1995, Cimetrix purchased from Brigham Young University all rights to this intellectual property.

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

In addition, the Company has registered its CODE software system with the US Copyright Office.  For the most part, other than the patent it holds and the copyright registrations, the Company relies on confidentiality and non-disclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software to protect the proprietary nature of its technology.  No cost has been capitalized with respect to the patent.

Major Customers and Foreign Sales

During 2007, one customer accounted for $915,000, or 14% of the Company’s total sales. During 2006, no single customer accounted for 10% or more of the Company’s total sales.

The following table summarizes domestic and export sales, as a percent of total sales, for the years ended December 31, 2007 and 2006:

Year Ended December 31,	2007	2006

Domestic sales	56%	61%
Export Sales	44%	39%

Through December 31, 2007, all the Company’s export sales have been payable in United States dollars.

In 2007 and 2006, no single foreign country accounted for more than 10% of the Company’s total sales.

Personnel

As of March 24, 2008, the Company had 41 employees, 28 of whom are involved in software research and development and providing software engineering services and customer support, 5 of whom are involved in sales and marketing, and 8 of whom who are in finance and administrative positions.  None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

Robert H. Reback, President and Chief Executive Officer, age 48, joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001.  Mr. Reback was the District Manager of Fanuc Robotics’ West Coast business unit from 1994 to 1995.  From 1985 to 1993, he was Director of Sales/Account Executive for Thesis, Inc., a privately owned supplier of factory automation software, and was previously a Senior Automation Engineer for Texas Instruments.  Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.

David P. Faulkner, Executive Vice President of Sales and Marketing, age 52, joined the Company in August 1996.  Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996.  Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

Kourosh Vahdani, Vice-President of Global Services, age 46, joined Cimetrix as Vice-President of Global Services in December 2005.  Prior to joining Cimetrix, Mr. Vahdani was a Senior Consultant performing contract services for Xilinx, Inc. during 2005.  From 1996 to 2003, he was Director of Western Operations for TRW, Inc. Manufacturing Solutions, with responsibility for the systems integration business serving semiconductor manufacturers worldwide.  From 1987 to 1996, Mr. Vahdani worked for Advanced Micro Devices in a variety of engineering and management positions associated with factory automation.  Mr. Vahdani has a B.S. degree in Computer Sciences from St. Edwards University in Austin, Texas.

Dennis P. Gauger, Chief Financial Officer, age 56, joined Cimetrix as Chief Financial Officer in April 2005.  Mr. Gauger is a licensed Certified Public Accountant in Utah and Nevada, and serves on a part-time, consulting basis.  Over the past eight years, he has served several public and private companies in a variety of industries as a part-time, contract financial executive and consultant.  Previously, Mr. Gauger worked for Deloitte & Touche LLP, an international accounting and consulting firm, for 22 years, including 9 years as an accounting and auditing partner, where he directed domestic and international firm interactions with senior executive management, audit committees, and boards of directors.  He has a background in SEC accounting and reporting, mergers and acquisitions, technical accounting issues, finance and operations.  Mr. Gauger holds a B.S. degree in accounting from Brigham Young University.  He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

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

The Company has an accumulated operating deficit of $32,094,000 at December 31, 2007 and has total notes payable and long-term debt outstanding of $744,000.  The Company obtained a bank line of credit in December 2007, which allowed the Company to borrow up to $1,000,000, subject to the amount of its qualifying accounts receivable.  At December 31, 2007, the Company had borrowed $225,000 under the line of credit, and had borrowed $641,084 under the line of credit as of the date of filing this report.  At December 31, 2007, the Company was out of compliance with the quick assets to current liabilities ratio covenant of the line of credit.  Through the filing date of this report, the bank has not called the amount outstanding under the line of credit, and the Company and the bank are currently discussing modifications to the terms of the line of credit agreement.  In the event the bank calls the line of credit, we currently do not have a source of funds to repay the loan.  The Company’s future liquidity is dependent on obtaining and sustaining positive cash flows from operations, and, to the extent necessary, obtaining additional external financing through the issuance of debt or equity securities.  See “Liquidity and Capital Resources.”  If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

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

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, an amendment of SFAS Statements No. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based compensation transactions.  The Company implemented SFAS No. 123(R) on January 1, 2006, requiring that such transactions be accounted for using a fair-value-based method and recognized as expenses.  The adoption of this accounting treatment resulted in the Company reporting an increase in operating expenses of $378,000 and $350,000 in 2007 and 2006, respectively, and may result in the Company reporting increased operating expenses in future years, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of the Company’s common stock.

The price of the Company’s common stock has fluctuated in the past and may continue to fluctuate significantly in the future.

                The market price of the Company’s common stock has been highly volatile in the past, which may continue in the future.  In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations.  These fluctuations have often been unrelated to the operating performance of the affected companies, and such fluctuations could adversely affect the market price of the Company’s common stock.  In the past, securities class action litigation has often been instituted against a company following periods of volatility in its stock price.  This type of litigation, if filed against the Company, could result in substantial costs and divert management’s attention and resources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

                The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 2.  PROPERTIES

The Company’s principal offices are located in a leased facility at 6979 South High Tech Drive, Midvale, Salt Lake County, Utah (about six miles south of Salt Lake City).  The lease expired on November 30, 2007, and the Company is currently negotiating terms of a new lease agreement.  The present facility consists of approximately 17,000 square feet.  All operations of the Company are conducted from its headquarters, with satellite offices located in Boston, Massachusetts, Tempe, Arizona and Amancy, France serving as remote sales and technical support offices.  The Arizona office is comprised of approximately 2,300 square feet and is leased through December 2008.  The France office is comprised of approximately 200 square feet and is leased through March 2008.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

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

	Price Range
Period (Calendar Year)	High	Low

2006
First quarter	$.49	$.35
Second quarter	$.86	$.39
Third quarter	$.50	$.28
Fourth quarter	$.36	$.27

2007
First quarter	$.34	$.27
Second quarter	$.30	$.24
Third quarter	$.30	$.21
Fourth quarter	$.25	$.17

On March 24, 2008 the closing bid quotation for the Company’s common stock on the NASD OTC Bulletin Board was $0.16 per share.  Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

On March 24, 2008, there were 31,927,432 shares of common stock outstanding held by approximately 660 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

To date, the Company has not paid dividends with respect to its common stock.  Management plans to retain future earnings, if any, for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying any dividends on the common stock in the foreseeable future.  The Company is also restricted from paying dividends under the terms of its loan agreements with its Bank.

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

The following table summarizes the Company’s equity compensation plan as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Issued as Restricted Stock Grants (2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (3)	4,252,000	$.50	870,000	1,062,375

(1)                                 Excludes 266,250 shares issuable upon the exercise of warrants issued to purchasers of the Company’s Senior Notes as they were not issued as compensation to Company officers, directors or employees. See Warrants, discussed below.

(2)           During the years ended December 31, 2007 and 2006, restricted stock awards for a total of 105,000 and  765,000 shares of the Company’s common stock was approved, with vesting periods ranging from one to four years.

(3)           A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan.  To date, a total of 65,625 options have been exercised under the Plan.

                  A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan.  Of this amount, 6,100,000 shares are registered for resale pursuant to a Form S-8 registration statement, which became effective on August 27, 2005.  Options issued to employees, directors and former directors began to expire in January of 2007, and, if not exercised, will continue to expire through November 2014.

Warrants

                In addition to the shares issuable under the Company’s equity compensation Plan, the Company has outstanding warrants held by purchasers of the Company’s Senior Notes to purchase 266,250 shares of common stock at an exercise price of $0.35 per share.  The warrants expire in September 2008.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2007 were derived from the Company’s consolidated financial statements audited by HJ & Associates, LLC, independent registered public accountants, for the years ended December 31, 2006 and 2007 and Tanner LC, independent registered public accountants, for the years ended December 31, 2003 through 2005.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003

Results of Operations Data:
Net sales	$6,389,000	$5,556,000	$4,670,000	$4,542,000	$3,340,000
Income (loss) from operations	(1,309,000)	(1,108,000)	(591,000)	391,000	(592,000)
Net income (loss)	(1,309,000)	(1,149,000)	(706,000)	164,000	(931,000)

Income (loss) per common share - diluted	$(0.04)	$(0.04)	$(0.02)	$0.01	$(0.04)

Dividends per common share	$—	$—	$—	$—	$—

Balance Sheet Data:

Total Assets	$1,976,000	$2,538,000	$3,295,000	$2,358,000	$3,032,000
Long-term debt, net of current portion	38,000	446,000	—	691,000	1,865,000
Stockholders’ equity (deficit)	(136,000)	922,000	1,758,000	(198,000)	(506,000)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2007 and  2006, and the Company’s financial position at December 31, 2007.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide.  The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities.  Revenues are derived from the sales of software and services.  Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support.  Services includes the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products.  While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries.  During 2007, Cimetrix expanded its efforts initiated in late 2006 to provide software products and professional services tailored to meet the needs of end users in the areas of equipment connectivity and data management.  For a detailed discussion of the Company’s products, markets, and other Company information, refer to Item 1, “Business.”

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

                Revenue related to services is recognized as services are performed if there is not an extended contract related to such services.  If the services are provided pursuant to a contract that extends over a period of time, the revenue from services is recorded ratably over the contract period, generally using the percentage of completion method.  When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period in which the loss becomes evident.

                If a sale involves a bundled package of new software licenses, software license updates and product support, and professional services, and the Company has vendor specific objective evidence of fair value among arrangement elements in accordance with SOP 97-2, then revenue is first allocated to software license updates and product support and professional service obligations at fair market value, and the remaining amount is applied to new software license revenue.  Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment.  Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months.  Revenue from professional services is recognized as services are performed.  Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers.  On occasion, extended payment terms will be offered.  If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

                In the event that the Company does not have vendor specific objective evidence of fair value among arrangement elements in a bundled package of products and services, the Company reports the revenue in a single revenue line presentation in the consolidated statements of operations in accordance with SOP 97-2.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $378,000 and $350,000 on a straight-line basis for the year ended December 31, 2007 and 2006,  for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

The stock-based compensation expense for the year ended December 31, 2007 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  There was no stock compensation expense capitalized during the year ended December 31, 2007 or 2006.  On the date of adoption of SFAS No. 123(R), there were 5,551,500 stock options issued to employees and directors of which, 3,564,875 options were fully vested.  During the twelve months ended December 31, 2007, and 2006, options to purchase 441,500 and 1,010,500 shares of the Company’s common stock were issued to employees and directors, with a weighted average exercise price of $0.27 and $0.41 per share, respectively.  During the year ended December 31, 2007 and 2006, restricted stock awards to employees for a total of 105,000 and 765,000, respectively, shares of the Company’s common stock were approved, with vesting periods ranging from one to four years.

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

Accounts Receivable

                Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $54,000 and $99,000 as of December 31, 2007 and 2006, respectively.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At December 31, 2007, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,935,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to net revenues derived from the Company’s Consolidated Statements of Operations for each of the two preceding fiscal years.

Year Ended December 31,	2007	2006

Total revenues	100%	100%

Operating costs and expenses:
Cost of revenues	50	41
Sales and marketing	20	22
Research and development	16	19
General and administrative	27	30
Depreciation and amortization	6	8

Total operating costs and expenses	119	120

Income (loss) from operations	(19)	(20)
Interest expense, net of interest income	(1)	(1)
Other income (expense)	—	—

Net income (loss)	(20)%	(21)%

The Company reported a net loss of $1,309,000 for the year ended December 31, 2007, compared to a net loss of $1,149,000 for the year ended December 31, 2006.  The net loss for 2007 and 2006 includes non-cash expense of $378,000 and $350,000, respectively, related to the implementation of SFAS 123(R) on January 1, 2006.  This standard required the Company to expense the fair value of stock options and restricted stock awards issued to employees.  The net loss for 2007 and 2006 also includes non-cash expense of $407,000 and $432,000, respectively for depreciation and amortization, which significantly increased over prior years  as a result of the acquisition of EFS Solutions, Inc. in October 2005.

Net cash used in operating activities was $169,000 and $183,000 for the years ended December 31, 2007 and 2006.

Results of Operations

Revenues

                The following table summarizes revenues by category and as a percent of total revenues:

Year Ended December 31,	2007		2006

New software licenses	$2,537,000	40%	$2,783,000	50%
Software license updates and product support	1,142,000	18%	1,095,000	20%

Total software revenues	3,679,000	58%	3,878,000	70%

Professional services	2,710,000	42%	1,678,000	30%

Total revenues	$6,389,000	100%	$5,556,000	100%

                Total revenues for 2007 increased $833,000, or 15%, to $6,389,000, from $5,556,000 in 2006.  As the table above indicates, the increase in net sales in 2007 was attributed to an increase in professional services revenues, and to a lesser extent, software license updates and product support revenues, offset by a decrease in new software revenues.  The mix of revenue categories is subject to change on a year-to-year basis.  The increase in professional services revenue in the current year compared to last year can be attributed to the positive results realized from the investment in the Global Services group.  The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of software development kits to new customers.  There is increased competitive price pressure for the Company’s 300mm OEM Connectivity software development kit and the potential market is limited.  The market for the Company’s CIMPortal product line has grown more slowly than anticipated as the industry has not acted quickly to adopt the new SEMI Standards for Equipment Data Acquisition (EDA, which is also referred to as Interface A).  The Company believes it is well positioned to benefit from the adoption of Interface A, but it is difficult to predict how fast the new SEMI Standards for Interface A will become required by device manufacturers.

Cost of Revenues

The Company’s cost of revenues as a percentage of total revenues for the years ended December 31, 2007 and 2006 was 50% and 41%, respectively.  Cost of revenues increased $914,000, or 40%, to $3,189,000 for 2007, from $2,275,000 for 2006.  The year-over-year increase was due to the increased percentage of total revenues attributed to professional services, which revenue has higher labor and other costs of revenue than software revenues.  In addition, the expansion of the Global Services group resulted in more costs charged to cost of revenues during 2007 and 2006, as compared to prior years.  In addition, during the fourth quarter of 2007, a professional services project in the Company’s Data Management Solution Center required significant added resources and costs.  The Company made appropriate changes in project management and oversight, along with the required investments, to ensure the customer’s success.  Cost of revenues as a percentage of total revenues will vary from year to year depending on the mix of software and service sales, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $32,000, or 3%, to $1,266,000 in 2007, from $1,234,000 in 2006.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, press releases, and the costs related to the Company’s representation at industry trade shows.

Research and Development

                Research and development expenses decreased $11,000, or 1%, to $1,026,000 in 2007, from $1,037,000 in 2006.  Because the Company released its CIMPortal version 1.0 software product in 2006, the costs associated with research and development activities related to products for the new SEMI Standards for Equipment Data Acquisition have decreased during 2007 and 2006.  The Company has transitioned the majority of its research and development personnel to development of new product opportunities that the Company believes will expand its markets and contribute to future long term growth. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $57,000, or 3%, to $1,743,000 in 2007, from $1,686,000 in 2006.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  The Company incurred increased general and administrative expenses in 2007 related to its Sarbanes-Oxley internal controls compliance project.  The Company contracted with third party professionals to lead the project and assist the Company in the implementation of enhanced controls and procedures.

Depreciation and Amortization

Depreciation and amortization expense decreased $25,000, or 6%, to $407,000 in 2007 from $432,000 in 2006.  Certain of the intangible assets associated with the EFS Solutions acquisition in October 2005 became fully amortized in 2007, resulting in a decrease in depreciation and amortization expense in the current year.

Other Income (Expense)

Interest income decreased by $17,000, or 65%, to $9,000 in 2007, from $26,000 in 2006.  The decrease resulted from lower levels of cash reserves in the current year.

                Interest expense increased $4,000, or 6%, to $76,000, in 2007, compared to $72,000 in 2006.  The increase in 2007 is attributable to the extension of maturity date associated with the Senior Notes.

Liquidity and Capital Resources

At December 31, 2007, the Company had current assets of $1,434,000, including cash and cash equivalents of $339,000, and current liabilities of $2,074,000, resulting in a working capital deficiency of $640,000.  Current liabilities include deferred revenue of $328,000 at December 31, 2007, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds.

                As of December 31, 2007, the Company had notes payable and long-term debt totaling $744,000 comprised of the following:

8% Senior Notes due September 30, 2008	$471,000
Revolving bank line of credit	225,000
Other	48,000
744,000
Less current portion	706,000

Long-term portion	$38,000

Included in the Senior Notes Payable at September 30, 2007, are Senior Notes outstanding of $163,000 to officers, employees or their affiliates.

In December 2007, the Company entered into a revolving line of credit agreement with a bank, of which $225,000 had been advanced as of December 31, 2007.  Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1,000,000.  The line of credit bears interest at the prime rate plus 1% (8.25% at December 31, 2007), and matures in December 2008.  The line of credit is collateralized by substantially all operating assets of the Company.  Interest payments are payable on the last day of each month, with all principal advances payable on the maturity date of the line of credit.  The Company believes that the funds available from the line of credit will be an important source of liquidity in the near term.

Under the line of credit agreement, the Company is required to comply with the following financial covenants:

•                  Maintain a ratio of quick assets to current liabilities of at least:  (i) 1.15 to 1.00 from the effective date of the agreement through May 31, 2008 and (ii) 1.35 to 1.00 from and after June 1, 2008;

•                  Not incur any loss, calculated on a rolling three-month period, in excess of:  (i) $650,000 from the effective date of the agreement through December 31, 2007; (ii) $625,000 from January 1, 2008 through March 31, 2008; (iii) $385,000 from April 1, 2008 through June 30, 2008; (iv) $200,000 from July 1, 2008 through September 30, 2008; and (v) $0 from and after October 1, 2008.

The Company or any of its subsidiaries shall not do any of the following without the bank’s consent:

•                  Convey, sell, convey, transfer or otherwise dispose of parts of its business or defined property;

•                  Engage in any line of business other than that in effect on the effective date of the agreement, permit a change in control or change its jurisdiction of formation;

•                  Merge or consolidate with other entity or acquire all of the capital stock or property of another entity;

•                  Create, incur, assume or be liable for any new indebtedness;

•                  Create, incur, allow or suffer any lien on its property, or assign any right to receive income;

•                  Maintain any other collateral account;

•                  Pay any dividends or make any distribution or payment or redeem, retire or purchase any capital stock, or make other than certain defined investments;

•                  Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;

•                  Make any payment on any defined subordinated debt or amend any provision in any document relating to subordinated debt;

•                  Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

At December 31, 2007, the Company was out of compliance with the quick assets to current liabilities ratio covenant of the line of credit, primarily as a result of the Company incurring unanticipated costs on a service contract during the fourth quarter of 2007 and the Company accruing and expensing in the fourth quarter of 2007 the estimated remaining costs on the contract to be incurred during the first quarter of 2008, in accordance with its accounting policy for service contracts.  As of the filing date of this report, we had borrowed $641,084 under the line of credit.  Through the filing date of this report, the bank has not called the amount outstanding under the line of credit, and the Company and the bank are currently discussing modifications to the terms of the line of credit agreement.  In the event the bank calls the line of credit, we currently do not have a source of funds to repay the loan.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2007, the Company had an accumulated deficit of $32,094,000, and total stockholders’ deficit of $136,000.  During the year ended December 31, 2007, the Company reported a net loss of $1,309,000 and net cash used in operating activities of $169,000.  Results of operations during 2007 were negatively impacted by significant non-cash expenses, including $407,000 of depreciation and amortization, much of which resulted from the amortization of intangible assets recorded in the EFS Solutions acquisition, and $378,000 of stock-based compensation.  Management believes that continued increases in sales and improvements in operations, together with funds available from the bank line of credit, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and maintain positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to curtail operations.

Net cash used in operating activities for the year ended December 31, 2007 was $169,000, compared to net cash used in operating activities of $183,000 for the year ended December 31, 2006.  The decrease in net cash used in operating activities resulted primarily from revenues increasing at a higher percentage on a year-over-year basis than operating expenses.

Net cash used in investing activities for the years ended December 31, 2007 and 2006 was $5,000 and $65,000, respectively, to purchase property and equipment.

Net cash provided by financing activities was $200,000 for the year ended December 31, 2007, comprised of $225,000 borrowings from the bank line of credit, partially offset by a $25,000 reduction of Senior Notes.  Net cash used in financing activities for the year ended December 31, 2006 was $217,000, representing reductions of Senior Notes.

The Company has not been adversely affected by inflation.  Revenues from foreign customers were $2,795,000 during the year ended December 31, 2007, representing 44% of the Company’s total revenues, compared to $2,144,000, or 39%, of total revenues during the year ended December 31, 2006.  There are potential economic risks inherent in foreign trade.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources, projected cash from operations, and funds available from its bank line of credit to be sufficient to meet the operating needs of its current level of business for the next twelve months.

Contractual Obligations and Commitments

The Company has various contractual obligations that are recorded as liabilities in its consolidated financial statements.  The Company also has employment commitments with its executive officers and other key employees.  Such commitments with the Company’s executive officers are described in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference into Part III, Item 10, “Executive Compensation”, in this Annual Report on Form 10-K.

The Company has entered into operating leases for its office facilities and office equipment.  The table below summarizes the obligations pursuant to these leases, assuming that all lease arrangements run to full term.

		Less Than	1 to 3	4 to 5
	Total	1 Year	Years	Years

Operating leases	$64,000	$54,000	$6,000	$4,000

Recently Issued Accounting Standards

                    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on our financial statements.

                    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 on January 1, 2008, resulting in no financial statement impact.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company adopted SFAS No. 158 on December 31, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its financial statements.

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

Factors Affecting Future Results

                Total revenues for 2007 increased 15% compared to 2006.  However, new software license revenues decreased during this period compared to the same period last year.  Revenues from new software licenses include sales of Software Development Kits and runtime revenue associated with OEM customer machine shipments.  Runtime revenue remained flat year-over-year as new customer shipments balanced the overall decline in the industry capital equipment shipments.  Sales of Software Development Kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products.  While the Company believes it continues to win the majority of the available Software Development Kit opportunities for its products, it appears that fewer companies are entering the market for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.  In addition, there is increased price pressure as some of the Company’s competitors have lowered their prices to more effectively compete with the Company.  The Company believes that as the new SEMI Standards for EDA (Interface A) begin to obtain market acceptance, the number of Software Development Kit opportunities will also increase, but industry adoption has been slower than anticipated.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  In addition, management believes the formation of its new Data Management Solution Center continues to add services revenue as the Company provides service to the prior EFS Systems customers and leverages the Company’s expertise in EDA (Interface A) to sell products and services directly to end user customers.  Management believes that its expanded customer base will enable the Company to continue to increase its revenues year-over-year for fiscal 2008, while industry analysts continue to predict a flat to slightly up market in capital equipment spending for the industries served by the Company.  As discussed below, the Company is also investing in a number of initiatives that management expects to contribute to future growth.

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

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

                None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, other than the information regarding executive officers which is contained in Part I of this report, is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item, other than the information regarding our equity compensation plans which is contained in Part I of this report is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2008 Annual Meeting of Stockholders.

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

(b)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
10.1	Loan and Security Agreement with Silicon Valley Bank*
11	Statement re: computation of per share earnings (4)
21	List of Subsidiaries (4)
23.1	Independent Auditors’ Consent — HJ & Associates, LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated March 31, 2008*

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

(2)   Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

(3)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)          Included in Notes to Consolidated Financial Statements contained in this filing

(5)          Incorporated by reference to Exhibit 16.1 included with the report on Form 8-K dated June 20, 2007.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2008.

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
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	March 31, 2008
Robert H. Reback	(Principal Executive Officer)

/S/ Dennis P. Gauger	Chief Financial Officer	March 31, 2008
Dennis P. Gauger	(Principal Financial and Accounting Officer)

/S/ Scott C. Chandler	Director	March 31, 2008
Scott C. Chandler

/S/ C. Alan Weber	Director	March 31, 2008
C. Alan Weber

/S/ Michael B. Thompson	Director	March 31, 2008
Michael B. Thompson

CIMETRIX INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cimetrix Incorporated and subsidiaries

Salt Lake City, Utah

We have audited the consolidated balance sheets of Cimetrix Incorporated and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Cimetrix Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

/s/HJ & ASSOCIATES, LLC
HJ & ASSOCIATES, LLC

Salt Lake City, Utah

March 29, 2008

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$339,000	$313,000
Accounts receivable, net	1,035,000	1,337,000
Inventories	8,000	11,000
Prepaid expenses and other current assets	52,000	45,000
Total current assets	1,434,000	1,706,000

Property and equipment, net	165,000	177,000
Intangible assets, net	284,000	563,000
Goodwill	64,000	64,000
Other assets	29,000	28,000

	$1,976,000	$2,538,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$438,000	$153,000
Accrued expenses	602,000	378,000
Deferred revenue	328,000	614,000
Notes payable - related parties, net	163,000	—
Notes payable and current portion of long-term liabilities, net	543,000	25,000
Total current liabilities	2,074,000	1,170,000

Long-term liabilities:
Notes payable — related parties, net	—	154,000
Notes payable, net	38,000	292,000
Total long-term liabilities	38,000	446,000

Total liabilities	2,112,000	1,616,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	32,004,000	31,753,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(32,094,000)	(30,785,000)
Total stockholders’ equity (deficit)	(136,000)	922,000

	$1,976,000	$2,538,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006
Revenues:
New software licenses	$2,537,000	$2,783,000
Software license updates and product support	1,142,000	1,095,000
Total software revenues	3,679,000	3,878,000
Professional services	2,710,000	1,678,000

Total revenues	6,389,000	5,556,000

Operating costs and expenses:
Cost of revenues	3,189,000	2,275,000
Sales and marketing	1,266,000	1,234,000
Research and development	1,026,000	1,037,000
General and administrative	1,743,000	1,686,000
Depreciation and amortization	407,000	432,000

Total operating costs and expenses	7,631,000	6,664,000

Loss from operations	(1,242,000)	(1,108,000)

Other income (expense):
Interest income	9,000	26,000
Interest expense	(76,000)	(72,000)
Gain on extinguishment of debt	—	—
Other income (expense)	—	5,000

Total other expense, net	(67,000)	(41,000)

Loss before income taxes	(1,309,000)	(1,149,000)

Provision for income taxes	—	—

Net loss	$(1,309,000)	$(1,149,000)

Income (loss) per common share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding:
Basic	31,927,000	31,927,000
Diluted	31,927,000	31,927,000

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2007 and 2006

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2006	25,000	$(49,000)	31,952,432	$3,000	$31,440,000	$(29,636,000)	$1,758,000
Stock-based compensation	—	—	—	—	280,000	—	280,000
Issuance of common stock warrants attached to senior notes	—	—	—	—	33,000	—	33,000
Net loss	—	—	—	—	—	(1,149,000)	(1,149,000)
Balance, December 31, 2006	25,000	(49,000)	31,952,432	3,000	31,753,000	(30,785,000)	922,000
Stock-based compensation	—	—	—	—	238,000	—	238,000
Issuance of common stock warrants attached to senior notes	—	—	—	—	13,000	—	13,000
Net loss	—	—	—	—	—	(1,309,000)	(1,309,000)
Balance, December 31, 2007	25,000	$(49,000)	31,952,432	$3,000	$32,004,000	$(32,094,000)	$(136,000)

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,309,000)	$(1,149,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407,000	432,000
Provision for doubtful accounts	(45,000)	(15,000)
Option and warrants issued for services	—	—
Stock-based compensation	378,000	350,000
Amortization of bond discount	38,000	20,000
Gain on extinguishment of debt	—	(8,000)
(Increase) decrease (net of acquisition) in:
Accounts receivable	347,000	(33,000)
Inventories	3,000	(11,000)
Prepaid expenses and other current assets	(4,000)	16,000
Other assets	(1,000)	—
Increase (decrease) in:
Accounts payable	219,000	(33,000)
Accrued expenses	84,000	39,000
Deferred revenue	(286,000)	209,000

Net cash used in operating activities	(169,000)	(183,000)

Cash flows from investing activities:
Purchase of property and equipment	(5,000)	(65,000)
Acquisition of business	—	—
Net sales of marketable securities	—	—

Net cash used in investing activities	(5,000)	(65,000)

Cash flows from financing activities:
Payments of debt	(25,000)	(217,000)
Proceeds from the sale of common stock	—	—
Proceeds from the issuance of debt	225,000	—

Net cash provided by (used in) financing activities	200,000	(217,000)

Net increase (decrease) in cash and cash equivalents	26,000	(465,000)
Cash and cash equivalents, beginning of year	313,000	778,000

Cash and cash equivalents, end of year	$339,000	$313,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

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

Cash and Cash Equivalents — The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.  Cash equivalents were $0 as of December 31, 2007 and 2006.  Cash was $339,000 and $313,000 as of December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company had $104,000 of cash and cash equivalents that was federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits, or are deposited in institutions that are not federally insured.

Accounts Receivable — Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $54,000 and $99,000 as of December 31, 2007 and 2006, respectively.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

Inventories — Inventories, consisting of certain product licenses resold with the Company’s products, are stated at the lower of cost or market, with cost determined on a first-in, first out (FIFO) method.

Software Development Costs — The Company accounts for its software development costs in accordance with FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended).  Costs incurred prior to the establishment of technological feasibility, including costs of planning, designing, coding and testing are expensed as incurred.  The Company has determined that technological feasibility for its software products is reached shortly before the products are released in their final form.  Costs incurred after technological feasibility is established have not been material, and, accordingly, the Company has expensed all research and development costs when incurred.  Accordingly, no software development costs were capitalized during the years ended December 31, 2007 and 2006.

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

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

Research and Development — Research and development expenses include direct costs for wages, benefits, materials, and education of technical personnel and are expensed as incurred for software that has not achieved technological feasibility.  The Company also expenses hardware design and prototype expenses as incurred as research and development costs.

Patents and Copyrights — The Company has obtained a patent related to certain technology.  In addition, the Company has registered most of its software system products with the Copyright Office of the United States, and will continue to timely register any updates to current products or any new products.  Generally, other than the patent and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology.  No cost has been capitalized with respect to the patent.

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

Equipment	2 - 7 years
Office equipment and software	1 - 7 years
Furniture and fixtures	5 - 10 years
Leasehold improvements	7 years
Automobiles	5 years

Maintenance and repairs are charged to costs and expenses as incurred.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

Intangible Assets — Intangible assets include the costs to obtain the Company’s AART and SDI SECS/GEM technology and intangible assets acquired in the 2006 acquisition of EFS Solutions, Inc.  Intangible assets that are determined to have finite lives are amortized over their estimated useful lives to the Company.  The amortization lives of definite-lived assets are as follows:

Technology	10 years
Customer relationships	5 years
Covenant not to compete	2 years

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

Goodwill — Goodwill, representing the excess of the purchase price of EFS Solutions, Inc. over the fair value of the identifiable net assets acquired, is not amortized but tested for impairment annually or when events or circumstances indicate that the carrying value may not be recoverable.  The Company performs the annual assessment of goodwill in the fourth quarter.

Impairment of Long-Lived Assets — The Company periodically reviews its long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  No impairment loss was recognized during the years ended December 31, 2007 and 2006.

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

Years Ended December 31, 2007 and 2006

Continued

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

Revenue related to services is recognized as services are performed if there is not an extended contract related to such services.  If the services are provided pursuant to a contract that extends over a period of time, the revenue from services is recorded ratably over the contract period, generally using the percentage of completion method.  When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period in which the loss becomes evident.

If a sale involves a bundled package of new software licenses, software license updates and product support, and professional services, and the Company has vendor specific objective evidence of fair value among arrangement elements in accordance with SOP 97-2, then revenue is first allocated to software license updates and product support and professional service obligations at fair market value, and the remaining amount is applied to new software license revenue.  Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment.  Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months.  Revenue from professional services is recognized as services are performed.  Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers.  On occasion, extended payment terms will be offered.  If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

In the event that the Company does not have vendor specific objective evidence of fair value among arrangement elements in a bundled package of products and services, the Company reports the revenue in a single revenue line presentation in the consolidated statements of operations in accordance with SOP 97-2.

Income Taxes — As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At December 31, 2007,

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,935,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Advertising Costs — Advertising costs, including trade show participation, newsletters, press releases and sales literature, are expensed as incurred, and totaled $59,000 and $78,000, for the years ended December 31, 2007 and 2006, respectively.

Earnings (Loss) Per Common Share — The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 4,518,250 and 4,581,750 shares of common stock were outstanding at December 31, 2007 and 2006, respectively.  No options, warrants or restricted stock awards were included in the computation of weighted average number of shares because the effect would have been anti-dilutive.

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

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

Recent Accounting Pronouncements — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

SFAS No. 159 on January 1, 2008, resulting in no financial statement impact.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company adopted SFAS No. 158 on December 31, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its financial statements.

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

Years Ended December 31, 2007 and 2006

Continued

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

Comprehensive Income (Loss) — The only component of comprehensive income (loss) in 2007 and 2006 was net loss.

Reclassifications — Certain amounts in the consolidated financial statements for the year ended December 31, 2006 have been reclassified to conform to the presentation used in the year ended December 31, 2007.

Note 2 — Stock-Based Compensation

In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2007 Long-Term Incentive Plan (the “Plan”).  In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock unit and equity-based performance awards.

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

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

The stock-based compensation expense for the years ended December 31, 2007 and 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Years Ended December 31,
	2007	2006

Cost of revenues	$17,000	$16,000
Sales and marketing	97,000	55,000
Research and development	29,000	50,000
General and administrative	235,000	229,000

Total stock-based compensation expense realized and increase in net loss	$378,000	$350,000

Impact on basic loss per common share	$(0.01)	$(0.01)

Impact on diluted loss per common share	$(0.01)	$(0.01)

There was no stock compensation expense capitalized during the years ended December 31, 2007 and 2006.

During the year ended December 31, 2007, options to purchase 441,500 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.23 to $0.28 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	85.31%
Risk free interest rate	4.47%
Expected life of options	7 years

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

The following table summarizes the stock option activity during 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	4,115,500	$0.53
Granted	441,500	0.27
Exercised	—	—
Expired	(75,000)	0.57
Forfeited	(230,000)	0.43

Outstanding at December 31, 2007	4,252,000	0.50	2.62	$—

Options vested and exercisable at December 31, 2007	2,811,708	0.56	1.51	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.20 as of December 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

During the year ended December 31, 2007, the Company granted to officers and directors restricted stock awards for a total of 105,000 shares of the Company’s common stock, with vesting periods ranging from one to four years.  During the year ended December 31, 2006, the Company entered into employment agreements with officers providing for the grant of restricted stock awards for a total of 765,000 shares of the Company’s common stock, with vesting periods ranging from one to four years.  The grant-date fair value of these restricted stock awards was estimated on the effective date of the restricted stock awards or related employment agreements using the closing market price of the Company’s common stock on that date, with the compensation expense amortized over the vesting period of the restricted stock awards.  The issuance of the shares was approved by the Board of Directors.  Included in accrued expenses in the accompanying consolidated balance sheets are liabilities of $211,000 and $70,000 as of December 31, 2007 and 2006, respectively, representing the 2007 and 2006 vested portions of the compensation for the restricted stock awards for which shares have not been issued.

As of December 31, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $409,000, and the weighted average period over which these awards are expected to be recognized was 2.40 years.

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

Years Ended December 31, 2007 and 2006

Continued

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

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

Note 4:  Accounts Receivable

                Accounts receivable consist of the following:

	December 31,
	2007	2006

Trade receivables	$1,089,000	$1,436,000
Less allowance for doubtful accounts	(54,000)	(99,000)

	$1,035,000	$1,337,000

Note 5:  Property and Equipment

                Property and equipment consist of the following:

	December 31,
	2007	2006

Software development costs	$464,000	$464,000
Equipment	480,000	455,000
Office equipment and software	579,000	488,000
Furniture and fixtures	208,000	208,000
Leasehold improvements	95,000	95,000
Automobiles	52,000	52,000
	1,878,000	1,762,000
Less accumulated depreciation and amortization	(1,713,000)	(1,585,000)

	$165,000	$177,000

                Depreciation and amortization expense related to property and equipment for the years ended December 31, 2007 and 2006 was $128,000 and $101,000, respectively.

Note 6:  Intangible Assets and Goodwill

                Intangible assets subject to amortization consist of the following at December 31:

	2007
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Technology	$1,091,000	$1,003,000	$88,000
Customer relationships	356,000	160,000	196,000
Covenant not to compete	427,000	427,000	—

	$1,874,000	$1,590,000	$284,000

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

	2006
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Technology	$1,091,000	$955,000	$136,000
Customer relationships	356,000	89,000	267,000
Covenant not to compete	427,000	267,000	160,000

	$1,874,000	$1,311,000	$563,000

                The amounts for customer relationships and covenant not to compete were recorded in connection with the 2005 acquisition of EFS (Note 2).

                Goodwill of $64,000 also originated in the acquisition of EFS, and is not amortized but tested periodically for impairment.

                Amortization expense was $279,000 and $331,000 for the years ended December 31, 2007 and 2006, respectively.

                The estimated future annual amortization expense for identifiable intangible assets is as follows:

2008	$118,000
2009	113,000
2010	53,000

$284,000

Note 7:  Accounts Payable and Accrued Expenses

                Accounts payable consist of the following:

	December 31,
	2007	2006

Trade	$364,000	$90,000
Related parties	74,000	63,000

	$438,000	$153,000

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

                Accrued expenses consist of the following:

	December 31,
	2007	2006

Accrued salaries and wages	$67,000	$153,000
Accrued vacation	118,000	120,000
Accrued payroll taxes	40,000	26,000
Accrued interest payable	9,000	9,000
Restricted stock payable (Note 2)	211,000	70,000
Accrued contract costs	147,000	—
Other	10,000	—

	$602,000	$378,000

Note 8:  Lease Obligations

                The Company leases certain office space and equipment under noncancelable operating lease agreements.  Future minimum lease payments required under operating leases are as follows:

Year ending December 31,

2008	$54,000
2009	3,000
2010	3,000
2011	3,000
2012	1,000

$64,000

                Rental expense for the years ended December 31, 2007 and 2006 under operating leases was $180,000 and $177,000, respectively.

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

Note 9:  Notes Payable and Long-Term Debt

The Company’s notes payable consisted of the following:

Related Parties:

	December 31,
	2007	2006
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008, payable to officers, employees, or their affiliates	$163,000	$163,000

Less discount	—	(9,000)

Total	163,000	154,000

Less current portion	163,000	—

Long-term portion	$—	$154,000

Other:

	December 31,
	2007	2006

Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008	$308,000	$308,000

Senior Notes, unsecured, with interest at 8% payable semiannually on April 1, and October 1, 2006, matured September 30, 2006	—	25,000

Revolving bank line of credit, secured by the operating assets of the Company, with interest at the prime rate plus 1% (8.25% at December 31, 2007)	225,000	—

Installment notes payable to financing company, payable in monthly payments totaling $1,901, including interest at 24.49%, from March 2008 through February 2011,	48,000	—

Less discount	—	(16,000)

Total	581,000	317,000

Less current portion	543,000	25,000

Long-term portion	$38,000	$292,000

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

At December 31, 2007, there were warrants issued to the Senior Note holders to purchase a total of 266,250 common shares of the Company at an exercise price of $0.35 per share.  The warrants expire on September 30, 2008.  The value of the warrants has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital.  This discount is accreted and recognized as interest expense over the remaining life of the Senior Notes.

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

In December 2007, the Company entered into a revolving line of credit agreement with a bank, of which $225,000 had been advanced as of December 31, 2007.  Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1,000,000.  The line of credit bears interest at the prime rate plus 1% (8.25% at December 31, 2007), and matures in December 2008.  The line of credit is collateralized by substantially all operating assets of the Company.  Interest payments are payable on the last day of each month, with all principal advances payable on the maturity date of the line of credit.

Under the line of credit agreement, the Company is required to comply with the following financial covenants:

•                  Maintain a ratio of quick assets to current liabilities of at least:  (i) 1.15 to 1.00 from the effective date of the agreement through May 31, 2008 and (ii) 1.35 to 1.00 from and after June 1, 2008;

•                  Not incur any loss, calculated on a rolling three-month period, in excess of:  (i) $650,000 from the effective date of the agreement through December 31, 2007; (ii) $625,000 from January 1, 2008 through March 31, 2008; (iii) $385,000 from April 1, 2008 through June 30, 2008; (iv) $200,000 from July 1, 2008 through September 30, 2008; and (v) $0 from and after October 1, 2008.

The Company or any of its subsidiaries shall not do any of the following without the bank’s consent:

•                  Convey, sell, convey, transfer or otherwise dispose of parts of its business or defined property;

•                  Engage in any line of business other than that in effect on the effective date of the agreement, permit a change in control or change its jurisdiction of formation;

•                  Merge or consolidate with other entity or acquire all of the capital stock or property of another entity;

•                  Create, incur, assume or be liable for any new indebtedness;

•                  Create, incur, allow or suffer any lien on its property, or assign any right to receive income;

•                  Maintain any other collateral account;

•                  Pay any dividends or make any distribution or payment or redeem, retire or purchase any capital

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

stock, or make other than certain defined investments;

•                  Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;

•                  Make any payment on any defined subordinated debt or amend any provision in any document relating to subordinated debt;

•                  Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

At December 31, 2007, the Company was out of compliance with the quick assets to current liabilities ratio covenant of the line of credit.  Through the filing date of this report, the bank has not called the amount outstanding under the line of credit, and the Company and the bank are currently discussing modifications to the terms of the line of credit agreement.

Future maturities of notes payable and long-term debt are as follows:

Year ending December 31,
2008	$543,000
2009	15,000
2010	19,000
2011	4,000

$581,000

Note 10:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31
	2007	2006

Income tax benefit at statutory rate	$445,000	$391,000
Meals and entertainment	(9,000)	(6,000)
Research and development credit	7,000	80,000
Stock-based compensation	(81,000)	(95,000)
Other	—	3,000
Change in valuation allowance	(362,000)	(373,000)

	$—	$—

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

Deferred tax assets (liabilities) are comprised of the following:

	December 31
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$9,637,000	$9,019,000
Asset impairment	1,182,000	1,415,000
Depreciation and amortization	163,000	395,000
Allowance for doubtful accounts	20,000	37,000
Accrued expenses	178,000	71,000
Deferred income	123,000	229,000
Inventory reserve	—	49,000
Research and development credits	747,000	799,000
	12,050,000	12,014,000
Less valuation allowance	(11,935,000)	(11,770,000)
Net deferred tax assets	115,000	244,000

Deferred tax liabilities:
Accounts receivable	(42,000)	(85,000)
Intangible assets	(73,000)	(159,000)
	(115,000)	(244,000)

Net deferred taxes	$—	$—

At December 31, 2007, the Company has a net operating loss carry forward available to offset future taxable income of approximately $26,000,000, which will begin to expire in 2008.  If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Fin 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  U.S. federal net operating loss carry forwards from the year ended December 31, 2005 through the year ended

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

December 31, 2007 are subject to examination.

Note 11:  Supplemental Cash Flow Information

During the year ended December 31, 2007:

•                  The Company acquired property and equipment through accounts payable of $63,000.

•                  The Company recorded a discount for warrants attached to senior notes in the amount of $13,000.

•                  The Company increased prepaid expenses and increased accounts payable by $3,000

During the year ended December 31, 2006:

•                  The Company acquired property and equipment through accounts payable of $24,000.

•                  The Company recorded a discount for warrants attached to senior notes in the amount of $33,000.

	Years Ended December 31
	2007	2006

Cash paid for interest	$38,000	$56,000

Cash paid for income taxes	$—	$—

Note 12:  Major Customers

During 2007, one customer accounted for 14% of the Company’s total revenues.  During 2006 no customer accounted for 10% or more of the Company’s total revenues.

Export sales to unaffiliated customers were approximately $2,795,000 and $1,899,000 in 2007 and 2006, respectively.

During 2007 and 2006, the Company had no export sales to countries which exceeded 10% of net sales.

Note 13:  Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code.  The plan provides retirement benefits for employees

CIMETRIX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

Continued

meeting minimum age and service requirements.  Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

The Company will match 50% of the employees’ contribution up to a maximum of 2% of the employees’ annual pay.  Participants vest in the employers’ contribution over a five-year period.  For the years ended December 31, 2007 and 2006, the Company contributed approximately $52,000 and $33,000, respectively, to the plan.

Note 14:  Fair Value of Financial Instruments

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

Note 15:  Commitments and Contingencies

Product Warranties

The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products.  The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship.  If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer.  As of December 31, 2007 and  2006, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material.  Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Note 16:  Related Party Transactions

For the years ended December 31, 2007 and 2006,  the Company had revenues totaling $369,000 and $312,000, respectively, from two customers that are also stockholders of the Company.  The Company had accounts receivable from these two customers totaling $8,000 and $29,000 at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the Company had Senior Notes payable of $163,000 to holders who were officers, employees or their affiliates (see Note 9).  During the years ended December 31, 2007 and 2006,  the Company paid interest expense of $15,000 and $15,000, respectively, to these related parties.

As of December 31, 2007 and 2006, accrued expenses included an obligation of $211,000 and $70,000, respectively for the issuance of restricted stock awards to officers and directors of the Company (see Notes 2 and 7).