Form 10-K/A
period 2007-12-31
CIMETRIX INC
filed 2008-04-30
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),   and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No☒

As of March 31, 2008, the registrant had 31,927,432 shares of its common stock, par value $.0001, outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $7,488,000.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Cimetrix Incorporated (the “Company”), originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Original Filing”).  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007.  In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of the Company is currently comprised of the following individuals:

Name	Age	Director Since	Expiration of Current Term	Expiration of Term For Which Nominated	Position With The Company

Robert H. Reback	48	2002	2009	N/A	President, Chief Executive Officer and Director
C. Alan Weber	56	2003	2010	N/A	Director
Scott C. Chandler	46	2003	2009	N/A	Director
Michael B. Thompson	55	2004	2008	2011	Director

Biographical Information

There is no family relationship among the current directors and executive officers.  There is no arrangement or understanding between any director and any other person pursuant to which the director was or is to be selected as a director or nominee.  The following sets forth brief biographical information for each of our directors.

Michael B. Thompson has served as a director of the Company since May 2004.  Mr. Thompson is a career software executive.  In June 2007, Mr. Thompson joined Mediaport Entertainment, Inc. as its Chief Operating Officer responsible for all field and internal company operations with emphasis on product development and field support.  Mediaport is a world leader in providing digital media software solutions for content management and distribution to customer fulfillment kiosks for retail distribution of music, movies, television episodes, audio books, computer games, and virtually any digital entertainment content.  Prior to Mediaport, he was a partner in ScheduleQ and the President of MySchedule.Net, two start-up software companies focused on solving workforce scheduling problems.  Prior to joining ScheduleQ and MySchedule.Net on a full-time basis in January 2007, Mr. Thompson served as President, Chief Executive Officer and director of Setpoint Companies, an industry leader in lean automation that fully designs, assembles, tests and delivers automated assembly and test equipment, from 2003 to 2006.  Prior to Setpoint, Mr. Thompson was the Vice President of the Planning and Logistics Solutions Group of Brooks Automation’s software division from 2000 to 2003.  Brooks Planning and Logistics Solutions Group’s primary market focus is to provide simulation, scheduling and material handling automation and software controls to the semiconductor and related high technology industries.  Previously, he was the President of AutoSimulations, Inc., which was acquired by Brooks in January of 2000.  Mr. Thompson has been involved with automation, modeling and scheduling manufacturing systems for over 25 years.  He holds B.S. and M.S. degrees from the Department of Engineering Sciences and Technology at Brigham Young University.  Mr. Thompson has been a pioneer in the field of industrial scheduling and the application of simulation technology to industrial problems.  He has authored over 50 papers and articles that have been published in technical magazines and professional journals.

C. Alan Weber has served as a director of the Company since May 2003.  Mr. Weber is the President of Alan Weber and Associates, Inc., a consulting company specializing in semiconductor Advanced Process Control, process data collection and management, and other related manufacturing systems technologies.  Before founding his own company in 2001, he was the Vice President/General Manager of the KLA-Tencor

Control Solutions Division, which was acquired from ObjectSpace, Inc. in March 2000.  While at ObjectSpace, Mr. Weber was responsible for all aspects of the company’s semiconductor manufacturing system business.  Before joining ObjectSpace in early 1997, Mr. Weber spent eight years at SEMATECH and was responsible for advanced manufacturing systems and related standards R&D.  Prior to this, Mr. Weber spent 16 years at Texas Instruments, managing a variety of technology programs in the semiconductor CAD and industrial automation/control businesses.  Mr. Weber has B.A. and M.E.E. degrees in Electrical Engineering from Rice University.

Robert H. Reback President, Chief Executive Officer and Director has served as a director of the Company since July 2002.  Mr. Reback joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001.  Mr. Reback was the District Manager of Fanuc Robotics’ West Coast business unit from 1994 to 1995.  From 1985 to 1993, he was Director of Sales/Account Executives for Thesis, Inc., a privately-owned supplier of factory automation software, and was previously a Senior Automation Engineer for Texas Instruments.  Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.  Mr. Reback currently serves on the board of directors of a privately-held company.

Scott C. Chandler has served as a director of the Company since May 2003.  Since 2002 Mr. Chandler has been Managing Partner for Franklin Court Partners, LLC, a consulting firm designed to help companies develop business plans, raise initial funding, identify and complete mergers and acquisitions, secure additional rounds of financing and assist in operational and financial restructuring.  From 1998 to 2001, Mr. Chandler was Chief Financial Officer (1998-2000) and Senior Vice President for Global Business Development (2000-2001) for RHYTHMS NetConnections, a leading provider of broadband services utilizing digital subscriber line (DSL) technology.  At RHYTHMS, Mr. Chandler was responsible for raising over $2 billion for the company and in 2001 led the financial restructuring of RHYTHMS which resulted in the sale of its assets to MCI.  From 1996 to 1998, Mr. Chandler served as President and Chief Executive Officer of C-COR.net, a pioneer in the cable television industry.  Under Mr. Chandler’s leadership, C-COR.net’s revenues increased to over $150 million, and it was named by Fortune magazine as one of the 100 fastest-growing public companies.  Mr. Chandler earned an M.B.A. from the Wharton School of Business at the University of Pennsylvania, and a B.A from Whitworth College.  Mr. Chandler currently serves as a member of the board of directors of several privately held companies.

BOARD MEETINGS AND COMMITTEES

Board Meetings

The Company’s Board of Directors met four times during 2007.  Each of the Company’s directors attended at least 75% of the meetings of the Board of Directors and of the meetings of each of the committees on which they served during 2007.

Board Committees

The Board of Directors currently has standing audit, compensation and nominating committees.  No separate compensation is paid for committee attendance or assignments.

The Audit Committee currently consists of three independent directors, Scott C. Chandler, C. Alan Weber and Michael B. Thompson, and held three meetings during 2007.  Each member of the audit committee is considered independent as defined by the rules of the New York Stock Exchange.  The report of the Audit Committee is included below. The Board of Directors has determined that Scott Chandler, chairman of the Audit Committee, is an audit committee financial expert, as that term is defined under the Exchange Act.

The Compensation Committee currently consists of Scott C. Chandler, C. Alan Weber and Michael B. Thompson, and held three meetings during 2007.  All members of the Compensation Committee are independent as defined by the rules of the New York Stock Exchange and are “independent directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  Additional information regarding the functions, procedures and authority of the Compensation Committee is provided in the Compensation Discussion and Analysis beginning on page 7 below.  The report of the Compensation Committee is included below on page 13.

The Nominating Committee held one meeting during 2007.  The Nominating Committee currently consists of Scott C. Chandler, C. Alan Weber and Michael B. Thompson, who are considered independent as defined by the rules of the New York Stock Exchange.  Functions of the Nominating Committee include identification of qualified individuals to serve as members of the Board of Directors, recommendations to the Board of Directors of a slate of nominees for election at each annual meeting of shareholders, recommendations to the Board of Directors concerning the appropriate size, function, needs and composition of the Board and its committees, and advising the Board of Directors on other corporate governance matters.  The Nominating Committee will consider nominations from shareholders of individuals to serve as members of the Board of Directors to be elected at the Company’s annual meeting to be held in 2009 if such nominations are received by the Nominating Committee no later than January 1, 2009, and if the nominees meet the criteria set by the Nominating Committee for individuals to serve on the Board of Directors.

Audit Committee Report

The Audit Committee assists the board of directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company, as well as the Company’s compliance with corporate policies, legal and regulatory requirements, including the Sarbanes-Oxley Act of 2002.  The Audit Committee has met with management and discussed the Company’s internal controls, the quality of the Company’s financial reporting, and the results of the audit of the Company’s consolidated financial statements.  In addition, the Audit Committee has met with the Company’s independent registered public accountants, HJ & Associates, LLC, and discussed all matters required to be discussed by the independent registered public accountants with the Audit Committee under Statement on Auditing Standards No. 61 (communication with audit committees).  The Audit Committee received and discussed with the independent registered public accountants their annual written report on their independence from the Company and its management, which is made under Independence Standards Board Standard No. 1 (independence discussions with audit committees), and considered whether the other non-audit services provided by the independent registered public accountants potentially impaired their independence and determined that it did not.

In performing these functions, the Audit Committee acts only in an oversight capacity.  In its oversight role, the Audit Committee relies on the work and assurances of the Company’s management, which is responsible for the integrity of the Company’s internal controls and its financial statements and reports, and the Company’s independent registered public accountants, who are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), and for issuing a report on these consolidated financial statements.

Based upon the reviews and discussions described above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.  In addition, the Audit Committee selected HJ & Associates, LLC as the independent registered public accountants for the Company for the year ending December 31, 2008.

Respectfully submitted,

Scott C. Chandler
C. Alan Weber
Michael B. Thompson

COMMUNICATIONS BETWEEN SHAREHOLDERS AND THE BOARD OF DIRECTORS

                The Board of Directors of the Company has not adopted a formal procedure that shareholders must follow to send communications to it.  The Board of Directors does receive communications from shareholders, from time to time, and addresses those communications as appropriate.  Shareholders can send communications to the Board of Directors in one of the following ways:

•                  In writing, to Cimetrix Incorporated, 6979 South High Tech Drive, Salt Lake City, Utah 84047-3757, Attention Board of Directors

•                  By e-mail, at directors@cimetrix.com.

Matters relating to the Company’s consolidated financial statements, accounting practices or internal controls should be specifically addressed to the Chairman of the Audit Committee.  As a matter of policy, a copy of all other written communications from shareholders will be provided to the Chairman of the Audit Committee.

EXECUTIVE OFFICERS

The following table sets forth certain biographical information with respect to the executive officers of the Company:

Name	Age	Title

Robert H. Reback	48	President and Chief Executive Officer
David P. Faulkner	52	Executive Vice President of Sales and Marketing
Kourosh Vahdani	46	Vice President of Global Services
Dennis P. Gauger	56	Chief Financial Officer

Each officer serves at the discretion of the Board of Directors. There is no arrangement or understanding between any officer and any other person pursuant to which the officer was or is to be selected as an officer or nominee.  There are no family relationships between any of the officers and/or between any of the officers and directors.  Biographical information for Mr. Reback is provided above under the caption “Board of Directors.”

David P. Faulkner joined the Company in August 1996.  Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996.  Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

Kourosh Vahdani joined Cimetrix as Vice-President of Global Services in December 2004. Prior to joining Cimetrix, Mr. Vahdani was a Senior Consultant performing contract services for Xilinx, Inc. during 2004. From 1996 to 2003, he was Director of Western Operations for TRW, Inc. Manufacturing  Solutions,  with responsibility  for  the  systems  integration  business  serving  semiconductor manufacturers  worldwide.  From 1987 to 1996, Mr. Vahdani worked for Advanced Micro Devices in a variety of engineering and management positions associated with factory automation. Mr. Vahdani has a B.S. degree in Computer Sciences from St. Edwards University in Austin, Texas.

Dennis P. Gauger joined Cimetrix as Chief Financial Officer in April 2004.  Mr. Gauger is a licensed Certified Public Accountant in Utah and Nevada, and serves on a part-time, consulting basis.  Over the past seven years, he has served several public and private companies in a variety of industries as a part-time, contract financial executive and consultant.  Previously, Mr. Gauger worked for Deloitte & Touche LLP, an international accounting and consulting firm, for 22 years, including 9 years as an accounting and auditing partner, where he directed domestic and international firm interactions with senior executive management, audit committees, and boards of directors.  He has a background in SEC accounting and reporting, mergers and acquisitions, technical accounting issues, financing and operations.  Mr. Gauger holds a B.S. degree in Accounting from Brigham Young University. He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information regarding the Company’s executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section.  This discussion will focus on the Company’s objectives, principles, practices and decisions with regards to the compensation of Robert H. Reback, President and Chief Executive Officer, David P. Faulkner, Executive Vice President of Sales and Marketing, Kourosh Vahdani, Vice President of Global Services, and Dennis P. Gauger, Chief Financial Officer, our named executive officers  (“Named Executive Officers”).

Executive Compensation Objectives and Principles

The overall objective of our executive compensation program is help create long-term value for our shareholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our shareholders.  Accordingly our executive compensation program incorporates the following principles:

Compensation should be based upon individual job responsibility, demonstrated leadership ability, management experience, individual performance and Company performance.

Compensation should reflect the fair market value of the services received.  The Company believes that a fair and competitive pay package is essential to attract and retain talented executives in key positions.

Compensation should reward executives for long-term strategic management and enhancement of shareholder value.

Compensation should reward performance and promote a performance oriented environment.

Executive Compensation Procedures

To attain the Company’s executive compensation objectives and implement the underlying compensation principles, the Company follows the procedures described below.

Role of the Compensation Committee.

The Compensation Committee has responsibility for establishing and monitoring the executive compensation programs of the Company and for making decisions regarding the compensation of the Company’s Named Executive Officers.  The agenda for meetings of the Compensation Committee is determined by the Chairman of the Compensation Committee.  The Compensation Committee sets the compensation package of the Named Executive Officers and their annual bonus.  Mr. Reback, the President and Chief Executive Officer, suggests items to be considered by the Compensation Committee from time to time, including the compensation package for the other Named Executive Officers, and participates in the meetings of the Compensation Committee.

The Compensation Committee relies on its judgment in making compensation decisions after reviewing the performance of the Company and evaluating the executives’ leadership ability and responsibilities with the Company and current compensation arrangements.  The Compensation Committee assessment process is designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

Role of Consultants.  During 2007, the Compensation Committee and the Company did no retain any compensation consultant to render services regarding executive compensation, but may seek the advice of such persons in the future.

Employment and Independent Contractor Agreements.

Robert H. Reback:  On April 21, 2006, the Company amended its employment agreement with Robert H. Reback, its President and Chief Executive Officer.  Under the terms of the amended employment agreement, which expired December 31, 2007, Mr. Reback receives an annual salary of $175,000, subject to increases as the Compensation Committee determines in its discretion.  In addition, Mr. Reback is eligible to receive a cash bonus at the end of each fiscal year, upon the satisfaction of the performance objectives determined by the Compensation Committee on an annual basis.  Mr. Reback is also eligible to participate in the Company’s equity compensation plans, with annual awards determined by the Compensation Committee in its discretion.  In addition, the employment agreement provides that Mr. Reback cannot compete with the Company during the term of the agreement and for a period of two years thereafter.

For fiscal 2007, no options or restricted stock awards were issued to Mr. Reback under his employment agreement.

Mr. Reback’s employment agreement further provides for severance pay equal to one times Mr. Reback’s annual salary, but not more than the salary left to be paid during the remainder of the term of the agreement, if Mr. Reback is terminated without cause by the Company or resigns for “good reason” (as such terms are defined in the agreement). Additionally upon termination without cause or termination for good reason, all of Mr. Reback’s options under the Company’s stock equity compensation plans that otherwise would have vested by the end of the term of his employment agreement automatically become fully exercisable.  Also, if a change in control of the Company occurs, Mr. Reback is entitled to accelerated vesting of all of his options and other awards under the Company’s equity compensation plans.

The Company and Mr. Reback are currently negotiating an extension of his employment agreement.

David P. Faulkner:  On October 3, 2006, the Company amended its employment agreement with David P. Faulkner, its Executive Vice President of Sales and Marketing.  Under the terms of the amended employment agreement, which expired December 31, 2007, Mr. Faulkner receives an annual salary of $150,000, subject to increases as the President and Chief Executive Officer of the Company determines in his discretion.  In addition, Mr. Faulkner is eligible to receive a cash bonus at the end of each fiscal year, upon the satisfaction of the performance objectives determined by the President and Chief Executive Officer on an annual basis, and is eligible to receive commissions based on the attainment of defined sales objectives.  Mr. Faulkner is also eligible to participate in the Company’s equity compensation plans, with annual awards determined by the Compensation Committee in its discretion.  In addition, the employment agreement provides that Mr. Faulkner cannot compete with the Company during the term of the agreement and for a period of two years thereafter.

For fiscal 2007, no options or restricted stock awards were issued to Mr. Faulkner under his employment agreement.

Mr. Faulkner’s employment agreement further provides for six months severance pay, not to exceed the salary left to be paid during the remainder of the agreement, if Mr. Faulkner is terminated without cause by the Company or resigns for “good reason” (as such terms are defined in the agreement).  Additionally, upon termination of his employment without cause or resignation for good reason, all of his stock options under the Company’s equity compensation plans that otherwise would have vested by the end of the term of his employment agreement automatically become fully exercisable. Also, if a change in control of the Company occurs, Mr. Faulkner is entitled to accelerated vesting all of his options and other awards under the Company’s equity compensation plans.

The Company and Mr. Faulkner are currently negotiating an extension of his employment agreement.

Kourosh Vahdani:  On October 3, 2006, the Company entered into an employment agreement with Kourosh Vahdani, its Vice President of Global Services.  Under the terms of the amended employment agreement, which expired December 31, 2007, Mr. Vahdani receives an annual salary of $150,000, subject to increases as the President and Chief Executive Officer of the Company determines in his discretion.  In addition, Mr. Vahdani is eligible to receive a cash bonus at the end of each fiscal year, upon the satisfaction of the performance objectives determined by the President and Chief Executive Officer on an annual basis.  Mr. Vahdani is also eligible to participate in the Company’s equity compensation plans, with annual awards determined by the Compensation Committee in its discretion.  In addition, the employment agreement provides that Mr. Vahdani cannot compete with the Company during the term of the agreement and for a period of two years thereafter.

Mr. Vahdani’s employment agreement further provides for six months severance pay, not to exceed the salary left to be paid during the remainder of the agreement, if Mr. Vahdani is terminated without cause by the Company or resigns for “good reason” (as such terms are defined in the agreement).  Additionally, upon termination of his employment without cause or resignation for good reason, all of his stock options under the Company’s equity compensation plans that otherwise would have vested by the end of the term of his employment agreement automatically become fully exercisable. Also, if a change in control of the Company occurs, Mr. Vahdani is also entitled to accelerated vesting of all of his options and other awards under the Company’s equity compensation plans.

For fiscal 2007, Mr. Vahdani received options to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.28 per share, the closing price as of the date of the grant.  No restricted stock awards were issued to Mr. Vahdani for fiscal year 2007 under his employment agreement.

The Company and Mr. Vahdani are currently negotiating an extension of his employment agreement.

Dennis P. Gauger:  Dennis P. Gauger, Chief Financial Officer, serves the Company on a part-time, contract basis.  The Company has an agreement with Mr. Gauger for a term ended April 16, 2008, which provides monthly compensation of $3,500.  During the term of the agreement, Mr. Gauger is to provide to the Company approximately 500 hours of service on an annual basis.  Additional services will be billed to the Company at a rate of $100 per hour.  Pursuant to such agreement, Mr. Gauger received a restricted stock award in 2007 of 20,000 shares.  In addition, Mr. Gauger received a restricted stock award in 2006 of 20,000 shares.  All options and restricted stock awards granted to Mr. Gauger under the agreement vest at a rate of 25% every three months.  Upon a change in control, all of Mr. Gauger’s otherwise unvested option and restricted stock awards automatically vest.  The Company and Mr. Gauger are currently negotiating an extension of his agreement.

Elements of Compensation

The Company’s executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

•                  Base Salary

•                  Annual Incentive Bonuses

•                  Stock-Based Compensation

•                  Retirement Benefits

•                  Other Benefits.

Base Salary:  The Compensation Committee reviewed the salaries of all the officers of the Company for fiscal year 2007.  Salary decisions concerning the officers were based upon a variety of considerations consistent with the compensation philosophy stated above.  First, salaries were competitively set relative to both other companies in the software industry and other comparable companies. In assessing salaries, the Compensation Committee relied in part on a 2006 analysis performed by an independent compensation consultant, The Jaffe Group. The consultant compared the Company to others in the technology industry, with emphasis on companies with $4 million to $6.5 million in revenue and total employees of approximately 40. Second, the Compensation Committee considered each officer’s level of responsibility and individual performance, including an assessment of the person’s overall value to the Company.  Third, internal equity among employees was factored into the decision.  Finally, the Compensation Committee considered the Company’s financial performance and its ability to absorb any increases in salaries.  In the case of Mr. Gauger, base pay was paid in the form of a monthly fee for his services under his consulting agreement.

Annual Incentive Bonuses:  Each Named Executive Officer, other than Mr. Gauger, is eligible to participate in an annual performance-based bonus plan (“Annual Plan”).  The Annual Plans are intended to motivate participating executives to achieve both short-term and long-term strategic and financial objectives.  At the beginning of each fiscal year, the Compensation Committee (or Mr. Reback in the case of Named Executive Officers other than Mr. Reback) sets various financial and strategic objectives for the participating Named Executive Officers, the relative weight to be accorded those goals, and a target bonus level, expressed as a percentage of base salary, to be paid upon achievement of all designated performance goals.  Those goals and target bonus amounts are set forth in an Annual Plan signed by the executive.  In certain cases the strategic performance goals are qualitative, rather than quantitative.  At or shortly after the end of each fiscal year, the Compensation Committee (or Mr. Reback in the case of Named Executive Officers other than Mr. Reback) determines the degree to which each Named Executive Officer’s specified annual performance goals were met, and the amount of annual bonus, if any, payable under the Annual Plan.  In the case of qualitative performance measures, subjective discretion may be exercised in determining the degree to which the designated goals were met.  In the event the specified performance goals are only partially achieved, a reduced performance bonus may be earned as specified in the Named Executive Officer’s Annual Plan.  If financial performance goals are exceeded, additional bonus amounts may be earned above the target level, again as provided in the applicable Annual Plan. Annual plans provide target bonus levels but no threshold or maximum payouts.

For 2007 (a) Mr. Reback’s targeted performance bonus was 50% of his annual base salary; (b) his financial performance goals were accorded a weight of 70% and consisted of specified measures of annual revenue growth and EBITDA; and (c) his strategic performance goals were accorded a weight of 30% and consisted of specified objectives relative to new orders, market position, debt management, stock price improvement and positioning the Company for future growth.  In response to the Company’s liquidity position, Mr. Reback voluntarily forfeited his performance bonus for 2007.

For 2007 (a) Mr. Faulkner’s targeted commissions and performance bonus was 27% of his annual base salary; and (b) his commissions and performance goals consisted of increasing specified levels of Company sales in designated product and service categories, as well as continued establishment of Cimetrix products as leaders in their markets.  Mr. Faulkner received commission payments on a quarterly basis.  In response to the Company’s liquidity position, Mr. Faulkner voluntarily forfeited his performance bonus for 2007.  The actual total commissions earned by Mr. Faulkner in 2007 were $11,690.

For 2007 (a) Mr. Vahdani’s targeted performance bonus was 35% of his annual base salary; (b) his financial performance goals were accorded a weight of 70%  and consisted of specified measures of annual professional services revenue growth, gross margin on professional services, annual Company wide revenue growth and Company-wide EBITDA; and (c) his strategic performance goals were accorded a weight of 30% and consisted of specified objectives relative to customer support, client satisfaction, and business development activities.  In response to the Company’s liquidity position, Mr. Vahdani voluntarily forfeited his performance bonus for 2007.

Stock-Based Compensation:  In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”).  In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock unit and equity-based options.  The Plan is designed to align the interests of the shareholders and the Company’s officers in the enhancement of shareholder value.  Stock options are granted under the Plan by the Compensation Committee.  Stock options are granted at an exercise price not lower than the fair market value of the Company’s common stock on the date of grant.  In making decisions regarding the stock option plan, the Compensation Committee evaluates the Company’s overall financial performance for the year, the desirability of long-term service from an officer and the number of stock options held by other officers in the Company who have the same, more or less responsibility. When granting stock based compensation, the Compensation Committee looks at this on a case by case basis. There are no specific guidelines or predetermined factors used by the Compensation Committee when determining the types of awards to be granted. To encourage long-term performance, the stock options granted under the Plan generally vest ratably over a three to four-year period and expire five to seven years after the date of grant. Vesting accelerates, however, upon termination on account of death or disability. Restricted stock vesting periods are generally a shorter term.

In granting stock options to the Named Executive Officers, the Company also considers the impact of the grant on the Company’s financial performance, as determined in accordance with the requirements of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). For long-term equity awards, the Company records expense in accordance with SFAS 123(R), which may vary from the corresponding compensation value used by the Company in determining the amount of awards.

Retirement Benefits:  The Company has a defined contribution retirement savings plan, which is qualified under Section 401(k) of the Code (the “401(k) Plan”).  The plan is a broad-based, tax-qualified retirement plan under which eligible employees, including Messrs. Reback, Faulkner and Vahdani, may make annual pre-tax salary reduction contributions subject to the various limits imposed under the Code.  During 2007, the Company made a matching contribution to the 401(k) Plan for those employees meeting minimum age and service requirements equal to 50% of the amount contributed by the employee, up to a matching contribution cap equal to 2% of the employee’s annual compensation.  The Company and its subsidiaries do not maintain any other pension or retirement plans.  Mr. Gauger, an independent contractor, is not eligible to participate in the 401(k) Plan.

Other Benefits.  Other benefits are provided to Messrs. Reback, Faulkner and Vahdani in order to achieve a competitive pay package.  The Compensation Committee believes that those benefits, which are detailed in the Summary Compensation Table for this year under the heading “All Other Compensation” are reasonable, competitive and consistent with the Company’s overall executive compensation program.  Those benefits consist principally of Company-paid life insurance premiums, automobile allowances and Company contributions to the 401(k) Plan on behalf of Messrs. Reback, Faulkner and Vahdani.  The Company provides no other benefits for Mr. Gauger.

Deductibility of Executive Compensation

Section 162(m) of the Code imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company’s Chief Executive Officer during a tax year or to any of the Company’s four other most highly compensated executive officers who are still employed at the end of the tax year.  The limit does not apply to compensation that the meets the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company’s shareholders).

The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officers. No Named Executive Officer’s compensation in 2007 exceeded the $1 million deduction limit.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed the Compensation Discussion and Analysis with the Company’s management.  Based on such review and discussions with management, the Compensation Committee recommended to the Board that the foregoing Compensation Discussion and Analysis be included in this Proxy Statement.

COMPENSATION COMMITTEE

C. Alan Weber
Scott C. Chandler
Michael B. Thompson

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the Named Executive Officers for services in all capacities to the Company and its affiliates for the year ended December 31, 2007 and 2006:

Name and Principal Position	Year	Salary	Bonus	Option Awards (2)	Restricted Stock Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
(a)	(b)	(c)	(d) (1)	(e)	(f)	(g) (1)	(h)		(i)

Robert H. Reback	2007	$175,000	—	$66,579	$63,818	$—	$10,976	(3)	$316,373
President and Chief Executive Officer	2006	175,000	—	63,231	47,864	40,115	11,028	(3)	337,238

David P. Faulkner	2007	150,000	—	45,781	35,556	11,690	9,948	(4)	252,975
Executive Vice President of Sales and Marketing	2006	150,000	—	31,021	8,889	49,033	10,003	(4)	248,946

Kourosh Vahdani	2007	150,000	—	39,804	17,778	—	9,848	(5)	217,430
Vice President of Global Services	2006	150,000	—	24,804	4,444	26,805	9,903	(5)	215,956

Dennis P. Gauger	2007	—	—	—	6,300	—	42,000	(6)	48,300
Chief Financial Officer	2006	—	—	5,869	8,100	—	40,250	(6)	54,219

(1)

Messrs. Reback, Faulkner, and Vahdani voluntarily forfeited their performance bonuses for 2007. Sales commissions earned by Mr. Faulkner in 2007 and paid in 2007 or 2008 are reported in column (g) under the heading “Non-Equity Incentive Plan Compensation.” Annual performance bonuses earned for 2006 and paid in 2006 or 2007 are reported in column (g) under the heading “Non-Equity Incentive Plan Compensation.”

(2)

The amounts in columns (e) and (f) reflect the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2007 and 2006, in accordance with SFAS 123(R) of awards of stock options and restricted stock granted pursuant to the Company’s long-term equity compensation plans and thus include amounts associated with awards in 2007, 2006 and prior years. Assumptions used in the calculation of these amounts are included in footnotes to the Company’s audited financial statements for the years ended December 31, 2007 and 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

(3)

The amount of “All Other Compensation” reported in column (h) with respect to Mr. Reback consists of the following items: 2007 - automobile allowance, $6,600; 401(k) Plan match, $3,500; and life insurance premiums, $876; 2006 - automobile allowance, $6,600; 401(k) Plan match, $3,500; and life insurance premiums, $928.

(4)

The amount of “All Other Compensation” reported in column (h) with respect to Mr. Faulkner consists of the following items: 2007 - automobile allowance, $6,600; 401(k) Plan match, $2,500; and life insurance premiums, $848; 2006 - automobile allowance, $6,600; 401(k) Plan match, $2,500; and life insurance premiums, $903.

(5)

The amount of “All Other Compensation” reported in column (h) with respect to Mr. Vahdani consists of the following items: 2007 - automobile allowance, $6,000; 401(k) Plan match, $3,000; and life insurance premiums, $848; 2006 - automobile allowance, $6,000; 401(k) Plan match, $3,000; and life insurance premiums, $903.

(6)

The amount of “All Other Compensation” reported in column (f) with respect to Mr. Gauger consists entirely of fees paid to Mr. Gauger as Chief Financial Officer on a part-time, contract basis in 2007 and 2006.

Grants of Plan-Based Awards

The following table provides information about plan-based awards granted to the Company’s Named Executive Officers in 2007:

Name	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1) Target ($)	All Other Stock Awards: Number of Shares (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price of Option Awards ($/sh) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
(a)	(b)	(c)	(d)		(e)		(f)	(g)

Kourosh Vahdani	03/15/2007		—		100,000	(2)	0.28	22,000

Dennis P. Gauger	05/19/2007		20,000	(3)	—		—	5,400

(1)          Annual performance bonuses (including commissions) actually earned by the Named Executive Officers for 2007 appear in column (g) in the Summary Corporation Table for 2007 on page 14 above.

(2)          Mr. Vahdani’s options vest annually in four equal amounts on March 15, 2008, March 15, 2009, March 15, 2010 and March 15, 2011, with an exercise period of seven years from the date of the grant.

(3)          Mr. Gauger’s restricted stock award of 20,000 shares vests at a rate of 25% every three months, commencing April 16, 2007.

(4)          The exercise price per share under the stock options granted in 2007 is the market closing price of the underlying shares on the date of grant.

(5)          This column shows the full grant date fair value of the options and other stock awards (restricted stock) as computed under SFAS 123(R) using the market closing price of the shares on the date of the grant.

Outstanding Equity Awards at Fiscal Year-End

This table provides information on the year-end 2007 holdings of Company stock options and unvested restricted stock awards by the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f) (4)	(g) (5)

Robert H. Reback	112,500	37,500	(1)	0.35	02/25/2009

Robert H. Reback	62,500	62,500	(1)	0.61	03/14/2010

Robert H. Reback	216,666	108,334	(1)	0.45	04/20/2013

Robert H. Reback						109,000	21,800

David P. Faulkner	75,000	25,000	(2)	0.35	02/25/2009

David P. Faulkner	50,000	50,000	(2)	0.61	03/14/2010

David P. Faulkner	166,666	83,334	(2)	0.32	10/02/2013

David P. Faulkner						170,000	34,000

Kourosh Vahdani	187,500	62,500	(3)	0.48	12/09/2009

Kourosh Vahdani	83,334	41,666	(3)	0.32	10/02/2013

Kourosh Vahdani	—	100,000	(3)	0.28	03/14/2014

Kourosh Vahdani						45,000	9,000

Dennis P. Gauger	35,000	—	0.35	04/15/2009

Dennis P. Gauger	35,000	—	0.46	05/19/2010

Dennis P. Gauger					10,000	2,000

(1)          For Mr. Reback, the vesting dates for the unexercisable options shown in column (c) are as follows: 37,500 options (expiration date February 25, 2009) vest on February 25, 2008, 31,250 options (expiration date March 14, 2010) vest on March 14, 2008, 108,334 options (expiration date April 20, 2013) vest on December 31, 2008 and 31,250 options (expiration date March 14, 2010) vest on March 14, 2009.

(2)          For Mr. Faulkner, the vesting dates for the unexercisable options shown in column (c) are as follows: 25,000 options (expiration date February 25, 2009) vest on February 25, 2008, 25,000 options (expiration date March 14, 2010) vest on March 14, 2008, 83,334 options (expiration date October 2, 2013) vest on December 31, 2008 and 25,000 options (expiration date March 14, 2010) vest on March 14, 2009.

(3)          For Mr. Vahdani, the vesting dates for the unexercisable options shown in column (c) are as follows: 62,500 options (expiration date December 8, 2009) vest on December 9, 2008 and 41,666 options (expiration date October 2, 2013) vest on December 31, 2008.

(4)          The vesting dates of the unvested shares of restricted stock show in column (f) are: For Mr. Reback, 109,000 shares vest on December 31, 2008.  For Mr. Faulkner, 80,000 shares vest January 1, 2008 and the remaining 90,000 shares vest on January 1, 2009.  For Mr. Vahdani, 45,000 shares vest on December 31, 2008.  For Mr. Gauger, 5,000 shares vest February 19, 2008 and the remaining 5,000 shares vest May 19, 2008.

(5)          Based upon the closing price per share of Company stock on December 31, 2007.

Option Exercises and Stock Vested

No Named Executive Officers exercised Company stock options during the year ended December 31, 2007.  The following table provides information on restricted stock awards held by Named Executive Officers that vested during the year ended December 31, 2007.

Name	Number of Shares Vested Restricted Stock Awards (#)	Value Realized on Vesting ($) (1)
(a)	(b)	(c)

Robert H. Reback	108,000	$21,600
David P. Faulkner	80,000	$24,000
Kourosh Vahdani	40,000	$8,000
Dennis P. Gauger	20,000	$5,250

(1)          Value realized on vesting of restricted stock awards is computed using the market closing price of the shares on the date of vesting.

Potential Payments Upon Termination or Change in Control

The information below describes and quantifies certain payments or benefits that would be payable to Named Executive Officers under their existing employment agreements and our existing plans and programs had they been terminated on December 31, 2007 or if the Company had incurred a change in control on that date.  These benefits are in addition to benefits generally available to all salaried employees of the Company in connection with a termination of employment such as distributions from the 401(k) Plans, disability and life insurance benefits, the value of employee-paid group health plan continuation coverage under COBRA and accrued vacation pay.

Estimated Payments Upon Termination of Employment

As discussed on page 9, Messrs. Reback, Faulkner and Vahdani have written employment agreements that provide for certain severance payments and benefits in the event of termination of their employment with the Company without cause of their resignation for good reason.  Additionally, their employment agreements provide for acceleration of vesting of a portion of their otherwise unvested stock options in the event they are terminated without cause or resign for good reason.

The following table shows the amount of severance benefits and intrinsic value of stock option acceleration that Messrs. Reback, Faulkner and Vahdani would have received had their employment with the Company terminated on December 31, 2007 without cause or for good reason.  These amounts are in addition to amounts payable under the 401(k) Plan.

(a)	(b)	(c)
Name	Severance Pay	Stock Option Vesting Acceleration (4)

Robert H. Reback (1)	$175,000	$—
David P. Faulkner (2)	75,000	—
Kourosh Vahdani (3)	75,000	—

(1)          Mr. Reback’s employment agreement provides for severance pay equal to Mr. Reback’s annual salary then in effect, but not more than the salary left to be paid during the remainder of the agreement, if Mr. Reback is terminated without cause by the Company or resigns for “good reason” (as such terms are defined in the agreement) and, in such events, a portion of Mr. Reback’s otherwise unvested options under the Company’s equity compensation plans become fully exercisable.  If a change in control of the Company occurs, Mr. Reback is also entitled to accelerated vesting of his options and other awards under the Company’s equity compensation plans.

(2)          Mr. Faulkner’s employment agreement provides for six months severance pay, not to exceed the salary left to be paid during the remainder of the agreement, if Mr. Faulkner is terminated without cause by the Company or resigns for “good reason” (as such terms are defined in the agreement) and, in such events, a portion of Mr. Faulkner’s options under the Company’s equity compensation plans become fully exercisable  If a change in control of the Company occurs, Mr. Faulkner is also entitled to accelerated vesting of his options and other awards under the Company’s equity compensation plans.

(3)          Mr. Vahdani’s employment agreement provides for six months severance pay, not to exceed the salary left to be paid during the remainder of the agreement, if Mr. Vahdani is terminated without cause by the Company or resigns for “good reason” (as such terms are defined in the agreement) and, in such events, a portion of Mr. Vahdani’s options under the Company’s equity compensation plan become fully exercisable.  If a change in control of the Company occurs, Mr. Vahdani is also entitled to accelerated vesting of his options and other awards under the Company’s equity compensation plans.

(4)          The amounts shown in column (c) represent the intrinsic value of the otherwise unvested stock options held by the Named Executive Officer on December 31, 2007 that would have vested by the end of 2007, calculated by multiplying the number of shares underlying such options by the closing price of Company shares on December 31, 2007 ($0.20 a share), and then by subtracting the applicable exercise price. Because the exercise price of the unvested number of options exceeded the closing price of the Company shares on December 31, 2007, the intrinsic value in each case was $0.00.

Under the applicable Plan award agreements any stock option and restricted stock awards granted in 2007 to Messrs. Reback, Faulkner and Vahdani would also have become fully vested on December 31, 2007 if they had terminated employment on that date as a result of death or disability. The value of such awards at December 31, 2007 appears in columns (b) and (c) of the table on page 17.

The Company does not have any agreement with Mr. Gauger to pay him severance or other benefits following termination of his engagement, other than monthly fees for services rendered prior to the effective date of such termination.  Therefore, if Mr. Gauger’s engagement by the Company had terminated for any reason on December 31, 2007, he would not have been entitled to any severance or other benefits following such termination other than monthly fees earned for services rendered prior to such termination.

Estimated Payments Upon Change in Control

Under the Company’s 2006 Long-Term Incentive Plan and prior stock option plan, all otherwise unvested stock options and restricted stock awards held by Named Executive Officers become fully vested upon a “change of control” as defined below, without regard to whether the Named Executive Officer terminates employment. The Company’s stock option plans generally define a change of control (i) certain changes in majority of the Company’s board of directors within a 24 month period; (ii) the acquisition by any person of 50% or more of the Company’s common stock or voting securities; (iii) consummation of a merger or reorganization of the Company in which neither the Company nor another entity controlled by the Company’s shareholders is the surviving entity; (iv) a sale or other disposition of all or substantially all of the Company’s assets to another entity that is not controlled by the Company’s shareholders; or (v) shareholder approval of a liquidation of the Company.

The following table shows for each Named Executive Officer the unrealized intrinsic value of his or her otherwise unvested stock options and restricted stock award on December 31, 2007 that would have vested had a change of control occurred on that day of 2007 calculated by multiplying the number of underlying shares by the per share closing price of Company stock on December 31, 2007 and, in the case of stock options, by then subtracting the applicable option exercise price:

(a)	(b)	(c)
Name	Intrinsic Value of Unvested Stock Options $ (1)	Intrinsic Value of Unvested Restricted Stock $ (2)
Robert H. Reback	—	21,800
David P. Faulkner	—	34,000
Kourosh Vahdani	—	9,000
Dennis P. Gauger	—	2,000

(1)                                As of December 31, 2007, the exercise price of all unvested options held by the Named Executive Officers exceeded the closing price per share.  Accordingly, the intrinsic value of such options was $0.00

(2)                                The amounts shown in this column represent the number of unvested shares of restricted stock multiplied by the closing price per share of Company stock on December 31, 2007.

The Employment Agreements do not provide for any additional payment to the Named Executive Officers merely upon a change of control.

If a change in control with respect to the Company results in acceleration of vesting of Named Executive Officer’s stock options and restricted stock, and if the value of such acceleration plus all other compensatory payments to the Named Executive Officer that are contingent on the change in control (including any severance payments upon termination of employment in connection with a change in control) exceeds 2.99 times the Named Executive Officer’s average W-2 compensation with the Company for the five taxable years preceding the year of the change of control (the “Base Period Amount”), the acceleration would result in an “excess parachute payment” under Code Section 280G. A Named Executive Officer would be subject to 20% excise tax, and the Company would be unable to deduct, the amount by which such parachute payments to a Named Executive Officer exceed one times the Named Executive Officer’s Base Period Amount. The Company has not agreed to provide to its Named Executive Officers any gross-up or reimbursement for excise taxes imposed on excess parachute payments.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve as directors.  In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of directors.  There is no requirement to own shares of Company common stock to serve as a director.

Cash Compensation Paid to Directors

The non-employee directors each receive $750 per Board meeting attended and $350 per Board meeting participated in by telephone.  Employee members of the Board of Directors receive no additional compensation for attendance at meetings of the Board of Directors.

Stock Awards

During 2007, each of the three non-employee directors received a restricted stock award of 25,000 shares, vesting 25% quarterly beginning May 19, 2007.  No stock options were granted to the three non-employee directors in 2007.

Director Compensation Table

The table below summarizes the compensation paid by the Company to, or earned by, our non-employee directors for the year ended December 31, 2007.

(a)	(b)	(c)	(d)	(e)	(f)
Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Restricted Stock Awards ($) (2)	All Other Compensation (3)	Total ($)

C. Alan Weber	2,625	7,667	4,667	—	14,959

Scott C. Chandler	3,000	7,667	4,667	—	15,334

Michael B. Thompson	2,600	7,667	4,667	—	14,934

(1)        Robert H. Reback served as a director of the Company in 2007 but is omitted from the Director Compensation Table because of his status as a Named Executive Officer. No additional remuneration was paid to Mr. Reback for his services as a director.

(2)        The amounts shown in columns (c) and (d) reflect the dollar amount recognized for financial statement reporting purposes with respect to non-employee director stock options and restricted stock awards for the year ended December 31, 2007 in accordance with SFAS 123(R), and thus included amounts for awards granted in prior years and in 2007. The grant date value under SFAS 123(R) of restricted stock awards granted to each of the non-employee directors in 2007 was $7,000 (based on the award of 25,000 shares with a per share Black-Sholes value of $0.28 per share). As of the end of fiscal year 2007, each non-employee director had outstanding options for the following number of Company shares: C. Alan Weber, 200,000 shares; Scott C. Chandler, 200,000 shares; and Michael B. Thompson, 150,000 shares.  As of the end of fiscal year 2007, each non-employee director had unvested restricted stock awards for 12,500 shares.

(3)        Non-employee directors did not earn or receive payment from the Company of any other compensation in 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and greater than 10% shareholders to file reports of ownership and periodic changes in their ownership of the Company’s common stock with the Securities and Exchange Commission. These reports are made on Forms 3, 4, and 5.  Such persons are also required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of Forms 3, 4, and 5 received with respect to fiscal year 2007, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to beneficial ownership of the Company’s common stock (inclusive of options and warrants), as of March 31, 2008, for each beneficial owner of more than 5% of the Company’s common stock that is known to the Company:

Name and Address	Number of Shares of Common Stock	Percent of Ownership

Tsunami Network Partners Corporation (1)	2,724,911	8.53%

1994 Bilzerian Irrevocable Trust (2)	1,648,500	5.16%

(1)                     The address for Tsunami Network Partners Corporation is c/o Tsunami Network Partners Corporation 3-6-1-Shin-Yokohama, Kouhoku-Ku, Yokohama-City, Kanagawa  Japan 222-0033.

(2)                     The legal name of the 1994 Bilzerian Irrevocable Trust is “The Paul A. Bilzerian and Terri L. Steffen 1994 Irrevocable Trust for the benefit of Adam J. Bilzerian and Dan B. Bilzerian.”  The address for the 1994 Bilzerian Irrevocable Trust is Park Tower, Suite 2630, 400 North Tampa Street, Tampa, Florida 33602.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of the Company’s common stock (inclusive of options and warrants), as of March 31, 2008, for each director and executive officer of the Company, and all executive officers and directors as a group:

Name, Title, and Address(1)	Number of Shares of Common Stock	Percent of Ownership (9)
Robert H. Reback, President, CEO and Director (2)	824,916	2.53%
C. Alan Weber, Director (3)	225,000	*
Scott C. Chandler Director (4)	225,000	*
Michael B. Thompson, Director (5)	175,000	*
David P. Faulkner, Exec. VP of Sales & Mktg. (6)	521,666	1.61%
Kourosh Vahdani, VP of Global Services (7)	384,167	1.19%
Dennis P. Gauger, Chief Financial Officer. (8)	110,000	*
Executive officers and directors as a group (7 persons)	2,465,749	7.19%

*	Less than 1%.
(1)	The addresses for Messrs. Reback, Weber, Chandler, Thompson, Faulker, Vahdani and Gauger are c/o Cimetrix Incorporated, 6979 South High Tech Drive, Salt Lake City, Utah 84047-3757.

(2)

Includes 460,416 shares of common stock which Mr. Reback has the right to acquire within 60 days upon the exercise of stock options, 216,000 shares of common stock which Mr. Reback has the right to acquire within 60 days upon the vesting of restricted stock awards and 37,500 shares which Mr. Reback has the right to acquire within 60 days upon the exercise of warrants.

(3)

Includes 200,000 shares of common stock which Mr. Weber has the right to acquire within 60 days upon the exercise of stock options and 25,000 shares of common stock which Mr. Weber has the right to acquire within 60 days upon the vesting of restricted stock awards.

(4)

Includes 200,000 shares of common stock which Mr. Chandler has the right to acquire within 60 days upon the exercise of stock options and 25,000 shares of common stock which Mr. Chandler has the right to acquire within 60 days upon the vesting of restricted stock awards.

(5)

Includes 150,000 shares of common stock which Mr. Thompson has the right to acquire within 60 days upon the exercise of stock options and 25,000 shares of common stock which Mr. Thompson has the right to acquire within 60 days upon the vesting of restricted stock awards.

(6)

Includes 341,666 shares of common stock which Mr. Faulkner has the right to acquire within 60 days upon the exercise of stock options, 160,000 shares of common stock which Mr. Faulkner has the right to acquire within 60 days upon the vesting of restricted stock awards and 20,000 shares of common stock which Mr. Faulkner has the right to acquire within 60 days upon the exercise of warrants.

(7)

Includes 304,167 shares of common stock which Mr. Vahdani has the right to acquire within 60 days upon the exercise of stock options and 80,000 shares of common stock which Mr. Vahdani has the right to acquire within 60 days upon the vesting of restricted stock awards.

(8)

Includes 70,000 shares of common stock which Mr. Gauger has the right to acquire within 60 days upon the exercise of stock options and 40,000 shares of common stock which Mr. Gauger has the right to acquire within 60 days upon the vesting of restricted stock awards.

(9)

All applicable percentage ownership is based on 31,927,432 shares of common stock issued as of March 31, 2008, together with applicable options and warrants for the share owners. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 31, 2008 and shares of common stock subject to restricted stock awards currently vested or vesting within 60 days after March 31, 2008 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no matters to report under this item for the year ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following schedule presents the professional fees paid to HJ & Associates, LLC, the Company’s independent registered public accountants, for the years ended December 31, 2007 and 2006.

	2007	2006

Audit fees	$66,400	$49,281
Audit-related fees	—	—
Tax fees	4,720	—
Other fees	—	—

Total	$71,120	$49,281

Audit fees consist of fees for the audit of the Company’s annual consolidated financial statements included in the Company’s report on Form 10-K, the review of the consolidated interim financial statements included in Forms 10-Q, and services in connection with the Company’s various statutory and regulatory filings.  Tax fees for 2007 consist of fees for the preparation of the Company’s federal and state corporate income tax returns.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and Schedules

The audited consolidated financial statements of the Company and the report of independent registered public accountants are included in the Original Filing.

(b)  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
10.1	Loan and Security Agreement with Silicon Valley Bank**
11	Statement re: computation of per share earnings (4)
21	List of Subsidiaries (4)
23.1	Independent Auditors’ Consent – HJ & Associates, LLC**
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Press Release dated March 31, 2008**

*      Exhibits filed with this report.

**   Exhibits filed with the Original Filing.

(1)   Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(2)   Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

(3)          Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)          Included in Notes to Consolidated Financial Statements filed with the Original Filing.

(5)          Incorporated by reference to Exhibit 16.1 included with the report on Form 8-K dated June 20, 2007.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2008.

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
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	April 30, 2008
Robert H. Reback	(Principal Executive Officer)

/S/ Dennis P. Gauger	Chief Financial Officer	April 30, 2008
Dennis P. Gauger	(Principal Financial and Accounting Officer)

/S/ Scott C. Chandler	Director	April 30, 2008
Scott C. Chandler

/S/ C. Alan Weber	Director	April 30, 2008
C. Alan Weber

/S/ Michael B. Thompson	Director	April 30, 2008
Michael B. Thompson