Form 10-Q
period 2008-03-31
CIMETRIX INC
filed 2008-05-15
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 15, 2008:

Common stock, par value $.0001 – 31,927,432 shares

CIMETRIX INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	March 31,2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$280,000	$339,000
Accounts receivable, net	972,000	1,035,000
Inventories	8,000	8,000
Prepaid expenses and other current assets	53,000	52,000
Total current assets	1,313,000	1,434,000

Property and equipment, net	142,000	165,000
Intangible assets, net	255,000	284,000
Goodwill	64,000	64,000
Other assets	29,000	29,000

	$1,803,000	$1,976,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$290,000	$438,000
Accrued expenses	464,000	602,000
Deferred revenue	343,000	328,000
Notes payable – related parties, net	163,000	163,000
Notes payable and current portion of long-term liabilities, net	969,000	543,000
Total current liabilities	2,229,000	2,074,000

Long-term liabilities:
Notes payable, net	36,000	38,000
Total long-term liabilities	36,000	38,000

Total liabilities	2,265,000	2,112,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.0001 par value, 100,000,000 shares authorized, 31,952,432 shares issued	3,000	3,000
Additional paid-in capital	32,057,000	32,004,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,473,000)	(32,094,000)
Total stockholders’ deficit	(462,000)	(136,000)

	$1,803,000	$1,976,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
New software licenses	$691,000	$606,000
Software license updates and product support	298,000	284,000
Total software revenues	989,000	890,000
Professional services	366,000	666,000

Total revenues	1,355,000	1,556,000

Operating costs and expenses:
Cost of revenues	620,000	680,000
Sales and marketing	314,000	290,000
Research and development	252,000	257,000
General and administrative	475,000	434,000
Depreciation and amortization	54,000	113,000

Total operating costs and expenses	1,715,000	1,774,000

Loss from operations	(360,000)	(218,000)

Other income (expense):
Interest and other income	1,000	4,000
Interest expense	(20,000)	(18,000)

Total other expense	(19,000)	(14,000)

Loss before income taxes	(379,000)	(232,000)

Provision for income taxes	—	—

Net loss	$(379,000)	$(232,000)

Loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic	31,927,000	31,927,000
Diluted	31,927,000	31,927,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(379,000)	$(232,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,000	113,000
Stock-based compensation	89,000	105,000
Interest expense from debt discount	—	8,000
(Increase) decrease in:
Accounts receivable	63,000	110,000
Inventories	—	2,000
Prepaid expenses and other current assets	6,000	(12,000)
Increase (decrease) in:
Accounts payable	(157,000)	5,000
Accrued expenses	(174,000)	(51,000)
Deferred revenue	15,000	(27,000)

Net cash provided by (used in) operating activities	(483,000)	21,000

Cash flows from investing activities – purchase of property and equipment	—	(18,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	425,000	—
Proceeds from related party advances	100,000	—
Payments of debt	(1,000)	—
Payment of related party advances	(100,000)	—

Net cash provided by financing activities	424,000	—

Net increase (decrease) in cash and cash equivalents	(59,000)	3,000
Cash and cash equivalents, beginning of period	339,000	313,000

Cash and cash equivalents, end of period	$280,000	$316,000

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

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 is unaudited, and the balance sheet as of December 31, 2007 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and for the year ended December 31, 2007.

Reclassifications – Certain amounts in the condensed consolidated financial statements for the three-months ended March 31, 2007 have been reclassified to conform to the presentation used in the three-months ended March 31, 2008.

NOTE 2 – LIQUIDITY

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2008, the Company had an accumulated deficit of $32,473,000, and total stockholders’ deficit of $462,000.  At March 31, 2008, the Company had current assets of $1,313,000, including cash and cash equivalents of $280,000, and current liabilities of $2,229,000, resulting in a working capital deficiency of $916,000.  During the first quarter of 2008, the Company reported a net loss of $379,000 and net cash used in operating activities of $483,000.  Management believes that its cost reduction efforts, including reduction in force as needed, together with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels  for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

NOTE 3 – STOCK-BASED COMPENSATION

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended March 31, 2008 and March 31, 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended March 31,
	2008	2007

Cost of revenues	$5,000	$4,000
Sales and marketing	23,000	25,000
Research and development	7,000	8,000
General and administrative	54,000	68,000

Total stock-based compensation expense realized and increase in net loss	$89,000	$105,000

There was no stock compensation expense capitalized during the three-month periods ended March 31, 2008 and March 31, 2007.

During the three months ended March 31, 2008, options to purchase 585,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.17 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	68.26%
Risk free interest rate	2.79%
Expected life of options	6 years

The following table summarizes the stock option activity during the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	2,811,708	$0.56
Granted	585,000	0.17
Exercised	—	—
Forfeited	(7,000)	0.28

Outstanding at March 31, 2008	3,389,708	0.46	2.95	$—

Options vested and exercisable at March 31, 2008	3,211,708	0.54	1.68	$—

Based on the Company’s closing stock price of $0.16 as of March 31, 2008, there were no outstanding in-the-money options, and, consequently, no intrinsic value to the holders of such options.

During the three months ended March 31, 2008, there were no restricted stock awards granted.

As of March 31, 2008, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $380,000.

NOTE 4 – EARNINGS (LOSS) PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
	2008	2007

Weighted average number of common shares outstanding	31,927,000	31,927,000
Dilutive effect of:
Stock options	—	—
Warrants	—	—
Weighted average number of common shares outstanding, assuming dilution	31,927,000	31,927,000

No stock options and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive.  At March 31, 2008, the Company had outstanding options, warrants and restricted stock awards to purchase a total of 5,966,250 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 5 – DEBT

The Company’s notes payable consisted of the following:

Related Party:	March 31, 2008	December 31, 2007
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008, payable to officers, employees, or their affiliates	$163,000	$163,000

Other:	March 31, 2008	December 31, 2007
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008	$308,000	$308,000

Bank loan, secured by all operating assets with interest at the prime rate plus 1.5% (7.25% at March 31, 2008) plus a monthly collateral handling fee of .375%	650,000	225,000

Installment notes payable to financing company, payable in monthly payments totaling $1,901, including interest at 24.49%, from March 2008 through February 2011	47,000	48,000

Total	1,005,000	581,000

Less current portion	969,000	543,000

Long-term portion	$36,000	$38,000

At March 31, 2008, there were warrants issued to the Senior Note holders to purchase a total of 266,250 common shares of the Company at an exercise price of $0.35 per share.  The warrants expire on September 30, 2008.

The Company and Silicon Valley Bank (the “Bank”) previously entered into a Loan and Security Agreement, effective as of December 26, 2007.  The Company and the Bank entered into an Amended and Restated Loan and Security Agreement dated April 9, 2008 (the “Agreement”) to amend and restate in its entirety, without novation, the original agreement of December 26, 2007.

Subject to the terms of the Agreement, the Company may request that the Bank finance qualified accounts receivable (“Eligible Accounts”, and, after an advance is made, “Financed Receivables”) by extending credit to the Company in an amount equal to 80%, of the Financed Receivable.  The Bank may, in its sole discretion, change the percentage of the advance rate for a particular Financed Receivable on a case by case basis.

Subject to the terms of the Agreement, the Company may also request that the Bank finance Eligible Accounts due from non-U.S. account debtors pursuant to the Agreement and an EX-IM Loan Agreement.  The Bank may, in its sole discretion in each instance, finance such foreign accounts by extending credit to the Company in an amount equal to 90%, of the foreign Financed Receivable.  The Bank may, in its sole discretion, change the percentage of the advance rate on a case by case basis.

The aggregate face amount Financed Receivables may not exceed One Million Two Hundred Fifty Dollars ($1,250,000), including a maximum of Nine Hundred Fifty Thousand Dollars ($950,000) non-U.S. Financed Receivables.  Advances under the Agreement are collateralized by substantially all operating assets of the Company.  The Agreement terminates on December 25, 2008.

The Company will pay a finance charge equal to the greater of either (i) the prime rate plus one and one-half percent (1.50%), or (ii) 7.25%, multiplied by the face amount of the Financed Receivables.   There is also a collateral handling fee of ..375% per month of the face amount of the Financed Receivables.   In the event of a default, both of these rates are increased.

The Company will repay each advance on the earliest of: (a) the date on which payment is received on the Financed Receivable, (b) the date on which the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable (but only to the extent of the Adjustment if the Financed Receivable remains otherwise an Eligible Account), (d) the date on which there is a breach of any warranty or representation set forth in the Agreement, or (e) the maturity date of the Agreement of December 25, 2008. Each payment will also include all accrued finance charges and collateral handling fees with respect to such Advance and all other amounts then due and payable in accordance with the Agreement.

The Agreement eliminated financial covenants that were in the original agreement dated December 26, 2007 and under which the Company was previously in default.

The Company, without the Bank’s consent, may not:

•                  Convey, sell, convey, transfer or otherwise dispose of its business or property other than in the ordinary course;

•                  Engage in any line of business, permit a change in control or change its jurisdiction of formation;

•                  Merge or consolidate with other entity or acquire all of the capital stock or property of another entity;

•                  Create, incur, assume or be liable for any new indebtedness other than permitted indebtedness as defined in the Agreement;

•                  Create, incur, allow or suffer any lien on its property, or assign any right to receive income;

•                  Maintain any other collateral account;

•                  Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;

•                  Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;

•                  Make any payment on subordinated debt or amend any provision in any document relating to subordinated debt;

•                  Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three-month periods ended March 31, 2008 and March 31, 2007, the Company had the following revenues from two customers that are also shareholders of the Company:

	Three Months Ended March 31
	2008	2007

New software licenses	$23,000	$70,000
Software license updates and product support	20,000	5,000
Total software revenues	43,000	75,000

Professional services	—	—

Total revenues	$43,000	$75,000

NOTE 7 – MAJOR CUSTOMERS

During the three months ended March 31, 2008, one customer accounted for 11% of the Company’s total revenues.  During the three months ended March 31, 2007, one customer accounted for 12% of the Company’s total revenues.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

                In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The Company adopted SFAS No. 159 on January 1, 2008, with no material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on January 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2008 and March 31, 2007 and the Company’s financial position at March 31, 2008.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements.  Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes,” “anticipates” or words of similar import.  Examples of forward-looking statements include:  (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business.  Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources,” “Factors Affecting Future Results” and “Risk Factors,” and those factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $89,000 and $105,000 on a straight-line basis for the three-month periods ended March 31, 2008 and 2007,  for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  There was no stock compensation expense capitalized during the three-month periods ended March 31, 2008 and 2007.  During the three months ended March 31, 2008, options to purchase 585,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.17 per share.  During the three months ended March 31, 2008, there were no restricted stock awards granted.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectibility of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $54,000 as of March 31, 2008 and December 31, 2007, respectively.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At March 31, 2008, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $11,935,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

On January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  At March 31, 2008, the Company has not identified any material uncertain tax positions requiring recognition in its consolidated financial statements.  The Company classifies interest and penalties arising from the underpayment of income taxes in its consolidated statements of operations under general and administrative expenses.  As of March 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company’s Consolidated Condensed Statements of Operations.

	Three Months Ended March 31,
	2008	2007

Net sales	100%	100%

Operating costs and expenses:
Cost of revenues	46	44
Sales and marketing	23	19
Research and development	19	17
General and administrative	35	28
Depreciation and amortization	4	7

Total operating costs and expenses	127	115

Loss from operations	(27)	(14)
Other expense, net	(1)	(1)

Net loss	(28)%	(15)%

The Company reported a net loss of $379,000 for the three months ended March 31, 2008, compared to a net loss of $232,000 for the three months ended March 31, 2007.  The net loss for both three-month periods includes significant non-cash stock-based compensation expense and non-cash depreciation and amortization expense.  For the three-month periods ended March 31, 2008 and March 31, 2007, stock-based compensation expense was $89,000 and $105,000, respectively, and depreciation and amortization expense was $54,000 and $113,000, respectively.

Net cash used in operating activities was $483,000 for the three months ended March 31, 2008, compared to net cash provided by operating activities of $21,000 for the three months ended March 31, 2007.  Net cash used in operating activities was larger than the net loss for the three months ended March 31, 2008 due to cash payments that reduced accounts payable and accrued expenses during the period.

Results of Operations

Revenues

The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended March 31,
	2008		2007

New software licenses	$691,000	51%	$606,000	39%
Software license updates and product support	298,000	22%	284,000	18%

Total software revenues	989,000	73%	890,000	57%

Professional services	366,000	27%	666,000	43%

Total revenues	$1,355,000	100%	$1,556,000	100%

Total revenues decreased by $201,000, or 13%, to $1,355,000, for the three months ended March 31, 2008, from $1,556,000 for the three months ended March 31, 2007.  Total software revenues for the three months ended March 31, 2008 increased 11% year-over-year.  Both new software licenses and software license updates and product support revenues had modest increases in revenue year-over-year.  Gartner’s latest forecast from April 2008 predicted total worldwide semiconductor capital equipment spending would be down by over 19 percent in 2008.  Cimetrix was able to achieve an increase in software revenues as a result of two new “design wins” for its products.  In addition, the steady increase in new customers gained over the past several years that have started to ship machines using Cimetrix software, was able to offset the general industry decline, resulting in flat revenue from runtime licenses associated with machine shipments.  The mix of revenue categories is subject to change on a quarter-to-quarter basis, and it is difficult to predict the timing and probability of “design win” opportunities.  The decrease in professional services revenue in the current period compared to the same period last year can be attributed primarily to the general industry slowdown and the “pushing out” of several new projects until market conditions improve.

Cost of Revenues

The Company’s cost of revenues as a percentage of total revenues for the three months ended March 31, 2008 was 46%, compared to 44% for the three months ended March 31, 2007.  Cost of revenues decreased $60,000, or 9%, to $620,000 for the three months ended March 31, 2008, from

$680,000 for the three months ended March 31, 2007.  This decrease was due primarily to lower revenues.  The cost of services decreased proportionally to the decrease in professional services revenues. However, the costs of software increased as the number of customer support incidents increased for the period as a number of equipment supplier customers commissioned new equipment to production facilities. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and service sales, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $24,000, or 8%, to $314,000 during the three months ended March 31, 2008, from $290,000 during the three months ended March 31, 2007.  Sales and marketing expenses increased to 23% of total revenues for the three month ended March 31, 2008 as compared to 19% of total revenues in the prior year period.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $5,000, or 2%, to $252,000 during the three months ended March 31, 2008, from $257,000 during the three months ended March 31, 2007.  Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $41,000, or 9%, to $475,000 in the three months ended March 31, 2008, from $434,000 in the three months ended March 31, 2007.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  The increase in general and administrative expenses is attributable to professional fees and services associated with the new loan facility and additional staff to support the Sarbanes-Oxley internal control activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $59,000, or 52%, to $54,000 in the three months ended March 31, 2008, from $113,000 in the three months ended March 31, 2007.  Certain of the intangible assets associated with the EFS Solutions acquisition in October 2005 became fully amortized in 2007, resulting in a decrease in depreciation and amortization expense in the current period.

Other Income (Expense)

Interest and other income for the three months ended March 31, 2008 decreased by $3,000 to $1,000, from $4,000 for the three months ended March 31, 2007.  The decrease in interest income resulted from lower levels of cash reserves during the current year.

Interest expense for the three months ended March 31, 2008 increased by $2,000 to $20,000, from $18,000 for the three months ended March 31, 2007.  The increase resulted from the net differences in (1) an increase in interest expense resulting from the increase borrowings from the new loan facility and (2) the decrease in the amortization of the discount recorded in connection with the Company’s Senior Notes, which discount is a non-cash charge that is accreted and included in interest expense.

Liquidity and Capital Resources

At March 31, 2008, the Company had current assets of $1,313,000, including cash and cash equivalents of $280,000, and current liabilities of $2,229,000, resulting in a working capital deficiency of $916,000.  Excluding deferred revenue of $343,000, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, and accrued expenses of $248,000, which will be paid through the issuance of the Company’s common stock for vested restricted stock awards, the Company had current liabilities exceeding current assets by $325,000 at March 31, 2008.  As further discussed below, current liabilities also include notes payable to related parties of $163,000.

As of March 31, 2008, the Company had notes payable and long-term debt totaling $1,168,000, comprised of the following:

8% Senior Notes due September 30, 2008	$471,000
Secured bank loan due December 25, 2008	650,000
Other	47,000
Total	$1,168,000

Included in the Senior Notes Payable at March 31, 2008, are Senior Notes outstanding of $163,000 to officers, employees or their affiliates.

The Company and Silicon Valley Bank (the “Bank”) previously entered into a Loan and Security Agreement, effective as of December 26, 2007.  The Company and the Bank entered into an Amended and Restated Loan and Security Agreement dated April 9, 2008 (the “Agreement”) to amend and restate in its entirety, without novation, the original agreement of December 26, 2007.

Subject to the terms of the Agreement, the Company may request that the Bank finance qualified accounts receivable (“Eligible Accounts”, and, after an advance is made, “Financed Receivables”) by extending credit to the Company in an amount equal to 80%, of the Financed Receivable.  The Bank may, in its sole discretion, change the percentage of the advance rate for a particular Financed Receivable on a case by case basis.

Subject to the terms of the Agreement, the Company may also request that the Bank finance Eligible Accounts due from non-U.S. account debtors pursuant to the Agreement and an EX-IM Loan Agreement.  The Bank may, in its sole discretion in each instance, finance such foreign accounts by extending credit to the Company in an amount equal to 90%, of the foreign Financed Receivable.  The Bank may, in its sole discretion, change the percentage of the advance rate on a case by case basis.

The aggregate face amount Financed Receivables may not exceed One Million Two Hundred Fifty Dollars ($1,250,000), including a maximum of Nine Hundred Fifty Thousand Dollars ($950,000) non-U.S. Financed Receivables.  Advances under the Agreement are collateralized by substantially all operating assets of the Company.  The Agreement terminates on December 25, 2008.

The Company will pay a finance charge equal to the greater of either (i) the prime rate plus one and one-half percent (1.50%), or (ii) 7.25%, multiplied by the face amount of the Financed Receivables.   There is also a collateral handling fee of ..375% per month of the face amount of the Financed Receivables.   In the event of a default, both of these rates are increased.

The Company will repay each advance on the earliest of: (a) the date on which payment is received on the Financed Receivable, (b) the date on which the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable (but only to the extent of the Adjustment if the Financed Receivable otherwise remains an Eligible Account), (d) the date on which there is a breach of any warranty or representation set forth in the Agreement, or (e) the maturity date of the Agreement of December 25, 2008. Each payment will also include all accrued finance charges and collateral handling fees with respect to such Advance and all other amounts then due and payable in accordance with the Agreement.

The Agreement eliminated financial covenants that were in the original agreement dated December 26, 2007 and under which the Company was previously in default.

The Company, without the Bank’s consent, may not:

•                  Convey, sell, convey, transfer or otherwise dispose of its business or property other than in the ordinary course;

•                  Engage in any line of business, permit a change in control or change its jurisdiction of formation;

•                  Merge or consolidate with other entity or acquire all of the capital stock or property of another entity;

•                  Create, incur, assume or be liable for any new indebtedness other than permitted indebtedness as defined in the Agreement;

•                  Create, incur, allow or suffer any lien on its property, or assign any right to receive income;

•                  Maintain any other collateral account;

•                  Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;

•                  Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;

•                  Make any payment on subordinated debt or amend any provision in any document relating to subordinated debt;

•                  Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2008, the Company had an accumulated deficit of $32,473,000, and total stockholders’ deficit of $462,000.  During the first quarter of 2008, the Company reported a net loss of $379,000 and net cash used in operating activities of $483,000.  Results of operations during the first quarter of 2008 were negatively impacted by significant non-cash expenses, including $54,000 of depreciation and amortization, and $89,000 of stock-based compensation.  Management believes that its cost reduction efforts, including reduction in force as needed, together with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months.  However, there can be no assurance that operations and operating cash flows will improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Net cash used in operating activities for the three months ended March 31, 2008 was $483,000, compared to net cash provided by operating activities of $21,000 for the same three-month period in 2007.  The increase in net cash used in operating activities in the current year resulted from decreased revenues and increased operating expenses, as discussed above, as well as reductions in accounts payable and accrued expenses.

No net cash was provided by or used in investing activities during the three months ended March 31, 2008.  Net cash used in investing activities for the three months ended March 31, 2007 $18,000 to purchase property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2008 was $424,000, comprised of net increases in borrowings from the bank loan of $425,000 and short-term related party advances of $100,000, partially offset by payments of other debt of $1,000 and repayment of short-term related party advances of $100,000.  There was no cash used in or provided by financing activities for the three months ended March 31, 2007.

The Company has not been adversely affected by inflation.  Revenues from foreign customers were $583,000 during the three months ended March 31, 2008, representing 43% of the Company’s total revenues, compared to $663,000, or 43%, of total revenues during the same period in 2007.  There are potential economic risks inherent in foreign trade.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company considers its cash resources and projected cash from operations and funds available from its new loan facility to be sufficient to meet the operating needs of its current level of business for the next twelve months.

Factors Affecting Future Results

Total revenues for the first three months of 2008 decreased 13% compared to the first three months of 2007.  However, new software license revenues and software updates and support revenues increased during this period compared to the same period last year.  Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments.  Runtime revenue remained flat year-over-year as new customer shipments balanced the overall decline in the industry capital equipment shipments.  Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products.  While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it appears that fewer companies are initiating new programs for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.  In addition, there is increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  As stated earlier, industry analysts have forecast a decline in semiconductor capital equipment spending by over 19% in 2008.  This will affect the Company as general machine shipments will be lower year-over-year, and many equipment suppliers customers will “push out” new projects.

The Company has implemented a cost reduction program, including a reduction in force, to bring expenses in-line with the anticipated slowdown in revenues while it awaits the expected upturn in 2009.  As part of the effort to preserve operating cash, three members of senior management agreed to a 50% reduction in base pay during the months of May, June and July 2008.  The board of directors of the Company has approved individual grants of restricted stock to the executives to compensate them for voluntarily reducing their salary.

The Company has been investing in its new CIMPortal product line, which meets the new SEMI Standards for EDA (Interface A).  While this new standard has been promulgated by SEMI, it is not yet a common requirement by end users in the marketplace.  The timing of the widespread adoption of this standard by the semiconductor industry will directly affect the market opportunities for the Company’s CIMPortal product line.  The Company believes that if the new SEMI Standards for EDA begin to obtain market acceptance, the number of software development kit opportunities will increase along with the resulting runtime license revenue.

The Company has also been investing in pursuing the Japanese market for its products with its new distributor, CIM, Inc.  While these efforts have led to some increased sales in Japan, they have not yet resulted in an increase in revenues sufficient to offset the additional costs incurred by the Company.

The Company continues to pursue customers through its Global Services group, which is available to assist customers by providing professional services and complete turnkey solutions.  The ability of the Company to provide both products and services to its customer base is becoming a more important factor as customers seek to limit the number of suppliers and prefer single source responsibility.  The experience gained delivering professional services also provides valuable inputs to new product pipelines.

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors.  The markets for the Company’s products are highly specialized.  There can be no assurance that the markets for industrial motion control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 1A.  RISK FACTORS

The Company has disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2007 which could materially affect its business, financial condition or future results of operations.  The risk factor discussed below updates these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The Company experienced increases in its operating loss and net cash used in operating activities during the three months ended March 31, 2008, which negatively impacted its liquidity.

As of March 31, 2008, the Company had an accumulated deficit of $32,473,000, and total stockholders’ deficit of $462,000.  At March 31, 2008, the Company had current assets of $1,313,000, including cash and cash equivalents of $280,000, and current liabilities of $2,229,000, resulting in a working capital deficiency of $916,000.  During the first quarter of 2008, the Company reported a net loss of $379,000 and net cash used in operating activities of $483,000.  Management believes that its cost reduction efforts, including reduction in force as needed, together with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to achieve operating cash flows sufficient to permit it to meet its obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, the Company had no unregistered sales of equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

On May 13, 2008, the Company entered into an Amendment to Independent Contractor Agreement with Dennis P. Gauger, the Chief Financial Officer of the Company.  The agreement is effective April 16, 2008 for a one year period, and provides monthly compensation of $3,500.  The agreement can be terminated by either party on 30 days notice.  During the term of the agreement, Mr. Gauger is to provide to the Company approximately 300 hours of service.  Pursuant to the agreement, Mr. Gauger will receive a restricted stock award of 5,000 shares for each three months of service.

On May 13, 2008, the board of directors approved the following restricted stock awards: 182,292 shares to Robert H. Reback, President and Chief Executive Officer; 156,250 shares to David P. Faulkner, Executive Vice President of Sales and Marketing; and 156,250 shares to Kourosh Vahdani, Vice President of Global Services.  The restricted stock awards were granted in consideration for these executives voluntarily reducing their salaries by 50% during the months of May, June and July 2008, and vest one-third in each of these months.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Amendment to Independent Contractor Agreement*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated May 15, 2008*

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: May 15, 2008

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)