Form 10-Q
period 2008-06-30
CIMETRIX INC
filed 2008-08-14
CIK 786620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes ☒    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 14, 2008:

Common stock, par value $.0001 – 32,828,294 shares

CIMETRIX INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,000	$339,000
Accounts receivable, net	586,000	1,035,000
Inventories	7,000	8,000
Prepaid expenses and other current assets	51,000	52,000
Total current assets	726,000	1,434,000

Property and equipment, net	132,000	165,000
Intangible assets, net	225,000	284,000
Goodwill	64,000	64,000
Other assets	29,000	29,000

	$1,176,000	$1,976,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$150,000	$438,000
Accrued expenses	233,000	602,000
Deferred revenue	421,000	328,000
Notes payable – related parties, net	163,000	163,000
Current portion of notes payable and capital lease obligations	734,000	543,000
Total current liabilities	1,701,000	2,074,000

Long-term liabilities:
Long-term portion of notes payable and capital lease obligations	38,000	38,000
Total long-term liabilities	38,000	38,000

Total liabilities	1,739,000	2,112,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.0001 par value, 100,000,000 shares authorized, 32,853,294 and 31,952,432 shares issued, respectively	3,000	3,000
Additional paid-in capital	32,396,000	32,004,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,913,000)	(32,094,000)
Total stockholders’ deficit	(563,000)	(136,000)

	$1,176,000	$1,976,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
New software licenses	$455,000	$504,000	$1,146,000	$1,110,000
Software license updates and product support	245,000	266,000	543,000	550,000
Total software revenues	700,000	770,000	1,689,000	1,660,000
Professional services	295,000	851,000	661,000	1,517,000

Total revenues	995,000	1,621,000	2,350,000	3,177,000

Operating costs and expenses:
Cost of revenues	437,000	752,000	1,057,000	1,432,000
Sales and marketing	269,000	298,000	583,000	588,000
Research and development	230,000	249,000	482,000	506,000
General and administrative	403,000	411,000	878,000	845,000
Depreciation and amortization	54,000	113,000	108,000	226,000

Total operating costs and expenses	1,393,000	1,823,000	3,108,000	3,597,000

Loss from operations	(398,000)	(202,000)	(758,000)	(420,000)

Other income (expense):
Interest and other income	—	3,000	1,000	7,000
Interest expense	(42,000)	(22,000)	(62,000)	(40,000)

Total other expense	(42,000)	(19,000)	(61,000)	(33,000)

Loss before income taxes	(440,000)	(221,000)	(819,000)	(453,000)

Provision for income taxes	—	—	—	—

Net loss	$(440,000)	$(221,000)	$(819,000)	$(453,000)

Loss per common share:
Basic	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding:
Basic	32,007,000	31,927,000	31,967,000	31,927,000
Diluted	32,007,000	31,927,000	31,967,000	31,927,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(819,000)	$(453,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108,000	226,000
Provision for doubtful accounts	(20,000)	—
Stock-based compensation	229,000	202,000
Stock issued for services	1,000	—
Interest expense from debt discount	—	21,000
(Increase) decrease in:
Accounts receivable	469,000	128,000
Inventories	1,000	2,000
Prepaid expenses and other current assets	5,000	12,000
Increase (decrease) in:
Accounts payable	(292,000)	(4,000)
Accrued expenses	(207,000)	(16,000)
Deferred revenue	93,000	(68,000)

Net cash provided by (used in) operating activities	(432,000)	50,000

Cash flows from investing activities – purchase of property and equipment	(1,000)	(25,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,427,000	—
Proceeds from related party advances	140,000	—
Payments of debt	(1,251,000)	—
Payments of related party advances	(140,000)	—

Net cash provided by financing activities	176,000	—

Net increase (decrease) in cash and cash equivalents	(257,000)	25,000
Cash and cash equivalents, beginning of period	339,000	313,000

Cash and cash equivalents, end of period	$82,000	$338,000

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

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2008 and June 20, 2007 and for the three-month and six-month periods then ended is unaudited, and the balance sheet as of December 31, 2007 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications – Certain amounts in the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2007 have been reclassified to conform to the presentation used in the three-month and six-month periods ended June 30, 2008.

NOTE 2 – LIQUIDITY

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2008, the Company had an accumulated deficit of $32,913,000 and total stockholders’ deficit of $563,000.  At June 30, 2008, the Company had current assets of $726,000, including cash and cash equivalents of $82,000, and current liabilities of $1,701,000, resulting in a working capital deficiency of $975,000.  During the first six months of 2008, the Company reported a net loss of $819,000 and net cash used in operating activities of $432,000.  With the cost reductions implemented in April of 2008, the Company achieved positive cash from operations for the second quarter of 2008 of $51,000.  Management believes that its cost reduction efforts, including reduction in force as needed, together with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended June 30,
	2008	2007

Cost of revenues	$5,000	$6,000
Sales and marketing	42,000	25,000
Research and development	7,000	7,000
General and administrative	85,000	59,000

Total stock-based compensation expense realized and increase in net loss	$139,000	$97,000

	Six Months Ended June 30,
	2008	2007

Cost of revenues	$10,000	$10,000
Sales and marketing	65,000	50,000
Research and development	14,000	15,000
General and administrative	140,000	127,000

Total stock-based compensation expense realized and increase in net loss	$229,000	$202,000

There was no stock compensation expense capitalized during the three-month and six-month periods ended June 30, 2008 and June 30, 2007.

During the six months ended June 30, 2008, options to purchase 735,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.16 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	67.87%
Risk free interest rate	2.92%
Expected life of options	6 years

The following table summarizes the stock option activity during the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,252,000	$0.50
Granted	735,000	0.16
Exercised	—	—
Expired	(1,134,000)	0.75
Forfeited	(14,000)	0.26

Outstanding at June 30, 2008	3,839,000	0.37	3.72	$—

Options vested and exercisable at June 30, 2008	2,244,792	0. 43	2.46	$—

Based on the Company’s closing stock price of $0.08 as of June 30, 2008, there were no outstanding in-the-money options, and, consequently, no intrinsic value to the holders of such options.

During the six months ended June 30, 2008, restricted stock awards for a total of 514,792 shares of the Company’s common stock were approved, with a vesting period of three to twelve months.

As of June 30, 2008, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $313,000.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average number of common shares outstanding	32,007,000	31,927,000	31,967,000	31,927,000
Dilutive effect of:
Stock options and restricted stock awards	—	—	—	—
Warrants	—	—	—	—
Weighted average number of common shares outstanding, assuming dilution	32,007,000	31,927,000	31,967,000	31,927,000

No stock options, restricted stock awards and warrants are included in the computation of weighted average number of shares because the effect would be antidilutive. At June 30, 2008, the Company had outstanding options, warrants and restricted stock awards to purchase a total of 4,589,181 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 5 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company’s notes payable and capital lease obligations consisted of the following:

Related Party:	June 30, 2008	December 31, 2007
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008, payable to officers, employees, or their affiliates	$163,000	$163,000

Other:	June 30, 2008	December 31, 2007
Senior Notes, unsecured, with interest at 8% payable semiannually on April 1 and October 1, 2007 and 2008, maturing September 30, 2008	$308,000	$308,000

Bank loan, secured by accounts receivable with interest at the prime rate plus 1.5% (6.5% at June 30, 2008) plus a monthly collateral handling fee of .375%	407,000	225,000

Installment notes payable to financing company, payable in monthly payments totaling $1,901, including interest at 24.49%, from March 2008 through February 2011	44,000	48,000

Capital lease payable to financing company, payable in monthly payments totaling $426, including interest at 4.0%, from March 2008 through February 2011	13,000	—

Total	772,000	581,000

Less current portion	734,000	543,000

Long-term portion	$38,000	$38,000

At June 30, 2008, there were warrants issued to the Senior Note holders to purchase a total of 266,250 common shares of the Company at an exercise price of $0.35 per share. The warrants expire on September 30, 2008.

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

The Company will pay a finance charge equal to the greater of either (i) the prime rate plus one and one-half percent (1.50%), or (ii) 6.5% at June 30, 2008, multiplied by the face amount of the Financed Receivables. There is also a collateral handling fee of .375% per month of the face amount of the Financed Receivables. In the event of a default, both of these rates are increased.

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

•      Engage in any new line of business, permit a change in control or change its jurisdiction of formation;

•      Merge or consolidate with another entity or acquire all of the capital stock or property of another entity;

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

NOTE 6 – COMMON STOCK

In June 2008, the Company issued 900,862 shares of its restricted common stock to officers and directors in payment of an obligation of $270,000 for vested restricted stock awards.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month and six-month periods ended June 30, 2008 and June 30, 2007, the Company had the following revenues from two customers that are also shareholders of the Company:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

New software licenses	$3,000	$28,000	$26,000	$98,000
Software license updates and product support	23,000	13,000	43,000	18,000

Total software revenues	$26,000	$41,000	$69,000	$116,000

The Company had accounts receivable from these two customers totaling $19,000 and $8,000 at June 30, 2008 and December 31, 2007, respectively.

NOTE 8 – MAJOR CUSTOMERS

During the three months ended June 30, 2008, one customer accounted for 12% of the Company’s total revenues. During the three months ended June 30, 2007, one customer accounted for 20% of the Company’s total revenues. During the six months ended June 30, 2008, no customer accounted for 10% or more of the Company’s total revenues. During the six months ended June 30, 2007, one customer accounted for 16% of the Company’s total revenues.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe the implementation of this statement will have any impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe the implementation of this pronouncement will have a material impact on its consolidated financial statements.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 and the Company’s financial position at June 30, 2008.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

4)

Collectability of the sale is reasonably assured and receipt is probable. Collectability of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $139,000 and $97,000 on a straight-line basis for the three-month periods ended June 30, 2008 and 2007, and $229,000 and $202,000 for the six month periods ended June 30, 2008 and 2007 for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  There was no stock compensation expense capitalized during the three-month and six-month periods ended June 30, 2008 and 2007.  During the six months ended June 30, 2008, options to purchase 735,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.16 per share.  During the six months ended June 30, 2008, restricted stock awards for a total of 514,792 shares of the Company’s common stock were approved, with a vesting period of three to twelve months.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $34,000 and $54,000 as of June 30, 2008 and December 31, 2007, respectively.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At June 30, 2008, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

On January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  At June 30, 2008, the Company has not identified any material uncertain tax positions requiring recognition in its consolidated financial statements.  The Company classifies interest and penalties arising from the underpayment of income taxes in its consolidated statements of operations under general and administrative expenses.  As of June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company’s Consolidated Condensed Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	100%	100%	100%	100%

Operating costs and expenses:
Cost of revenues	44	47	45	45
Sales and marketing	27	19	25	18
Research and development	23	15	20	16
General and administrative	41	25	37	27
Depreciation and amortization	5	7	5	7

Total operating costs and expenses	140	113	132	113

Loss from operations	(40)	(13)	(32)	(13)
Other expense, net	(4)	(1)	(3)	(1)

Net loss	(44)%	(14)%	(35)%	(14)%

The Company reported a net loss of $440,000 for the three months ended June 30, 2008, compared to a net loss of $221,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008, the Company reported a net loss of $819,000, compared to a net loss of $453,000 for the six months ended June 30, 2007.  The net loss for all periods includes significant non-cash stock-based compensation expense and non-cash depreciation and amortization expense.  For the three-month periods ended June 30, 2008 and June 30, 2007, stock-based compensation expense was $139,000 and $97,000, respectively, and depreciation and amortization expense was $54,000 and $113,000, respectively.  For the six-month periods ended June 30, 2008 and June 30, 2007, stock-based compensation expense was $229,000 and $202,000, respectively, and depreciation and amortization expense was $108,000 and $226,000, respectively.

Net cash used in operating activities was $432,000 for the six months ended June 30, 2008, compared to net cash provided by operating activities of $50,000 for the six months ended June 30, 2007.  However, net cash used in operating activities in the three months ended March 31, 2008 was $483,000, higher than the cash used in operating activities for the six months ended June 30, 2008.  With the cost reductions implemented in April of 2008, the Company achieved positive cash from operations for the second quarter of 2008 of $51,000, reducing the total cash used in operating activities for the six-month period.

Results of Operations

Revenues

The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007

New software licenses	$455,000	46%	$504,000	32%	$1,146,000	49%	$1,110,000	36%
Software license updates and product support	245,000	25%	266,000	16%	543,000	23%	550,000	17%

Total software revenues	700,000	71%	770,000	48%	1,689,000	72%	1,660,000	53%

Professional services	295,000	29%	851,000	52%	661,000	28%	1,517,000	47%

Total revenues	$995,000	100%	$1,621,000	100%	$2,350,000	100%	$3,177,000	100%

Total revenues decreased by $626,000, or 39%, to $995,000 for the three months ended June 30, 2008, from $1,621,000 for the three months ended June 30, 2007.  For the six months ended June 30, 2008, total revenues decreased by $827,000, or 26% to $2,350,000 from $3,177,000 for the six months ended June 30, 2007.  Total software revenues for the six months ended June 30, 2008 increased 2% year-over-year due to modest increases in new software licenses revenues.  The mid-year edition of the SEMI Capital Equipment Forecast issued in July 2008 during SEMICON West predicts that the equipment market will decline 20 percent in 2008, but will experience a rebound with 13 percent growth in 2009.  The most recent Semiconductor Industry Association reports on chip sales for March and April show that the three-month moving average of chip sales grew by 3.5 percent and zero, respectively.  This is near the long medium term average for these two months, which is a big improvement over the industry’s recent performance-in which the growth of chip sales has under- performed the seasonal average for the past several months.  If the growth of chip sales remains at average levels, or exceeds the average in May and June, George Burns from Strategic Marketing Associates expects a recovery in capital spending by the end of the third quarter of 2008, and growth in capital spending by as much as 20 percent in 2009.

Total software revenues decreased to $700,000 for the three months ended June 30, 2008, as compared to $770,000 for the three months ended June 30, 2007, but were slightly higher at $1,689,000 for the six months ended June 30, 2008 as compared to $1,660,000 for the six months ended June 30, 2007.  Cimetrix was able to achieve an increase in software revenues on a year-to-date basis as a result of the steady increase in new customers gained over the past several years that have started to ship machines using Cimetrix software.  The mix of revenue categories is subject to change on a quarter-to-quarter basis, and it is difficult to predict the timing and probability of “design win” opportunities.  Due to the industry slowdown and reluctance to initiate new projects, Cimetrix did not gain any significant “design win” during the second quarter of 2008.  The decrease in professional services revenue in the current year three-month and six-month periods compared to the same periods last year can be attributed primarily to the general industry slowdown and the delays of several new projects until market conditions improve.

Cost of Revenues

The Company’s cost of revenues as a percentage of total revenues for the three months ended June 30, 2008 was 44%, compared to 47% for the three months ended June 30, 2007.  Cost of revenues decreased $315,000, or 42%, to $437,000 for the three months ended June 30, 2008, from $752,000 for the three months ended June 30, 2007.  This decrease was due primarily to lower professional services revenue, which revenue has higher labor and other costs of revenues than software revenues.  However, the costs of software revenues increased as the number of customer support incidents increased in the current year as a number of equipment supplier customers commissioned new equipment to production facilities.  The Company’s cost of revenues as a percentage of total revenues for the six months ended June 30, 2008 was 45%, compared to 45% for the six months ended June 30, 2007.  Cost of revenues decreased $375,000, or 26%, to $1,057,000 for the six months ended June 30, 2008, from $1,432,000 for the six months ended June 30, 2007. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $29,000, or 10%, to $269,000 during the three months ended June 30, 2008, from $298,000 during the three months ended June 30, 2007.  Sales and marketing expenses increased to 27% of total revenues for the three month ended June 30, 2008 as compared to 19% of total revenues in the prior year period, primarily because of the decrease in revenues.  During the six months ended June 30, 2008, sales and marketing expenses decreased $5,000, or 1%, to $583,000 from $588,000 during the six months ended June 30, 2007.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $19,000, or 8%, to $230,000 during the three months ended June 30, 2008, from $249,000 during the three months ended June 30, 2007.  During the six months ended June 30, 2008, research and development expenses decreased $24,000, or 5%, to $482,000 from $506,000 during the six months ended June 30, 2007.  Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $8,000, or 2%, to $403,000 in the three months ended June 30, 2008, from $411,000 in the three months ended June 30, 2007.  During the six months ended June 30, 2008, general and administrative expenses increased $33,000, or 4%, to $878,000 from $845,000 during the six months ended June 30, 2007.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  The increase in general and administrative expenses in the current year is attributable to professional fees and services associated with the new loan facility, additional staff to support the Sarbanes-Oxley internal control activities, and increased stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased $59,000, or 52%, to $54,000 in the three months ended June 30, 2008, from $113,000 in the three months ended June 30, 2007.  During the six months ended June 30, 2008, depreciation and amortization decreased $118,000, or 52%, to $108,000 from $226,000 in the six months ended June 30, 2007.  Certain of the intangible assets associated with the EFS Solutions acquisition in October 2005 became fully amortized in 2007, resulting in a decrease in depreciation and amortization expense in the current year.

Other Income (Expense)

Interest and other income for the three months ended June 30, 2008 decreased by $3,000, to $0, from $3,000 for the three months ended June 30, 2007.  Similarly, interest and other income for the six months ended June 30, 2008 decreased by $6,000, to $1,000, from $7,000 for the six months ended June 30, 2007.  The decrease in interest income resulted from lower levels of cash reserves during the current year.

Interest expense for the three months ended June 30, 2008 increased by $20,000, to $42,000, from $22,000 for the three months ended June 30, 2007.  Similarly, interest expense for the six months ended June 30, 2008 increased by $22,000 to $62,000, from $40,000 for the six months ended June 30, 2007.  The increase resulted from the increase borrowings from the new loan facility, partially offset by the decrease in the current year in the amortization of the discount recorded in connection with the Company’s Senior Notes, which discount is a non-cash charge that is accreted and included in interest expense.

Liquidity and Capital Resources

At June 30, 2008, the Company had current assets of $726,000, including cash and cash equivalents of $82,000, and current liabilities of $1,701,000, resulting in a working capital deficiency of $975,000.  Excluding deferred revenue of $421,000, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company’s current liabilities exceeded current assets by $554,000 at June 30, 2008.  As further discussed below, current liabilities also include notes payable to related parties of $163,000.

As of June 30, 2008, the Company had notes payable and long-term debt totaling $935,000, all but $38,000 of which is a current liability, comprised of the following:

8% Senior Notes due September 30, 2008	$471,000
Secured bank loan due December 25, 2008	407,000
Other	57,000
Total	$935,000

Included in the Senior Notes Payable at June 30, 2008, are Senior Notes outstanding of $163,000 to officers, employees or their affiliates.

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

The Company will pay a finance charge equal to the greater of either (i) the prime rate plus one and one-half percent (1.50%), or (ii) 6.5% at June 30, 2008, multiplied by the face amount of the Financed Receivables.   There is also a collateral handling fee of ..375% per month of the face amount of the Financed Receivables.   In the event of a default, both of these rates are increased.

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

•                  Engage in any new line of business, permit a change in control or change its jurisdiction of formation;

•                  Merge or consolidate with another entity or acquire all of the capital stock or property of another entity;

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

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2008, the Company had an accumulated deficit of $32,913,000, and total stockholders’ deficit of $563,000.  During the first six months of 2008, the Company reported a net loss of $819,000 and net cash used in operating activities of $432,000.  However, with the cost reductions implemented in April of 2008, including certain officers and employees taking restricted stock awards in lieu of salary, the Company achieved positive cash from operations for the second quarter of 2008 of $51,000, reducing the net cash used in operations during the first quarter of 2008 of $483,000 to $432,000 for the six months ended June 30, 2008.  Results of operations during the first six months of 2008 were negatively impacted by significant non-cash expenses, including $108,000 of depreciation and amortization, and $229,000 of stock-based compensation.  Management believes that its cost reduction efforts, including reduction in force as needed, together with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months.  However, there can be no assurance that operations and operating cash flows will improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Net cash used in operating activities for the six months ended June 30, 2008 was $432,000, compared to net cash provided by operating activities of $50,000 for the same six-month period in 2007.  The increase in net cash used in operating activities in the current year resulted from decreased revenues, as discussed above, as well as reductions in accounts payable and accrued expenses.  As discussed above, with the cost reductions implemented in April of 2008, the Company achieved positive cash from operations for the second quarter of 2008 of $51,000.

Net cash used in investing activities, consisting of the purchase of property and equipment, during the six months ended June 30, 2008 was $1,000 compared to net cash used in investing activities for $25,000 for the same six-month period in 2007.

Net cash provided by financing activities for the six months ended June 30, 2008 was $176,000, comprised of borrowings from the bank loan of $1,427,000 and short-term related party advances of $140,000, partially offset by bank loan repayments of $1,244,000, payments of other debt of $7,000 and repayment of short-term related party advances of $140,000.  There was no cash used in or provided by financing activities for the six months ended June 30, 2007.

The Company has not been adversely affected by inflation.  Revenues from foreign customers were $1,060,000 during the six months ended June 30, 2008, representing 45% of the Company’s total revenues, compared to $1,222,000, or 38%, of total revenues during the same period in 2007.  There are potential economic risks inherent in foreign trade.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first six months of 2008 decreased 26% compared to the first six months of 2007, primarily as a result of lower professional services revenues.  However, new software license revenues increased during this period compared to the same period last year.  Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments.  Runtime revenue increased slightly year-over-year as new customer shipments balanced the overall decline in the industry capital equipment shipments.  Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products.  While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it appears that fewer companies are initiating new programs for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.  In addition, there is increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  As stated earlier, industry analysts have forecast a decline in semiconductor capital equipment spending by 20% in 2008.  This will affect the Company as general machine shipments will be lower year-over-year, and many equipment suppliers customers will “push out” new projects.

The Company has implemented a cost reduction program, including a reduction in force, to bring expenses in-line with the anticipated slowdown in revenues while it awaits the expected upturn in 2009.  As part of the effort to preserve operating cash, three members of senior management agreed to a 50% reduction in base pay during the months of May, June and July 2008.  The board of directors of the Company approved individual grants of restricted stock to the executives to compensate them for voluntarily reducing their salary.  These cost reduction efforts have had positive results, as the Company had net cash provided by operating activities of $51,000 during the second quarter of 2008.

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company experienced increases in its operating loss and net cash used in operating activities during the six months ended June 30, 2008, which negatively impacted its liquidity.

As of June 30, 2008, the Company had an accumulated deficit of $32,913,000, and total stockholders’ deficit of $563,000.  At June 30, 2008, the Company had current assets of $726,000, including cash and cash equivalents of $82,000, and current liabilities of $1,701,000, resulting in a working capital deficiency of $975,000.  During the first six months of 2008, the Company reported a net loss of $819,000 and net cash used in operating activities of $432,000.  The Company achieved positive cash from operations for the second quarter of 2008 of $51,000.  There can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to achieve operating cash flows sufficient to permit it to meet its obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Company issued 900,862 shares of its restricted common stock to officers and directors in payment of accrued expenses of $270,000 for vested restricted stock awards.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 14, 2008*

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: August 14, 2008

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
(Principal Financial and Accounting Officer)