Form 10-Q
period 2008-09-30
CIMETRIX INC
filed 2008-11-14
CIK 786620

                                            UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C.  20549

                                              FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the Quarterly Period Ended September 30, 2008

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the Transition Period From  ______to ______

                           Commission File Number:  0-16454

                           CIMETRIX INCORPORATED
                            (Exact name of registrant as specified in its charter)

                   Nevada                                                                                 87-0439107
                   (State or other jurisdiction of                                                                   (I.R.S. Employer
                    incorporation or organization)                                                                 Identification No.)

                    6979 South High Tech Drive, Salt Lake City, Utah                                              84047-3757
                                  (Address of principal executive office)                                                            (Zip Code)

                              Registrant's telephone number, including area code:  (801) 256-6500

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
Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock as of November 14, 2008:
Common stock, par value $.0001 – 32,993,224 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

PART I   Financial Information

Item 1. Financial Statements
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Statements of Operations	4
Consolidated Condensed Statements of Cash Flows	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T. Controls and Procedures	25

                                                                   PART II Other Information

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$37,000	$339,000
Accounts receivable, net	584,000	1,035,000
Inventories	7,000	8,000
Prepaid expenses and other current assets	29,000	52,000
Total current assets	657,000	1,434,000

Property and equipment, net	112,000	165,000
Intangible assets, net	196,000	284,000
Goodwill	64,000	64,000
Other assets	29,000	29,000

	$1,058,000	$1,976,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$159,000	$438,000
Accrued expenses	283,000	602,000
Deferred revenue	295,000	328,000
Notes payable – related parties, net	-	163,000
Current portion of notes payable and capital lease obligations	577,000	543,000
Total current liabilities	1,314,000	2,074,000

Long-term liabilities:
Notes payable – related parties, net	162,000	-
Long-term portion of notes payable and capital lease obligations	340,000	38,000
Total long-term liabilities	502,000	38,000

Total liabilities	1,816,000	2,112,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.0001 par value, 100,000,000 shares authorized, 33,018,224 and 31,952,432 shares issued, respectively	3,000	3,000
Additional paid-in capital	32,513,000	32,004,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(33,225,000)	(32,094,000)
Total stockholders’ deficit	(758,000)	(136,000)

	$1,058,000	$1,976,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
New software licenses	$437,000	$728,000	$1,583,000	$1,838,000
Software license updates and product support	240,000	312,000	783,000	862,000
Total software revenues	677,000	1,040,000	2,366,000	2,700,000
Professional services	331,000	590,000	992,000	2,107,000

Total revenues	1,008,000	1,630,000	3,358,000	4,807,000

Operating costs and expenses:
Cost of revenues	383,000	739,000	1,440,000	2,172,000
Sales and marketing	292,000	302,000	875,000	890,000
Research and development	195,000	259,000	677,000	765,000
General and administrative	374,000	417,000	1,252,000	1,261,000
Depreciation and amortization	50,000	118,000	158,000	344,000

Total operating costs and expenses	1,294,000	1,835,000	4,402,000	5,432,000

Loss from operations	(286,000)	(205,000)	(1,044,000	(625,000)

Other income (expense):
Interest and other income	-	2,000	1,000	8,000
Interest expense	(26,000)	(22,000)	(88,000	(61,000)

Total other expense	(26,000)	(20,000)	(87,000	(53,000)

Loss before income taxes	(312,000)	(225,000)	(1,131,000	(678,000)

Provision for income taxes	-	-	-	-

Net loss	$(312,000)	$(225,000)	$(1,131,000	$(678,000)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.04	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.04	$(0.02)

Weighted average number of shares outstanding:
Basic	32,843,000	31,927,000	32,258,000	31,927,000
Diluted	32,843,000	31,927,000	32,258,000	31,927,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,131,000)	$(678,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	158,000	344,000
Provision for doubtful accounts	(20,000)	-
Stock-based compensation	376,000	294,000
Stock issued for services	3,000	-
Interest expense from debt discount	-	34,000
(Increase) decrease in:
Accounts receivable	471,000	(17,000)
Inventories	1,000	2,000
Prepaid expenses and other current assets	31,000	(1,000)
Other assets	-	(1,000)
Increase (decrease) in:
Accounts payable	(287,000)	152,000
Accrued expenses	(191,000)	68,000
Deferred revenue	(33,000)	(124,000)

Net cash provided by (used in) operating activities	(622,000)	73,000

Cash flows from investing activities – purchase of
property and equipment	(2,000)	(41,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	2,388,000	-
Proceeds from related party advances	185,000	-
Payments of debt	(2,066,000)	(25,000)
Payments of related party advances	(185,000)	-

Net cash provided by (used in) financing activities	322,000	(25,000)

Net increase (decrease) in cash and cash equivalents	(302,000)	7,000
Cash and cash equivalents, beginning of period	339,000	313,000

Cash and cash equivalents, end of period	$37,000	$320,000

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

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2008 and September 20, 2007 and for the three-month and nine-month periods then ended is unaudited, and the balance sheet as of December 31, 2007 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications – Certain amounts in the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2007 have been reclassified to conform to the presentation used in the three-month and nine-month periods ended September 30, 2008.

NOTE 2 – LIQUIDITY

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2008, the Company had an accumulated deficit of $33,225,000 and total stockholders’ deficit of $758,000.  At September 30, 2008, the Company had current assets of $657,000, including cash and cash equivalents of $37,000, and current liabilities of $1,314,000, resulting in a working capital deficit of $657,000.  During the first nine months of 2008, the Company reported a net loss of $1,131,000 and net cash used in operating activities of $622,000.  Management believes that its cost reduction efforts, including reduction in force as needed, together with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30,
	2008	2007

Cost of revenues	$23,000	$6,000
Sales and marketing	39,000	24,000
Research and development	9,000	7,000
General and administrative	75,000	55,000

Total stock-based compensation expense realized and increase in net loss	$146,000	$92,000

	Nine Months Ended September 30,
	2008	2007

Cost of revenues	$33,000	$16,000
Sales and marketing	104,000	73,000
Research and development	24,000	22,000
General and administrative	215,000	183,000

Total stock-based compensation expense realized and increase in net loss	$376,000	$294,000

There was no stock compensation expense capitalized during the three-month and nine-month periods ended September 30, 2008 and September 30, 2007.

During the nine months ended September 30, 2008, options to purchase 1,104,000 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.15 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	67.87%
Risk free interest rate	3.09%
Expected life of options	6 years

The following table summarizes the stock option activity during the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,252,000	$0.50
Granted	1,104,000	$0.15
Exercised	-	-
Expired	(1,284,000)	$0.70
Forfeited	(78,000)	$0.26

Outstanding at September 30, 2008	3,994,000	$0.37	3.57	$-

Options vested and exercisable at September 30, 2008	2,154,417	$0. 43	2.34	$-

Based on the Company’s closing stock price of $0.04 as of September 30, 2008, there were no outstanding in-the-money options, and, consequently, no intrinsic value to the holders of such options.

During the nine months ended September 30, 2008, restricted stock awards for a total of 597,734 shares of the Company’s common stock were approved, with a vesting period of three to twelve months.

As of September 30, 2008, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $187,000.

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted average number of common shares
outstanding	32,843,000	31,927,000	32,258,000	31,927,000
Dilutive effect of:
Stock options and restricted stock awards	-	-	-	-
Warrants	-	-	-	-
Weighted average number of common shares
outstanding, assuming dilution	32,843,000	31,927,000	32,258,000	31,927,000

No stock options, restricted stock awards or warrants are included in the computation of weighted average number of shares because the effect of their exercise would be antidilutive.  At September 30, 2008, the Company had outstanding options, warrants and restricted stock awards to purchase a total of 4,827,000 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 5 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company’s notes payable and capital lease obligations consisted of the following:

Related Party:	September 30, 2008	December 31, 2007
Senior Notes, unsecured, with interest at
10% payable semiannually on April 1 and
October 1, 2009 and 2010, maturing September 30, 2010
payable to officers, employees, or their affiliates	$163,000	$163,000
Less discount	(1,000)	-

Total	162,000	163,000

Less current portion	-	163,000

Long-term portion	$162,000	$-

Other:	September 30, 2008	December 31, 2007
Senior Notes, unsecured, with interest at
10% payable semiannually on April 1 and
October 1, 2009 and 2010, maturing September 30, 2010	$308,000	$308,000

Bank loan, secured by accounts receivable
with interest at the prime rate plus 1.5% (6.5% at September
30, 2008) plus a monthly collateral handling fee of .375%	556,000	225,000

Installment notes payable to financing company, payable in
monthly payments totaling $1,901, including interest at 24.49%,
from March 2008 through February 2011	42,000	48,000

Capital lease payable to financing company, payable in
monthly payments of $426, including interest at 4.0%,
from March 2008 through February 2011	12,000	-

Less discount	(1,000)	-

Total	917,000	581,000

Less current portion	577,000	543,000

Long-term portion	$340,000	$38,000

At September 30, 2008, there were warrants issued to the Senior Note holders to purchase a total of 266,250 common shares of the Company at an exercise price of $0.05 per share.  The warrants expire on September 30, 2010.

During September 2008, the Company and the holders of the Senior Notes originally due September 30, 2008 agreed to an extension of the maturity date to September 30, 2010.  As part of this extension, the exercise price of the warrants associated with the Senior Notes was reduced to $0.05 per share and the expiration date of the warrants extended to September 30, 2010.

In connection with the offer to extend, the interest rate was adjusted from 8% to 10% and the warrant price was adjusted from an exercise price of $0.35 per share to $0.05 per share.  The value of the net adjustment in warrant price has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital.  This discount will be accreted and recognized as interest expense over the remaining life of the Senior Notes.

The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007.  This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Agreement”).

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

The aggregate face amount Financed Receivables may not exceed One Million Two Hundred Fifty Dollars ($1,250,000), including a maximum of Nine Hundred Fifty Thousand Dollars ($950,000) in non-U.S. Financed Receivables.  Advances under the Agreement are collateralized by substantially all the operating assets of the Company.  The Agreement terminates on December 25, 2008.

The Company pays a finance charge equal to the greater of either (i) the prime rate plus one and one-half percent (1.50%), or (ii) 6.5% at September 30, 2008, multiplied by the face amount of the Financed Receivables.  There is also a collateral handling fee of .375% per month of the face amount of the Financed Receivables.   In the event of a default, both of these rates are increased.

The Company is obligated to repay each advance on the earliest of: (a) the date on which payment is received on the Financed Receivable, (b) the date on which the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable (but only to the extent of the Adjustment if the Financed Receivable remains otherwise an Eligible Account), (d) the date on which there is a breach of any warranty or representation set forth in the Agreement, or (e) the maturity date of the Agreement of December 25, 2008. Each payment will also include all accrued finance charges and collateral handling fees with respect to such Advance and all other amounts then due and payable in accordance with the Agreement.

The Company, without the Bank’s consent, may not:

•	Convey, sell, transfer or otherwise dispose of its business or property other than in the ordinary course;
•	Engage in any new line of business, permit a change in control or change its jurisdiction of formation;
•	Merge or consolidate with another entity or acquire all of the capital stock or property of another entity;
•	Create, incur, assume or be liable for any new indebtedness other than permitted indebtedness as defined in the Agreement;
•	Create, incur, allow or suffer any lien on its property, or assign any right to receive income;
•	Maintain any other collateral account;
•	Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;
•	Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;
•	Make any payment on subordinated debt or amend any provision in any document relating to subordinated debt;
•	Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

NOTE 6 – COMMON STOCK

In June, 2008, the Company issued 900,862 shares of its restricted common stock to officers and directors in satisfaction of a prior award that had fully vested.   Prior to the issuance, an obligation of $270,000 had been reflected as an accrued liability on the Company’s balance sheet.  In September 2008, the Company issued 164,930 shares of its restricted common stock to officers and directors in satisfaction of a prior award that had fully vested.   Prior to the issuance, an obligation of $20,000 had been reflected as an accrued liability on the Company’s balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three-month and nine-month periods ended September 30, 2008 and September 30, 2007, the Company had the following revenues from two customers that are also shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

New software licenses	$60,000	$91,000	$86,000	$181,000
Software license updates and product support	39,000	12,000	82,000	21,000

Total software revenues	99,000	103,000	168,000	202,000

Professional Services	28,000	30,000	28,000	48,000

Total software revenues	$127,000	$133,000	$196,000	$250,000

The Company had accounts receivable from these two customers totaling $209,000 and $8,000 at September 30, 2008 and December 31, 2007, respectively.

NOTE 8 – MAJOR CUSTOMERS

During the three months ended September 30, 2008, two customers accounted for 13% and 10% of the Company’s total revenues.  During the three months ended September 30, 2007, one customer accounted for 16% of the Company’s total revenues.  During the nine months ended September 30, 2008, no customer accounted for 10% or more of the Company’s total revenues.  During the nine months ended September 30, 2007, one customer accounted for 16% of the Company’s total revenues.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 and the Company’s financial position at September 30, 2008.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

If a sale involves a bundled package of new software licenses, software license updates, product support, and professional services, and the Company has vendor specific objective evidence of fair value among arrangement elements in accordance with SOP 97-2, then revenue is first allocated to software license updates and product support and professional service obligations at fair market value, and the remaining amount is applied to new software license revenue.  Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment.  Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months.  Revenue from professional services is recognized as services are performed.  Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers.  On occasion, extended payment terms will be offered.  If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

In the event that the Company does not have vendor specific objective evidence of fair value among arrangement elements in a bundled package of products and services, the Company reports the revenue in a single revenue line presentation in the consolidated statements of operations in accordance with SOP 97-2.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $146,000 and $92,000 on a straight-line basis for the three-month periods ended September 30, 2008 and 2007, and $376,000 and $294,000 for the nine-month periods ended September 30, 2008 and 2007 for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  There was no stock compensation expense capitalized during the three-month and nine-month periods ended September 30, 2008 and 2007.  During the nine months ended September 30, 2008, options to purchase 1,103,854 shares of the Company’s common stock were issued to the Company’s employees, with a weighted average exercise price of $0.15 per share.  During the nine months ended September 30, 2008, restricted stock awards for a total of 597,734 shares of the Company’s common stock were approved, with a vesting period of three to twelve months.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable.  The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $34,000 and $54,000 as of September 30, 2008 and December 31, 2007, respectively.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded as income when received.

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies.  At September 30, 2008, the Company had fully reduced its net deferred tax assets by recording a valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

On January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  At September 30, 2008, the Company has not identified any material uncertain tax positions requiring recognition in its consolidated financial statements.  The Company classifies interest and penalties arising from the underpayment of income taxes in its consolidated statements of operations under general and administrative expenses.  As of September 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	100%	100%	100%	100%

Operating costs and expenses:
Cost of revenues	38	45	43	45
Sales and marketing	29	19	26	19
Research and development	19	16	20	16
General and administrative	37	26	37	26
Depreciation and amortization	5	7	5	7

Total operating costs and expenses	128	113	131	113

Loss from operations	(28)	(13)	(31)	(13)
Other expense, net	(3)	(1)	(3)	(1)

Net loss	(31)%	(14)%	(34)%	(14)%

The Company’s operating results for the three-month and nine-month periods ended September 30, 2008 reflect the current challenging semiconductor industry conditions and a worsening global economy.  As revenues continued to decrease, the Company continued to manage the cost structure of the Company, seeking to keep operating costs and expenses in line.

The Company reported a net loss of $312,000 for the three months ended September 30, 2008, compared to a net loss of $225,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, the Company reported a net loss of $1,131,000, compared to a net loss of $678,000 for the nine months ended September 30, 2007.  The net loss for all periods includes significant non-cash stock-based compensation expense and non-cash depreciation and amortization expense.  For the three-month periods ended September 30, 2008 and September 30, 2007, stock-based compensation expense was $146,000 and $92,000, respectively, and depreciation and amortization expense was $50,000 and $118,000, respectively.  For the nine-month periods ended September 30, 2008 and September 30, 2007, stock-based compensation expense was $376,000 and $294,000, respectively, and depreciation and amortization expense was $158,000 and $344,000, respectively.

Net cash used in operating activities was $622,000 for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $73,000 for the nine months ended September 30, 2007.

Results of Operations

Revenues

The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

New software licenses	$437,000	43%	$728,000	45%	$1,583,000	47%	$1,838,000	38%
Software license updates and product support	240,000	24%	312,000	19%	783,000	23%	862,000	18%

Total software revenues	677,000	67%	1,040,000	64%	2,366,000	70%	2,700,000	56%

Professional services	331,000	33%	590,000	36%	992,000	30%	2,107,000	44%

Total revenues	$1,008,000	100%	$1,630,000	100%	$3,358,000	100%	$4,807,000	100%

Total revenues decreased by $622,000, or 38%, to $1,008,000 for the three months ended September 30, 2008, from $1,630,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008, total revenues decreased by $1,449,000, or 30% to $3,358,000 from $4,807,000 for the nine months ended September 30, 2007.  Due to ongoing weakness in the capital equipment markets for the semiconductor and related electronics industries due to the worsening global economic conditions, the Company experienced a decrease in all categories of revenues for the three-month and nine-month periods ended September 30, 2008, compared to the same periods last year.

Total software revenues decreased to $677,000 for the three months ended September 30, 2008, as compared to $1,040,000 for the three months ended September 30, 2007.  Total software revenues decreased to $2,366,000 for the nine months ended September 30, 2008, as compared to $2,700,000 for the three months ended September 30, 2007.    The mix of revenue categories is subject to change on a quarter-to-quarter basis, and it is difficult to predict the timing and probability of “design win” opportunities.  Due to the industry slowdown and reluctance to initiate new projects, Cimetrix did not gain any significant “design wins” during the third quarter of 2008.  The decrease in professional services revenue in the current year three-month and nine-month periods compared to the same periods last year can be attributed primarily to the general industry slowdown and the delays of several new projects by our customers until market conditions improve.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the three months ended September 30, 2008 was 38%, compared to 45% for the three months ended September 30, 2007.  Cost of revenues decreased $356,000, or 48%, to $383,000 for the three months ended September 30, 2008, from $739,000 for the three months ended September 30, 2007.  Cost of revenues decreased $732,000, or 34%, to $1,440,000 for the nine months ended September 30, 2008, from $2,172,000 for the nine months ended September 30, 2007.  These decreases were due to lower revenues, as discussed above, particularly lower professional services revenue, which revenue has higher labor and other costs of revenue than software revenues.  In addition, the costs of software revenues increased as the number of customer support incidents increased in the current year as a number of equipment supplier customers commissioned new equipment to production facilities.  The Company's cost of revenues as a percentage of total revenues for the nine months ended September 30, 2008 was 43%, compared to 45% for the nine months ended September 30, 2007.    Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $10,000, or 3%, to $292,000 during the three months ended September 30, 2008, from $302,000 during the three months ended September 30, 2007.  Sales and marketing expenses increased to 29% of total revenues for the three month ended September 30, 2008 as compared to 19% of total revenues in the prior year period, primarily because of the decrease in revenues.  During the nine months ended September 30, 2008, sales and marketing expenses decreased $15,000, or 2%, to $875,000 from $890,000 during the nine months ended September 30, 2007.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $64,000, or 25%, to $195,000 during the three months ended September 30, 2008, from $259,000 during the three months ended September 30, 2007.  During the nine months ended September 30, 2008, research and development expenses decreased $88,000, or 12%, to $677,000 from $765,000 during the nine months ended September 30, 2007.  Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in product development.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $43,000, or 10%, to $374,000 in the three months ended September 30, 2008, from $417,000 in the three months ended September 30, 2007.  During the nine months ended September 30, 2008, general and administrative expenses decreased $9,000, or 1%, to $1,252,000 from $1,261,000 during the nine months ended September 30, 2007.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  On a year-to-date basis, the decrease in general and administrative expenses in the current year has not been as significant as other expense categories due to professional fees and services associated with the new loan facility, additional staff to support the Sarbanes-Oxley internal control activities, and increased stock-based compensation expense.  Much of the stock-based compensation expense resulted from the issuance of stock-based awards in lieu of the payment of cash compensation.

Depreciation and Amortization

Depreciation and amortization expense decreased $68,000, or 58%, to $50,000 in the three months ended September 30, 2008, from $118,000 in the three months ended September 30, 2007.  During the nine months ended September 30, 2008, depreciation and amortization decreased $186,000, or 54%, to $158,000 from $344,000 in the nine months ended September 30, 2007.  Certain of the intangible assets associated with the EFS Solutions acquisition in October 2005 became fully amortized in 2007, resulting in a decrease in depreciation and amortization expense in the current year.

Other Income (Expense)

Interest and other income for the three months ended September 30, 2008 decreased by $2,000, to $0, from $2,000 for the three months ended September 30, 2007.  Similarly, interest and other income for the nine months ended September 30, 2008 decreased by $7,000, to $1,000, from $8,000 for the nine months ended September 30, 2007.  The decrease in interest income resulted from lower levels of cash reserves during the current year.

Interest expense for the three months ended September 30, 2008 increased by $4,000, to $26,000, from $22,000 for the three months ended September 30, 2007.  Similarly, interest expense for the nine months ended September 30, 2008 increased by $27,000 to $88,000, from $61,000 for the nine months ended September 30, 2007.  The increase resulted from the increased borrowings from the new loan facility, partially offset by the decrease in the current year in the amortization of the discount recorded in connection with the Company’s Senior Notes, which discount is a non-cash charge that is accreted and included in interest expense.

Liquidity and Capital Resources

At September 30, 2008, the Company had current assets of $657,000, including cash and cash equivalents of $37,000, and current liabilities of $1,314,000, resulting in a working capital deficiency of $657,000.  Excluding deferred revenue of $295,000, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, the Company’s current liabilities exceeded current assets by $362,000 at September 30, 2008.  As further discussed below, the short-term working capital deficit of the Company has been improved by the extension of the due date of the Company’s Senior Notes Payable from September 30, 2008 to September 30, 2010 and the subsequent classification of these obligations as long-term.

As of September 30, 2008, the Company had notes payable and long-term debt totaling $1,079,000 net of discount, comprised of the following:

10% Senior Notes due September 30, 2010	$471,000
Secured bank loan due December 25, 2008	556,000
Other	54,000
Senior Note Discount	(2,000)

Total	1,079,000
Less current portion	577,000

Long-term portion	$502,000

Included in the Senior Notes Payable at September 30, 2010, are Senior Notes outstanding of $163,000 held by officers, employees or their affiliates.

        During September 2008, the Company made an offer to extend the maturity date of the Senior Notes originally due September 30, 2008 to September 30, 2010.  In connection with the offer to extend, the interest rate on the Senior Notes was adjusted from 8% to 10%. The term of warrants issued in connection with the Senior Notes was also extended to September 30, 2010 and the exercise price of the warrants was adjusted from $0.35 per share to $0.05 per share.  The value of the extension of the term and adjustment in the exercise price of the warrants has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital.  This discount will be accreted and recognized as interest expense over the remaining life of the Senior Notes.

The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007.  This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Agreement”).

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

The aggregate face amount Financed Receivables may not exceed One Million Two Hundred Fifty Dollars ($1,250,000), including a maximum of Nine Hundred Fifty Thousand Dollars ($950,000) in non-U.S. Financed Receivables.  Advances under the Agreement are collateralized by substantially all the operating assets of the Company.  The Agreement terminates on December 25, 2008.

The Company pays a finance charge equal to the greater of either (i) the prime rate plus one and one-half percent (1.50%), or (ii) 6.5% at September 30, 2008, multiplied by the face amount of the Financed Receivables.   There is also a collateral handling fee of .375% per month of the face amount of the Financed Receivables.  In the event of a default, both of these rates are increased.

The Company is obligated to repay each advance on the earliest of: (a) the date on which payment is received on the Financed Receivable, (b) the date on which the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable (but only to the extent of the Adjustment if the Financed Receivable otherwise remains an Eligible Account), (d) the date on which there is a breach of any warranty or representation set forth in the Loan Agreement, or (e) the maturity date of the Loan Agreement of December 25, 2008. Each payment will also include all accrued finance charges and collateral handling fees with respect to such Advance and all other amounts then due and payable in accordance with the Agreement.

The Company is currently in discussions with the Bank to extend this credit facility past its current due date of December 25, 2008.

The Company, without the Bank’s consent, may not:

•	Convey, sell, transfer or otherwise dispose of its business or property other than in the ordinary course;
•	Engage in any new line of business, permit a change in control or change its jurisdiction of formation;
•	Merge or consolidate with another entity or acquire all of the capital stock or property of another entity;
•	Create, incur, assume or be liable for any new indebtedness other than permitted indebtedness as defined in the Agreement;
•	Create, incur, allow or suffer any lien on its property, or assign any right to receive income;
•	Maintain any other collateral account;
•	Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;
•	Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;
•	Make any payment on subordinated debt or amend any provision in any document relating to subordinated debt;
•	Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2008, the Company had an accumulated deficit of $33,225,000, and total stockholders’ deficit of $758,000.  During the first nine months of 2008, the Company reported a net loss of $1,131,000.  Results of operations during the first nine months of 2008 were negatively impacted by significant non-cash expenses, including $158,000 of depreciation and amortization, and $376,000 of stock-based compensation but the Company still used net cash of $622,000 in operating activities.    Management believes that if it can obtain an extension of the credit facility from the Bank or can obtain a similar facility from another source, this, together with its cost reduction efforts, including further reductions in force as needed and funds available from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months.  However, there can be no assurance that the Company will be able to obtain the extension of the credit facility or obtain a replacement facility.  In addition, there can be no assurance that operations and operating cash flows will not deteriorate further, requiring more capital then is currently available to the Company.  If the Company is unable to achieve profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it will need to seek additional funding or may be forced to scale back its development plans or to significantly reduce or terminate operations.

Net cash used in operating activities for the nine months ended September 30, 2008 was $622,000, compared to net cash provided by operating activities of $73,000 for the same nine-month period in 2007.  The increase in net cash used in operating activities in the current year resulted from decreased revenues, as discussed above, as well as reductions in accounts payable and accrued expenses.

Net cash used in investing activities, consisting of the purchase of property and equipment, during the nine months ended September 30, 2008 was $2,000 compared to net cash used in investing activities for $41,000 for the same nine-month period in 2007.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $322,000, comprised of borrowings from the Bank loan of $2,388,000 and short-term related party advances of $185,000, partially offset by Bank loan repayments of $2,056,000, payments of other debt of $10,000 and repayment of short-term related party advances of $185,000.  Net cash used in financing activities for the nine months ended September 30, 2007 was $25,000 to pay debt.

The Company has not been adversely affected by inflation.  Revenues from foreign customers were $1,613,000 during the nine months ended September 30, 2008, representing 48% of the Company’s total revenues, compared to $1,921,000, or 40%, of total revenues during the same period in 2007.  There are potential economic risks inherent in foreign trade.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first nine months of 2008 decreased 30% compared to the first nine months of 2007, reflecting declines in all categories of revenue due to negative industry conditions and the gobal economic downturn.  Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments.  Runtime revenue decreased year-over-year as new customer shipments have been reduced due to the overall decline in capital equipment shipments by the Company’s customers.  Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products.  While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it appears that fewer companies are initiating new programs for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company.  In addition, there is increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues.  As stated earlier, industry analysts forecasted a decline in semiconductor capital equipment spending by 20% in 2008.  This projection will likely be exceeded as a result of the dramatic effect on capital expenditures of the current gobal economic downturn and uncertainty in the credit markets.  This directly affects the Company as general machine shipments are lower year-over-year, and many equipment suppliers customers will “push out” or delay new projects.

In the face of continued semiconductor industry difficulties, the Company has implemented a cost reduction program, including a reduction in force, to bring expenses in-line with the anticipated slowdown in revenues while it awaits the expected industry upturn.  As part of the effort to preserve operating cash, three members of senior management agreed to a 50% reduction in base pay during the months of May, June and July 2008.  The board of directors of the Company approved individual grants of restricted stock to the executives to compensate them for voluntarily reducing their salary.  The three members of senior management agreed to continue a voluntary salary reduction of 20% for August and September.  Of the remaining 80%, 50% is paid currently and 30% is being accrued and is reflected in accrued expenses.

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

The Company continues to pursue customers through its Global Services group, which is available to assist customers by providing professional services and complete turnkey solutions.  The ability of the Company to provide both products and services to its customer base is becoming a more important factor as customers seek to limit the number of suppliers and prefer single source responsibility.  The experience gained delivering professional services also provides valuable inputs to new product development pipelines.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At times, a portion of the Company’s cash equivalents and short-term investments may bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned and potentially the market value of the principal of these instruments.  The Company does not utilize derivative instruments to offset the exposure to interest rate fluctuations.  Significant changes in interest rates may have a material impact on the Company’s investment income, but likely will not have a material impact on the Company’s consolidated results of operations, given current levels of cash and cash equivalents.

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls

During the most recent fiscal quarter covered by this report, and since that date there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any pending litigation.

ITEM 1A.  RISK FACTORS

The Company has disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2007 which could materially affect its business, financial condition or future results of operations.  The risk factors discussed below update these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Difficulties in the semiconductor industry and worsening global economic conditions have had a significant negative impact on the Company’s operations, and such negative conditions may continue for the foreseeable future.

The Company’s results of operations reflect current challenging semiconductor industry demand conditions and a worsening global economy.  The Company’s management is currently seeking to manage the cost structure of the Company in the face of decreased revenues, but the Company is unable to predict when industry conditions will improve. If conditions do not improve or continue to deteriorate, the Company will be adversely affected.

The Company experienced increases in its operating loss and net cash used in operating activities during the nine months ended September 30, 2008, which negatively impacted its liquidity.

As of September 30, 2008, the Company had an accumulated deficit of $33,225,000, and total stockholders’ deficit of $758,000.  At September 30, 2008, the Company had current assets of $657,000, including cash and cash equivalents of $37,000, and current liabilities of $1,314,000, resulting in a working capital deficiency of $657,000.  During the first nine months of 2008, the Company reported a net loss of $1,131,000 and net cash used in operating activities of $622,000.  In addition, the Company’s principal credit facility, with an outstanding balance of $556,000 as of September 30, 2008 is currently due December 25, 2008.  In the event that the Company is unable to extend this credit facility or obtain a replacement facility, it will not have the funds necessary to repay this obligation when due.  In that case, it will be obligated to seek alternative financing or to substantially reduce or terminate operations.  There can be no assurance that operations and operating cash flows will not continue at the current levels or even further deteriorate.  If the Company is unable to achieve operating cash flows sufficient to permit it to meet its obligations  in the long-term, it will not be able to continue to operate.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2008, the Company issued stock certificates related to 164,930 shares of its restricted common stock previously granted to and subsequently fully vested by officers and directors in payment of a restricted stock obligation of $20,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.  OTHER INFORMATION
    Effective as of November 15, 2008 Jodi M. Juretich has been appointed as Chief Financial Officer (CFO) of the Company.  Ms. Juretich succeeds Dennis P. Gauger, who had filled the position of CFO since May, 2004.  Jodi M. Juretich, 46, joined Cimetrix as Controller, Treasurer and Secretary in May 2007 and will also continue to serve as the Company’s Treasurer and Secretary.  Ms. Juretich has 10 years of accounting firm experience and 10+ years of executive management accounting experience in private high-growth companies.  Prior to joining Cimetrix, Ms. Juretich served as Vice President of Finance for HotStix Golf, a company engaged in specialized tour fitting golf equipment from January 2006 to March 2007.     Prior to her position with HotStix Golf, she was Vice President of Finance for Echopass Corporation, a company engaged in advanced IP-based call and contact center solutions from March 2003 to January 2006.

    Ms. Juretich received her B. S. degree in Business Management from Westminster College.  She is a member of the Institute of Management Accountants.

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
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1            Press Release dated November 14, 2008*
______________________________________

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: November 14, 2008

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Dennis P. Gauger
Dennis P. Gauger
Chief Financial Officer
                                (Principal Financial and Accounting Officer)