Form 10-K
period 2008-12-31
CIMETRIX INC
filed 2009-03-31
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Transition Period From	to
Commission File Number: 0-16454
CIMETRIX INCORPORATED

(Exact name of registrant as specified in its charter)
Nevada	87-0439107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6979 South High Tech Drive, Salt Lake City, UT	84047-3757
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (801) 256-6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No[X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Don not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes [ ] No[X]

As of March 31, 2009, the registrant had 33,643,057 shares of its common stock, par value $.0001, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $2,060,000.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of
Shareholders to be held May 16, 2009, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED
FORM 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS

Part I
Item 1.	Business	3
Item 1A	Risk Factors	9
Item 1B	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Results of Votes of Security Holders	14

Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	17
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	29
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	30
Item 9A.	Controls and Procedures	30
Item 9B.	Other Information	31

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	31
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence	31
Item 14.	Principal Accountant Fees and Services	31

Part IV
Item 15.	Exhibits and Financial Statement Schedules	31

Signatures		33

PART I

ITEM 1. BUSINESS

Business Overview

     Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide. The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced tool control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits, the ongoing runtime licenses for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sales of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries, which includes the growing solar photovoltaic (PV) market.

     Cimetrix has traditionally been focused on providing products, services and passionate support to the equipment supplier community, which is referred to herein as original equipment manufacturers (OEMs). Using the core skills of tool control, connectivity and advanced software architectures, Cimetrix has earned the reputation as a first class supplier of solutions to both small and large equipment suppliers. As more advanced processing, higher throughput, lower cost and faster time-to-market pressures confront equipment suppliers, the opportunity to supply software that supports more aspects of “tool control” allows Cimetrix to continue to grow the business available from these customers. During 2008, Cimetrix continued its efforts to also provide software products and professional services to end users tailored to meet their specific needs in the areas of equipment connectivity and data management. This has positioned the Company to provide solutions on both sides of the network connecting manufacturing equipment with factory level software applications.

     During 2008, Cimetrix obtained successful fab acceptance for CIMControlFramework™, a next generation tool control software framework. CIMControlFramework was introduced in the second quarter at SEMICON West 2008 and was the result of a joint development project with Axcelis Technologies. Axcelis used CIMControlFramework as the tool control software for a new line of 300mm tools, which was shipped and accepted by the end user in the third quarter of 2008.

     Cimetrix also continued to promote the Company’s products and services to the growing solar photovoltaic (PV) market. The PV manufacturing community has started to adopt semiconductor industry equipment communications standards in an effort to improve efficiencies. Cimetrix has been a part of this standards development and provided factory automation solutions to several semiconductor equipment manufacturers that include PV in their product mix. As a leader in SEMI standards-based software products, the Company expects to see continued growth in this market as the need for manufacturing efficiencies increases to drive down the costs of making solar panels.

     Additional information about Cimetrix is available on our web site at www.cimetrix.com. Links to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are available free of charge on the web site. General information contained on our web site is not necessarily a part of this Annual Report on Form 10-K or our other filings with the SEC.

Key Markets

     The Company has been focused for the past several years on the global semiconductor and electronics industries. Both the semiconductor and electronics industries are a natural fit for the Company’s solutions because of the demand for data intensive manufacturing equipment that can communicate with host computers throughout the manufacturing process. These are very competitive industries that have a critical need for data to improve their productivity and manufacturing effectiveness. These two industries are discussed in more detail below.

    In general, the semiconductor and electronics industries are growing, fiercely competitive and dynamic industries. Rapid technology changes within these industries require machines that are flexible and can be quickly adapted to new requirements. The Company is uniquely positioned to meet these challenges with advanced tool control and connectivity software that is based on open standards and uses the latest in object-oriented design to provide its customers with the necessary flexibility and customization required to meet industry demands.

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

Semiconductor Industry

     The semiconductor industry includes the manufacturing, packaging and testing of semiconductor wafers. It is a cyclical industry that is currently weathering a severe downturn of capital equipment investment. Gartner reported on March 9, 2009 that the semiconductor capital equipment industry declined by 30% in 2008 and projected an additional 45% decline in 2009. The global economic crisis has led many leading chip makers to report record low factory utilization rates as the worldwide demand for computer chips has declined dramatically. Consequently, there is virtually no need for chip makers to expand or update factory capacity, resulting in unprecedented declines in the semiconductor capital equipment market.

     In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers. While the industry is cyclical, the majority of capital spending has transitioned to 300mm equipment. The Company’s CIMConnect, CIM300, CIMPortal and CIMControlFramework product lines are directly applicable to makers of 300mm semiconductor tools. Cimetrix equipment supplier customers have now shipped fully automated tools to virtually all of the major 300mm manufacturing facilities throughout the world.

Electronics Industry

     In addition to the semiconductor industry, the Company serves customers in a wide variety of electronics industries, including surface mount technology, small parts assembly, disk drive, specialized robotics and solar-PV. All of these industries use some of the SEMI connectivity standards and offer growth opportunities for tool control. The solar PV market is attracting substantial investment and has similarities to the semiconductor industry. The Company achieved its first successful deployments of its products and services to the PV market during 2008 and anticipates continued growth opportunities in this market.

Notable Achievements of 2008

     2008 was a very difficult year for capital equipment makers in the semiconductor and electronics industries, as the global economic crisis caused worldwide demand to decline dramatically year-over-year. Consequently, the Company suffered its first decline in year-over-year revenues since 2002. The Company’s notable achievements of 2008 were cost reductions to align with market projections, successful fab acceptance of CIMControlFramework and growing success in the solar PV market.

Cost Reduction Programs

     Total Company revenues for 2008 decreased 35% year-over-year. Software revenues decreased approximately 23% year-over-year, while service revenues decreased 51%, as both end users and OEMs reduced spending during 2008 in response to the global economic crisis. Cimetrix anticipated this industry slowdown and took steps beginning in the second quarter of 2008 to reduce its operating costs.

Renewal of Bank Line of Credit and Issuance of Long Term Notes

     The Company successfully renewed its $1M line of credit facility with Silicon ValleyBank for another year through December of 2009, and raised $286,573 in new Notes through the issuance of subordinated notes.

Successful Fab Acceptance of CIMControlFramework

     CIMControlFramework is a next generation tool control software framework that was introduced in the second quarter at SEMICON West 2008. The result of a joint development project with Axcelis Technologies, the new solution was shipped and accepted by the end user in the third quarter.

Growing Success in the Solar Photovoltaic (PV) Market

     The solar cell (photovoltaic) manufacturing community has begun to adopt industry-wide equipment communications standards in an effort to improve efficiencies. Cimetrix has been a part of this standards development and has already provided factory automation solutions to several semiconductor equipment manufacturers that include PV in their product mix.

Cimetrix Product Line

Tool Control

     CIMControlFramework is an equipment control software framework based on the latest Microsoft .NET technology. It allows OEMs to meet the supervisory control, material handling, platform and process control, and factory automation requirements of the fabs. Developers can leverage framework components through configuration and extension, or customize when unique requirements exist. CIMControlFramework, unlike one-off solutions, is supported and maintained with upgrades, improvements, and performance enhancements. With a data-driven architecture at the core of the framework, data generated at any point on the tool can be quickly and easily accessed by any other module or external application.

     The Cimetrix Open Development Environment (CODETM) is a family of open architecture machine modeling and motion control software products designed to control the most challenging multi-axis machine control applications. CODE 6 contains both a powerful off-line simulation development environment known as CIMulationTM, and a robust, real-time motion and I/O control system called CIMControlTM.

Connectivity

     CIMConnect™ is designed for general purpose equipment connectivity and enables production equipment in the semiconductor and electronics industries to communicate data to the factory’s host computer through the semiconductor equipment communication standard (SECS), generic equipment model (GEM) and extensible markup language (XML) based communication standards. CIMConnect can also support other emerging communications standards for maximum flexibility. It also supports multiple host interfaces simultaneously, which allows customers to support legacy, custom, and GEM interfaces. CIMConnect is used in semiconductor wafer fabrication, semiconductor back-end (test, assembly and packaging), flat panel display, surface mount technology and disk drive industries, and has recently begun use in solar-PV manufacturing to improve efficiencies.

     TESTConnect is a SECS/GEM host emulator used to test equipment to ensure it complies with the SECS standards. TESTConnect simplifies the process of testing SECS implementation through the use of an intuitive, graphical user interface and menu-driven property screens that allow customers to construct message sets and test them without any programming.

     SECSConnect™ is a software product for SEMI SECS standards. It can be used by equipment suppliers for sending/receiving SECS messages or by fabs for developing host side software applications gathering data using the SECS standard.

     CIM300 is a family of software tools for manufacturers of 300mm semiconductor equipment that allows for quick implementation of the required 300mm SEMI standards, including E39, E40, E87, E90, E94 and E116. These SEMI standards allow for the full automation required in manufacturing 300 mm wafers. CIM300 includes CIMFoundation™, CIM40-Process Job™, CIM87-Carrier Management™, CIM90-Substrate Tracking™, CIM94-Control Job™, and CIM116-Equipment Performance Tracking™.

     CIMPortal is a new family of software tools for manufacturers of semiconductor equipment that allow for quick implementation of the new SEMI standards for Interface A, including E120, E125, E132, E134, E138 and E147, as well as optional features that support the Japanese Tool Data Interface (TDI) standards. These Standards are also referred to as EDA (Equipment Data Acquisition). The CIMPortal family includes products for equipment makers, fabs and third party application software providers. Interface A specifies a new port on each tool that provides detailed structured data that can be used for advanced process control, e-diagnostics, and other equipment engineering services applications. These software applications will become critical to the fabs as shorter ramp times are required. CIMPortal is a SEMI standards compliant Interface A data collection and routing product with high-speed distributable data collection modules, equipment modeling tools, and a rich set of rules-based security and optimization features.

     EDAConnect™ is a software product that allows host side software applications such as Advanced Process Control, Fault Detection and Classification, and Predictive and Preventive Maintenance to gather data using the SEMI Interface A standards. EDAConnect is designed for fabs developing their own software applications or 3rd party software developers.

Competition

     The Company’s main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

     In the market for connectivity products, Cimetrix’s main competitor is Asyst Technologies, Inc. Asyst is a large automation company focused on hardware-based automation solutions for the semiconductor and flat panel industries. It is not clear how much focus or investment Asyst is making in the software connectivity market or whether connectivity software is a strategic goal for Asyst. However, they have considerable engineering resources and are the largest threat to Cimetrix. Currently, Cimetrix believes it can compete effectively against Asyst with superior software technology, market focus and customer support. The Company believes that it has been winning the majority of new 300mm factory automation and Interface A software opportunities for the last several years.

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

     In the tool control market, there are a number of companies that offer products and/or services that compete with Cimetrix, including Adventa, PEER Group and AIS. Similar to connectivity software, the largest competitors are typically equipment suppliers that choose to create their own tool control software solution. With the current downturn in the semiconductor capital equipment industry, many equipment makers have had to cut costs and lay off members of their software staff. This may present opportunities for Cimetrix to market its new tool control capabilities.

     Management believes that most, if not all, of the Company's major competitors currently have greater financial resources and market presence than Cimetrix. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the flexibility of their products. Further, each of these competitors has already established a share of the market for their products, and may find it easier to limit market penetration by the Company. While management is unaware of any current initiatives, any of these competitors could be developing additional technology that will directly compete with the Company's product offerings. By focusing on the semiconductor and electronics markets for the short term, management believes the Company can earn a leadership position in the face of other competitors.

Sales and Marketing

     Sales and marketing operations are conducted under the direction of the Company’s executive vice president of sales and marketing, David P. Faulkner. Sales and marketing is responsible for sales, product marketing, product direction and customer support. The Company's sales offices are located in Salt Lake City, Utah; Boston, Massachusetts; and Amancy, France. In addition, the Company has a key distributor located in Yokohama, Japan.

Global Services

     Professional services operations are conducted under the direction of the Company’s vice president of global services, Kourosh Vahdani. Global Services is responsible for all aspects of delivering professional services engagements to customers worldwide, which typically incorporate Cimetrix products.

Research and Development

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

Major Customers and Foreign Sales

     During 2008, no customer accounted for 10% or more of the Company’s total revenues. During 2007, one customer accounted for 14% of the Company’s total revenues.

     The following table summarizes domestic and export sales, as a percent of total sales, for the years ended December 31, 2008 and 2007:

Year Ended December 31,	2008	2007

Domestic sales	55%	56%
Export Sales	45%	44%

     Through December 31, 2008, all the Company's export sales have been payable in United States dollars.

     In 2008, sales to customers in Japan accounted for 11% of total sales. In 2007, no single foreign country accounted for more than 10% of the Company’s total sales.

Personnel

     As of March 24, 2009, the Company had 29 employees, 19 of whom are involved in software research and development and providing software engineering services and customer support, 3 of whom are involved in sales and marketing, and 7 of whom who are in finance and administrative positions. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and the Company considers its relations with its employees to be favorable.

Executive Officers

     Robert H. Reback, President and Chief Executive Officer, age 49, joined Cimetrix as Vice President of Sales in January 1996, was promoted to Executive Vice President of Sales in January, 1997 and was promoted to President on June 25, 2001. Mr. Reback was the District Manager of Fanuc Robotics' West Coast business unit from 1994 to 1995. From 1985 to 1993, he was Director of Sales/Account Executive for Thesis, Inc., a privately owned supplier of factory automation software, and was previously a Senior Automation Engineer for Texas Instruments. Mr. Reback has a B.S. degree in Mechanical Engineering and a M.S. degree in Industrial Engineering from Purdue University.

     Jodi M. Juretich, Chief Financial Officer, age 46, joined Cimetrix in May 2007 and was promoted to CFO in November 2008. Ms. Juretich has a strong background of over 10 years in executive accounting management for private high-growth companies as well as 10 years of public accounting experience. Prior to joining Cimetrix, Ms. Juretich was Vice President of Finance for two venture funded private companies and General Manager for a subsidiary of Monster.com. She has played key roles in raising venture capital in startup organizations and most recently led Cimetrix in implementing and managing the new Sarbanes-Oxley compliance requirements. Ms. Juretich holds a Bachelor of Science degree in Business Management from Westminster College. She is currently a member of Institute of Management Accountants.

     David P. Faulkner, Executive Vice President of Sales and Marketing, age 53, joined the Company in August 1996. Mr. Faulkner was previously employed as the Manager of PLC Marketing, Manager of Automotive Operations and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software and computer numerical controls from 1986 to 1996. Mr. Faulkner has a B.S. degree in Electrical Engineering and an MBA degree from Rensselaer Polytechnic Institute.

     Kourosh Vahdani, Vice-President of Global Services, age 47, joined Cimetrix as Vice-President of Global Services in December 2005. Prior to joining Cimetrix, Mr. Vahdani was a Senior Consultant performing contract services for Xilinx, Inc. during 2005. From 1996 to 2003, he was Director of Western Operations for TRW, Inc. Manufacturing Solutions, with responsibility for the systems integration business serving semiconductor manufacturers worldwide. From 1987 to 1996, Mr. Vahdani worked for Advanced Micro Devices in a variety of engineering and management positions associated with factory automation. Mr. Vahdani has a B.S. degree in Computer Sciences from St. Edwards University in Austin, Texas.

ITEM 1A. RISK FACTORS

     Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect the Company’s financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition to the factors discussed elsewhere in this report, these are important factors that could cause actual results or events to differ materiallyfrom those contained in any forward-looking statements made by or on behalf of the Company. Although the Company has attempted to list the factors that it is currently aware may have an impact on its operations, there may be other factors of which the Company is currently unaware or to which it does not assign sufficient significance, and the following list should not be considered comprehensive.

The Company has negative working capital and a stockholders deficit.

     The Company had total current assets as of December 31, 2008 of $570,000 and total current liabilities of $1,468,000. The comparison of current assets to current liabilities is often referred to as working capital and is a measure of the assets immediately available to the Company to meet its current liabilities. The Company had a negative working capital of $898,000 as of December 31, 2008. In addition, the Company’s total liabilities exceeded its total assets, resulting in a shareholders’ deficit of $1,215,000 at December 31, 2008. The Company does not currently have assets sufficient to pay all of its liabilities, which means that the payment of such liabilities as they come due will be dependant on the Company’s ability to generate cash from operations or to obtain additional equity or debt financing. If the Company is unable to pay its obligations when they come due, it may be forced into bankruptcy. In such case, based on the current condition of the Company, stockholders would receive nothing for their interest in the Company.

The operations of the Company continue to consume cash.

     The operating activities of the Company required net cash of $169,000 in the year ended December 31, 2007 and $567,000 in the year ended December 31, 2008. At the end of 2008, the Company had cash and cash equivalents of $136,000, of which $121,000 was restricted and unavailable to the Company. If the Company is unable to generate positive cash flow from operations in fiscal 2009 or to obtain additional equity or debt financing, it may be unable to pay its obligations as they come due and may be forced into bankruptcy.

Silicon Valley Bank is not required to make additional advances under the principal credit line of the Company.

     While the Company’s current principal credit facility does not contain specific financial ratio requirements, Silicon Valley Bank has the discretion to terminate further funding under the loan agreement. In addition, Silicon Valley Bank could call the loan due under certain circumstances. In such event, the Company may not have the funds available to meet its operating expenses and if the loan were called, would not have the ability to repay the outstanding principal amount of the loan.

The Company has a history of operating losses and its future liquidity is largely dependent on positive cash flows from operations.

     The Company has an accumulated operating deficit of $33,838,000 at December 31, 2008 and has total notes payable and long-term debt outstanding of $1,026,000. The Company’s current financing arrangement allows it to borrow up to $1,250,000, subject to the amount of its qualifying accounts receivable. On January 20, 2009, the Company and the Bank entered into an amendment to the agreement requiring the Company to obtain a minimum of an additional $250,000 in equity or subordinated debt financing. At December 31, 2008, the Company had borrowed $482,000 under the agreement, and had borrowed $360,000 under the agreement as of March 19, 2009. The Company’s future liquidity is dependent on obtaining and sustaining positive cash flows from operations, and, to the extent necessary, obtaining additional external financing through the issuance of debt or equity securities. See “Liquidity and Capital Resources.” If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

Going concern limitation.

     The report of the Company’s independent certified public accountants on the audited financial statements of the Company contains a going concern limitation. This means that there is substantial doubt about the Company’s ability to continue as a going concern. In the event that the Company terminated or began to wind down operations, it may not be able to recognize the book value of its assets as reflected on its balance sheet.

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

The Company is reliant on software license revenue associated with OEM shipments which have been adversely affected by the decreased global demand for electronic devices by consumers and businesses.

     The Company has traditionally obtained 30% or more of its revenue from software license revenue associated with the shipment of equipment by its customers. The current global economic environment has dramatically reduced the demand for electronic devices by consumers and businesses, resulting in unprecedented low levels of worldwide factory utilizations. Consequently there is currently little need to add capacity, which has resulted in dramatic declines in the capital equipment markets for semiconductor and electronics manufacturing. In the current environment, our ability to accurately predict our future operating results is particularly low.

Further employee reductions would adversely affect the Company.

     The Company has cut expenses in response to the reduction in its revenues, including reducing the number of employees. If the Company needs to further reduce its expenses, it may be required to terminate additional employees. The loss of such employees may adversely affect the Company’s ability to maintain its business and service its customers.

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

     The Company sells its products principally to equipment suppliers, which the Company sometimes refers to as OEMs, which have the relationships with the end users. The quantity of each customer’s business with the Company depends substantially on that customer’s relationships with end users, market acceptance of the customer’s products that utilize the Company's software products and the development cycle of the customer’s products. The Company could be materially adversely affected by a downturn in either its customer’s sales or their failure to meet the expectations of their end-user customers. The Company will likely from time to time have individual customers that account for a significant portion of its business and any adverse developments in such customers’ business would adversely affect the Company. It is unclear how many of the Company’s OEM customers will be able to remain in business during this economic down cycle.

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

     The Company is highly dependent on the services of its key managerial and engineering personnel, including, Robert H. Reback, President and Chief Executive Officer, Jodi M. Juretich, Chief Financial Officer, David P. Faulkner, Executive Vice President of Sales and Marketing, and Kourosh Vahdani, Vice President of Global Services. The Company and its management team have agreed to the accrual of a portion of the salary otherwise payable to executives and managers. As of December 31, 2008, this accrual totaled $102,000. The Company’s current budget for 2009 anticipates the continuation of this accrual of a portion of the salaries otherwise payable to the management team. As a result, key employees may elect or be forced to seek other employment. The loss of any member of the Company's senior management team could adversely affect the Company's business prospects. The Company does not maintain key-man insurance for any of its key management personnel.

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

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, an amendment of SFAS Statements No. 123 and 95, that addresses the accounting treatment for employee stock options and other share-based compensation transactions. The Company implemented SFAS No. 123(R) on January 1, 2006, requiring that such transactions be accounted for using a fair-value-based method and recognized as expenses. The adoption of this accounting treatment resulted in the Company reporting an increase in operating expenses of $501,000 and $378,000 in 2008 and 2007, respectively, and may result in the Company reporting increased operating expenses in future years, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of the Company’s common stock.

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

ITEM 2. PROPERTIES

     The Company’s principal offices are located in a leased facility at 6979 South High Tech Drive, Salt Lake City Utah. The present facility consists of approximately 17,000 square feet. The lease expired on November 30, 2007, and the Company continues to pay rent under the month to month provision of the lease. The Company is currently negotiating terms of a new lease agreement. All operations of the Company are conducted from its headquarters, with satellite offices located in Boston, Massachusetts, Tempe, Arizona and Amancy, France serving as remote sales and technical support offices. The France office is comprised of approximately 200 square feet and is leased through March 2008. The Company is currently negotiating terms of a new lease agreement. On December 31, 2008, the Arizona lease for approximately 2,300 square feet expired and was not renewed. The Company has established satellite offices in the Phoenix area to support the Arizona operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved with any pending litigation.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The common stock of the Company is quoted on the NASD OTC Bulletin Board under the symbol "CMXX.OB". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past two fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

Period (Calendar Year)	Price Range

	High	Low
2007
First quarter	$.34	$.27
Second quarter	$.30	$.24
Third quarter	$.30	$.21
Fourth quarter	$.25	$.17

2008
First quarter	$.24	$.15
Second quarter	$.16	$.08
Third quarter	$.09	$.04
Fourth quarter	$.05	$.01

     On March 19, 2009 the closing bid quotation for the Company’s common stock on the NASD OTC Bulletin Board was $0.02 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     On March 19, 2009, there were 33,643,057 shares of common stock outstanding held by approximately 660 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

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

The following table summarizes the Company’s equity compensation plan as of December 31, 2008.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Issued as Restricted Stock Grants (2)	Number of Securities Remaining Available for Future Issuance

Plan Category
Equity compensation
plans approved by
security holders (3)	4,219,257	$.32	1,910,236	54,882

(1)	Excludes 279,198 shares issuable upon the exercise of warrants issued to purchasers of the Company’s Senior Notes as they were not issued as compensation to Company officers, directors or employees.
See Warrants, discussed below.
(2)	During the years ended December 31, 2008 and 2007, restricted stock awards for a total of 1,060,236 and 105,000 shares of the Company’s common stock were approved, with vesting periods ranging from immediately on issuance to four years.
(3)	A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan. To date, a total of 65,625 options have been exercised under the Plan.

     A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan. Of this amount, 6,100,000 shares are registered for resale pursuant to a Form S-8 registration statement, which became effective on August 27, 2004. Options issued to employees, directors and former directors began to expire in January of 2007, and, if not exercised, will continue to expire through November 2015.

Warrants

     In addition to the shares issuable under the Company’s equity compensation Plan, the Company has outstanding warrants held by purchasers of the Company’s Senior Notes to purchase 279,198 shares of common stock at an exercise price of $0.05 per share. During September 2008, the Company and the holders of the Senior Notes originally due September 30, 2008 agreed to an extension of the maturity date to September 30, 2010. As part of this extension, the exercise price of the warrants associated with the Senior Notes was reduced from $0.35 per share to $0.05 per share and the expiration date of the warrants extended to September 30, 2010.

Recent Sales of Unregistered Securities

     During September 2008, the Company closed an offer to extend the maturity date of $471,000 of Senior Notes from September 30, 2008 to September 30, 2010. In connection with the extension of the maturity date of these Senior Notes, the expiration date of warrants issued with the Senior Notes to purchase 266,250 common shares of the Company at $0.05 per share was also extended from September 20, 2008 to September 30, 2010.

     In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. As of December 31, 2008, the Company had secured $26,000 in new Notes and issued warrants to purchase 13,000 shares of common shares of the Company at $0.05 per share. As of the March 31, 2009, the Company had secured a total of $286,573 in new Notes and issued warrants to purchase 143,287 shares of common shares of the Company at $0.05 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2008 and 2007, and the Company’s financial position at December 31, 2008. The information includes discussions of sales, expenses, capital resources and other significant financial items.

     This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this report. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes” and “anticipates” or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources” and “Factors Affecting Future Results,” and “Risk Factors” and those set forth under Item 1A Risk Factors.

     Cimetrix is a software company that designs, develops, markets and supports factory automation solutions worldwide. The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries. During 2008, Cimetrix continued its efforts to provide software products and professional services tailored to meet the needs of end users in the areas of equipment connectivity and data management. For a detailed discussion of the Company’s products, markets, and other Company information, refer to Item 1, “Business.”

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

Stock-Based Compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense of $501,000 and $378,000 on a straight-line basis for the year ended December 31, 2008 and 2007, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

     The stock-based compensation expense for the year ended December 31, 2008 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense. There was no stock compensation expense capitalized during the year ended December 31, 2008 or 2007. On the date of adoption of SFAS No. 123(R), there were 5,551,500 stock options issued to employees and directors of which, 3,564,875 options were fully vested. During the twelve months ended December 31, 2008, and 2007, options to purchase 1,349,757 and 441,500 shares of the Company’s common stock were issued to employees and directors, with a weighted average exercise price of $0.13 and $0.27 per share, respectively. During the year ended December 31, 2008 and 2007, restricted stock awards to employees totaling 1,060,236 and 105,000, respectively, shares of the Company’s common stock were approved, with vesting periods ranging from immediate to four years.

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

Accounts Receivable

     Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $34,000 and $54,000 as of December 31, 2008 and 2007, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

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

     In 2008, the Company experienced a significant decrease in revenues associated with the assets acquired in the 2005 acquisition of EFS Solutions. Further analysis performed under the SFAS 144 method which considers the carrying value of the asset and the future expected undiscounted cash flows revealed that an impairment in the amount of $110,000 did exist and a subsequent reduction to intangible assets was recognized at December 31, 2008.

Income Taxes

     As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. At December 31, 2008, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $8,257,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

     The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Consolidated Statements of Operations for each of the two preceding fiscal years.

Year Ended December 31,	2008		2007

Total revenues	100%		100%

Operating costs and expenses:
Cost of revenues	43		50
Sales and marketing	27		20
Research and development	21		16
General and administrative	40		27
Depreciation and amortization	5		6

Total operating costs and expenses	136		119

Income (loss) from operations	(36)		(19)
Interest expense, net of interest income	(3)		(1)
Other income (expense)	(3)		-

Net Loss	(42	) %	(20	) %

     The Company reported a net loss of $1,744,000 for the year ended December 31, 2008, compared to a net loss of $1,309,000 for the year ended December 31, 2007. The net loss for 2008 and 2007 includes non-cash expense of $501,000 and $378,000, respectively, related to the implementation of SFAS 123(R) on January 1, 2006. This standard required the Company to expense the fair value of stock options and restricted stock awards issued to employees. The net loss for 2008 and 2007 also includes non-cash expense of $233,000 and $407,000, respectively for depreciation and amortization, which significantly decreased over prior years as a result of certain intangible assets associated with the EFS Solutions acquisition in October 2005 becoming fully amortized in 2007.

     Net cash used in operating activities was $567,000 and $169,000 for the years ended December 31, 2008 and 2007.

Results of Operations

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

Year Ended December 31,	2008		2007

New software licenses	$1,816,000	44%	$2,537,000	40%
Software license updates
and product support	1,009,000	24%	1,142,000	18%
Total software revenues	2,825,000	68%	3,679,000	58%
Professional services	1,318,000	32%	2,710,000	42%
Total revenues	$4,143,000	100%	$6,389,000	100%

     Total revenues for 2008 decreased $2,246,000, or 35%, to $4,143,000, from $6,389,000 in 2007. As the table above indicates, the decrease in net sales in 2008 was attributed to decreases in revenues in all categories as our customers responded to the global economic crisis by curtailing expenditures. The mix of revenue categories is subject to change on a year-to-year basis. The decrease in professional services revenue in the current year compared to last year can be attributed to the cancelling or postponement of many customer projects due to economic conditions. The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of software development kits to new customers, the decrease in software license revenue associated with machine shipments and the decrease in revenue associated with software license updates and product support as some customers went out of business or could no longer afford to purchase annual support. In this economic environment, the number of potential customers that initiated new software development programs that could use the Company’s products declined dramatically.

Cost of Revenues

     The Company's cost of revenues as a percentage of total revenues for the years ended December 31, 2008 and 2007 was 43% and 50%, respectively. Cost of revenues decreased $1,417,000, or 44%, to $1,772,000 for 2008, from $3,189,000 for 2007. The year-over-year decrease was primarily due to the decreased in revenues. The improvement in cost of revenues as a percentage of total revenues was primarily due to a decreased percentage of total revenues attributed to professional services, which revenue has higher labor and other costs of revenue than software revenues.

Sales and Marketing

     Sales and marketing expenses decreased $131,000, or 10%, to $1,135,000 in 2008, from $1,266,000 in 2007. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, press releases, and the costs related to the Company’s representation at industry trade shows.

Research and Development

     Research and development expenses decreased $164,000 or 16%, to $862,000 in 2008, from $1,026,000 in 2007. Because the Company released its CIMPortal version 1.0 software product in 2006, the costs associated with research and development activities related to products for the new SEMI Standards for Equipment Data Acquisition have decreased during 2008 and 2007. The Company has transitioned the majority of its research and development personnel to development of new product opportunities that the Company believes will expand its markets and contribute to future long term growth. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

     General and administrative expenses decreased $84,000, or 5%, to $1,659,000 in 2008, from $1,743,000 in 2007. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices. The Company incurred increased general and administrative expenses in 2007 related to its Sarbanes-Oxley internal controls compliance project. The Company contracted with third party professionals to lead the project and assist the Company in the implementation of enhanced controls and procedures.

Depreciation and Amortization

     Depreciation and amortization expense decreased $174,000, or 43%, to $233,000 in 2008 from $407,000 in 2007. Certain of the intangible assets associated with the EFS Solutions acquisition in October 2005 became fully amortized in 2007, resulting in a decrease in depreciation and amortization expense in the current year.

Other Income (Expense)

     Interest income decreased by $8,000, or 89%, to $1,000 in 2008, from $9,000 in 2007. The decrease resulted from lower levels of cash reserves in the current year.

     Interest expense increased $42,000, or 55%, to $118,000, in 2008, compared to $76,000 in 2007. The increase in 2008 is attributable to the new line of credit/bank loan obtained in December 2007 and increased interest rate related to the extension of maturity date associated with the Senior Notes.

     The Company recorded an impairment of intangible assets of $110,000 in 2008 compared to $0 in 2007. The increase resulted from a significant decrease in revenues associated with the assets acquired in the 2005 acquisition of EFS Solutions. The Company performed an impairment analysis and determined that the carrying value exceeded the estimated fair value, which was calculated using the projected expected discounted cash flows arising from the asset.

     Loss on Sale of Property and Equipment increased $7,000, or 100% in 2008, from $0 in 2007. The increase resulted from the sale of office furniture located in the Company’s Arizona facility. The Arizona facility lease expired on December 31, 2008 and was not renewed.

     In 2008, the Company recognized an $8,000 gain on relief of liability associated with restricted stock and stock options granted to managers who voluntarily took a reduction in pay in exchange for stock.

Liquidity and Capital Resources

     At December 31, 2008, the Company had current assets of $570,000, including cash and cash equivalents of $136,000, of which $121,000 was restricted, and current liabilities of $1,468,000, resulting in a working capital deficiency of $898,000. Current liabilities include deferred revenue of $460,000 at December 31, 2008, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds other than the payment of employee expenses and other costs necessary to provide the support.

     As of December 31, 2008, the Company had notes payable and long-term debt net of discount totaling $1,026,000 comprised of the following:

10% Senior Notes due September 30, 2010	$497,000
Bank loan, secured by accounts receivable	482,000
Other	49,000
Senior Note discount	(2,000)
1,026,000
Less current portion	503,000

Long-term portion	$523,000

Included in the 10% Senior Notes is $189,000 to officers, employees or their affiliates.

     Senior Notes - During September 2008, the Company and the holders of the Senior Notes originally due September 30, 2008 agreed to an extension of the maturity date to September 30, 2010. As part of this extension, the exercise price of the warrants associated with the Senior Notes was reduced to $0.05 per share and the expiration date of the warrants extended to September 30, 2010.

     In connection with the offer to extend, the interest rate on the Senior Notes was adjusted from 8% to 10% and the warrant price was adjusted from an exercise price of $0.35 per share to $0.05 per share. The value of the net adjustment in warrant price has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital. This discount will be accreted and recognized as interest expense over the remaining life of the Senior Notes.

     In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. As of December 31, 2008, the Company had secured $26,000 in new Notes and issued warrants to purchase 13,000 shares of common shares of the Company at $0.05 per share. As of the March 31, 2009, the Company had secured a total of $286,573 in new Notes and issued warrants to purchase 143,287 shares of common shares of the Company at $0.05 per share.

     Bank Loan - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007. This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Facility Agreement”). On January 20, 2009, the Company and the Bank entered into a First Amendment to the Facility Agreement (the “Amendment”), effective December 25, 2008. The Amendment extends the maturity date of the Facility Agreement to December 24, 2009, reduces the applicable interest rate and certain other fees associated with the credit facility and required the Company to obtain an additional $250,000 in equity or subordinated debt financing.

     Subject to the terms of the Facility Agreement, the Company may request that the Bank finance qualified accounts receivable (“Eligible Accounts”, and, after an advance is made, “Financed Receivables”) by extending credit to the Company in an amount equal to 80% or, in the case of receivables from non-U.S. account debtors, 90% of the Financed Receivable. The Bank may, in its sole discretion, change the percentage of the advance rate for a particular Financed Receivable on a case by case basis.

     The aggregate face amount of Financed Receivables may not exceed One Million Two Hundred Fifty Dollars ($1,250,000), including a maximum of Nine Hundred Fifty Thousand Dollars ($950,000) non-U.S. Financed Receivables. Advances under the Agreement are collateralized by substantially all operating assets of the Company.

     Subject to the terms of the Amendment, the Company will pay a fixed finance charge equal to 7.75% per annum, multiplied by the face amount of the Financed Receivables. There is also a collateral handling fee of .30% per month of the face amount of the Financed Receivables. In the event of a default, both of these rates are increased.

     As of December 31, 2008, the Company had Restricted Cash of $121,000 related to repayment of financed receivables. Subject to the terms of the Facility Agreement, the Company is required to direct all receipts to a collateral account where the Bank then processes the receipt for repayment of borrowings, collection of fees and distribution of net proceeds to the Company. In December, 2008, the Bank inadvertently processed a customer accounts receivable payment to the Company without processing the repayment of borrowings and collection of fees. In addition to the Bank error, in December, the Company received customer payments directly from payees. These customer payments were turned over to the bank the first week in January 2009 and repayment of borrowings, collection of fees and net proceeds to Company were processed.

     The Company will repay each advance on the earliest of: (a) the date on which payment is received on the Financed Receivable, (b) the date on which the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable (but only to the extent of the Adjustment if the Financed Receivable remains otherwise an Eligible Account), (d) the date on which there is a breach of any warranty or representation set forth in the Facility Agreement, or (e) the maturity date of the Facility Agreement of December 24, 2009. Each payment will also include all accrued finance charges and collateral handling fees with respect to such Advance and all other amounts then due and payable in accordance with the Agreement.

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
  Maintain any other collateral account;
  Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;
  Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;
  Make any payment on subordinated debt, other than ordinary interest payments when due, or amend any provision in any document relating to subordinated debt;
  Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

     Historically, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2008, the Company had an accumulated deficit of $33,838,000 and total stockholders’ deficit of $1,215,000. At December 31, 2008, the Company had current assets of $570,000, including cash and cash equivalents of $136,000, of which $121,000 is restricted and current liabilities of $1,468,000, resulting in a working capital deficit of $898,000. During the year ended December 31, 2008, the Company reported a net loss of $1,744,000 and net cash used in operating activities of $567,000. Management believes that its cost reduction efforts, including reduction in force as needed, together with funds available from the new Senior Notes and the bank loan facility, will be sufficient to fund planned operations at lower revenue levels for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

     Net cash used in operating activities for the year ended December 31, 2008 was $567,000, compared to net cash used in operating activities of $169,000 for the year ended December 31, 2007. The increase in net cash used in operating activities resulted from decreased revenues, as discussed above, as well as reductions in accounts payable and accrued expenses.

     Net cash used in investing activities for the years ended December 31, 2008 and 2007 was $0 and $5,000, respectively, to purchase property and equipment.

     Net cash provided by financing activities was $243,000 for the year ended December 31, 2008, comprised of $3,217,000 borrowings from the Bank loan and short-term related party advances of $205,000, partially offset by Bank loan repayments of $2,960,000, payments of other debt of $14,000 and repayment of short-term related party advances of $205,000. Net cash provided by financing activities was $200,000 for the year ended December 31, 2007, comprised of $225,000 borrowings from the bank line of credit, partially offset by a $25,000 reduction of Senior Notes.

     The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,854,000 during the year ended December 31, 2008, representing 45% of the Company’s total revenues, compared to $2,795,000, or 44%, of total revenues during the year ended December 31, 2007. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

     The Company considers its cash resources, projected cash from operations, and funds available from its New Senior Notes and bank loan facility to be sufficient to meet the operating needs of its current level of business for the next twelve months.

     Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $33,838,000 as of December 31, 2008. As of this filing date, the Company secured $286,573 in new Notes. The Company plans to seek additional financing in order to provide cash for operations in the event the company does not meet its 2009 business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments

The future contractual obligations of the Company at December 31, 2008 are as follows:

	Payments Due by Period
	2009	2010	2011	Total
Bank Loan	$482,000	$-	$-	$482,000
Sr. Notes Payable	-	497,000	-	497,000
Interest on Sr. Notes Payable	49,000	50,000	-	99,000
Other Notes Payable	15,000	19,000	4,000	38,000
Interest on Other Notes Payable	8,000	4,000	-	12,000
Capital lease obligations	5,000	5,000	5,000	15,000
Operating lease obligations	3,000	3,000	3,000	9,000

Total contractual cash obligations	$562,000	578,000	$12,000	$1,152,000

Recently Issued Accounting Standards

     FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, was issued in June 2008. This FSP details unvested share-based payment awards (ie restricted stock) that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for calendar year-end entities), and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early applications not permitted. The Company currently is unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements. The Company is currently determining what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its financial statements.

Factors Affecting Future Results

     Total revenues for 2008 decreased 35% compared to 2007, reflecting declines in all categories of revenue due to the negative industry conditions and the global economic downturn. Revenues from new software licenses include sales of Software Development Kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue decreased year-over-year as new customer shipments were reduced due to the overall decline in capital equipment shipments by the Company’s customers. Traditionally, the fourth quarter has been strong for the capital equipment markets, and in turn for Cimetrix software license revenue. However, in 2008 many semiconductor and electronics equipment makers reported severe year-over-year reductions in unit shipments which drove Cimetrix software license revenues to their lowest quarterly level since the third quarter of 2003. The Company did receive its first software license revenue associated with machine shipments in the solar-PV market, which is the only market for the Company’s products that is growing right now. Sales of Software Development Kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products. In this economic environment, there are not very many opportunities to sell SDKs as most equipment makers have cancelled or postponed new development initiatives. The Company was successful in winning several smaller dollar SDK sales for solar-PV accounts in 2008.

     The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. In 2008 the Company announced its new CIMControlFramework software for tool control, which we believe will enable the Company to provide equipment makers with more of the software solution that will reduce their time-to-market for new tool developments. As equipment makers reduce their costs and internal resources, we believe the market for CIMControlFramework will grow in the future when equipment makers begin to invest in new machine development programs.

     Industry analyst forecasts for semiconductor capital equipment progressively worsened during 2008. Gartner recently forecast a 30% year-over-year decline in 2008 and a 45% additional decline in 2009. Ultimately, our business is driven by the global demand for electronic devices by consumers and businesses and a protracted global economic slowdown would adversely affect our business and results of operations. In the current environment, our ability to accurately predict our future operating results associated with our customer shipments of machines is particularly low.

     The Company gained several new equipment maker customers in the solar-PV market and the Company is trying to maximize its revenue in this growing market. The Company expects solid year-over-year revenue growth in 2009 associated with the solar-PV market, but we do not expect this growth to completely offset the expected decline in semiconductor and electronics revenue.

     The Company has also been pursuing the Japanese market for its products with its new distributor, ONC, Inc. Over the years, the Company has obtained a number of important Japanese equipment makers as customers. Unfortunately, the economic environment in Japan may be worse than in the US and all of our Japanese customers are struggling.

     The Company continues to pursue customers through its Global Services group, which is available to assist customers by providing professional services and complete turnkey solutions. The ability of the Company to provide both products and services to its customer base is becoming a more important factor as customers seek to limit the number of suppliers, reduce their internal staff and prefer single source responsibility. The experience gained delivering professional services also provides valuable inputs to new product development roadmaps.

     The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are emerging and specialized. There can be no assurance that the markets for industrial motion control, connectivity and tool control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTINGAND FINANCIAL DISCLOSURES

       None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(a) Evaluation of disclosure controls and procedures

     The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls

     During the most recent fiscal quarter covered by this report, and since that date there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonablylikely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information required by this item, other than the information regarding executive officers which is contained in Part I of this report, is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by this item, other than the information regarding our equity compensation plans which is contained in Part I of this report is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2009 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
11	Statement re: computation of per share earnings (4)
21	List of Subsidiaries (4)
10.1	Loan and Security Agreement with Silicon Valley Bank (5)
10.2	Amended and Restated Loan and Security Agreement (6)
10.3	First Amendment to Amended and Restated Loan and Security Agreement (7)
23.1	Independent Auditors’ Consent – HJ & Associates, LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated March 31, 2009*

*	Exhibits filed with this report.
(1)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Included in Notes to Consolidated Financial Statements contained in this filing
(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2007
(6)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated April 9, 2008
(7)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 23, 2009

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2009.

REGISTRANT

CIMETRIX INCORPORATED

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	March 31, 2009
Robert H. Reback	(Principal Executive Officer)

/S/ Jodi M. Juretich	Chief Financial Officer	March 31, 2009
Jodi M. Juretich	(Principal Financial and Accounting Officer)

/S/ Scott C. Chandler	Director	March 31, 2009
Scott C. Chandler

/S/ C. Alan Weber	Director	March 31, 2009
C. Alan Weber

/S/ Michael B. Thompson	Director	March 31, 2009
Michael B. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cimetrix Incorporated and subsidiaries
Salt Lake City, Utah

We have audited the consolidated balance sheets of Cimetrix Incorporated and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Cimetrix Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will contiue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses which have resulted in an accumulated deficit of $33,838,000 as of December 31, 2008 which, along with recurring negative cash flows from operations raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ & ASSOCIATES, LLC
HJ & ASSOCIATES, LLC

Salt Lake City, Utah
March 31, 2009

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$15,000	$339,000
Restricted Cash	121,000	-
Accounts receivable, net	407,000	1,035,000
Inventories	2,000	8,000
Prepaid expenses and other current assets	25,000	52,000
Total current assets	570,000	1,434,000

Property and equipment, net	57,000	165,000
Intangible assets, net	56,000	284,000
Goodwill	64,000	64,000
Other assets	29,000	29,000

	$776,000	$1,976,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$184,000	$438,000
Accrued expenses	321,000	602,000
Deferred revenue	460,000	328,000
Notes payable - related parties, net	-	163,000
Current portion of notes payable and capital lease obligations	503,000	543,000
Total current liabilities	1,468,000	2,074,000

Long-term liabilities:
Notes payable – related parties, net	188,000	-
Long-term portion of notes payable and capital lease obligations	335,000	38,000
Total long-term liabilities	523,000	38,000

Total liabilities	1,991,000	2,112,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $.0001 par value, 100,000,000 shares
authorized, 33,568,057 shares issued	3,000	3,000
Additional paid-in capital	32,669,000	32,004,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(33,838,000)	(32,094,000)
Total stockholders’ equity (deficit)	(1,215,000)	(136,000)

	$776,000	$1,976,000
See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007
Revenues:
New software licenses	$1,816,000	$2,537,000
Software license updates and product support	1,009,000	1,142,000
Total software revenues	2,825,000	3,679,000
Professional services	1,318,000	2,710,000

Total revenues	4,143,000	6,389,000

Operating costs and expenses:
Cost of revenues	1,772,000	3,189,000
Sales and marketing	1,135,000	1,266,000
Research and development	862,000	1,026,000
General and administrative	1,659,000	1,743,000
Depreciation and amortization	233,000	407,000

Total operating costs and expenses	5,661,000	7,631,000

Loss from operations	(1,518,000)	(1,242,000)

Other income (expense):
Interest income	1,000	9,000
Interest expense	(118,000)	(76,000)
Loss on sale of assets	(7,000)	-
Loss on impairment of assets	(110,000)	-
Gain on payment of compensation with equity instruments	8,000	-

Total other expense, net	(226,000)	(67,000)

Loss before income taxes	(1,744,000)	(1,309,000)

Provision for income taxes	-	-

Net loss	$(1,744,000)	$(1,309,000)

Loss per common share:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average number of shares
outstanding:
Basic	32,455,758	31,927,000
Diluted	32,455,758	31,927,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2008 and 2007

					Additional Paid -in Capital
	Treasury Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance, January 1,
2007	25,000	$(49,000)	31,952,432	$3,000	$31,753,000	$(30,785,000)	$922,000
Stock-based compensation	-	-	-	-	238,000	-	238,000
Issuance of common stock
warrants attached to
senior notes	-	-	-	-	13,000	-	13,000
Net loss	-	-	-	-	-	(1,309,000)	(1,309,000)
Balance, December 31,
2007	25,000	$(49,000)	31,952,432	$3,000	$32,004,000	$(32,094,000)	$(136,000)
Stock-based compensation	-	-	-	-	285,000	-	285,000
Issuance of common stock
warrants attached to
senior notes	-	-	-	-	2,000	-	2,000
Issuance of common stock
associated with fully vested
restricted stock shares			1,615,625	-	378,000	-	378,000
Net loss	-	-	-	-		(1,744,000)	(1,744,000)
Balance, December 31,
2008	25,000	$(49,000)	33,568,057	$3,000	$32,669,000	$(33,838,000)	$(1,215,000)

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,744,000)	$(1,309,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	233,000	407,000
Impairment of Intangibles	110,000	-
Provision for doubtful accounts	(20,000)	(45,000)
Stock-based compensation	501,000	378,000
Amortization of bond discount	-	38,000
Loss on sale of assets	7,000	-
(Increase) decrease in:
Restricted Cash	(121,000)	-
Accounts receivable	648,000	347,000
Inventories	6,000	3,000
Prepaid expenses and other current assets	15,000	(4,000)
Other assets	-	(1,000)
Increase (decrease) in:
Accounts payable	(242,000)	219,000
Accrued expenses	(92,000)	84,000
Deferred revenue	132,000	(286,000)

Net cash used in operating activities	(567,000)	(169,000)

Cash flows from investing activities:
Purchase of property and equipment	(2,000)	(5,000)
Proceeds from sale of property and equipment	2,000	-

Net cash used in investing activities	-	(5,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	3,217,000	225,000
Proceeds from related party advances	205,000	-
Payments of debt	(2,974,000)	(25,000)
Payments of related party advances	(205,000)	-

Net cash provided by (used in) financing activities	243,000	200,000

Net increase (decrease) in cash and cash equivalents	(324,000)	26,000
Cash and cash equivalents, beginning of year	339,000	313,000

Cash and cash equivalents, end of year	$15,000	$339,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

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

     Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents were $0 as of December 31, 2008 and 2007. Cash was $136,000, of which $121,000 was restricted, and $339,000 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had $136,000 of cash and cash equivalents that was federally insured. All remaining amounts of cash and cash equivalents exceed federally insured limits, or are deposited in institutions that are not federally insured. As of December 31, 2008, $121,000 of cash was restricted as repayment to the Bank loan as required by the Bank loan.

     Accounts Receivable – Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $34,000 and $54,000 as of December 31, 2008 and 2007, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

     Inventories – Inventories, consisting of certain product licenses resold with the Company’s products, are stated at the lower of cost or market, with cost determined on a first-in, first out (FIFO) method.

     Software Development Costs – The Company accounts for its software development costs in accordance with FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (as amended). Costs incurred prior to the establishment of technological feasibility, including costs of planning, designing, coding and testing are expensed as incurred. The Company has determined that technological feasibility for its software products is reached shortly before the products are released in their final form. Costs incurred after technological feasibility is established have not been material, and, accordingly, the Company has expensed all research and development costs when incurred. Accordingly, no software development costs were capitalized during the years ended December 31, 2008 and 2007.

CIMETRIX INCORPORATED AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
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

Equipment Office equipment and software Furniture and fixtures Leasehold improvements Automobiles	2 – 7 years 1 - 7 years 5 – 10 years 7 years 5 years

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

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

     Goodwill – Goodwill, representing the excess of the purchase price of EFS Solutions, Inc. over the fair value of the identifiable net assets acquired. The Company reviews goodwill for impairment, at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, based on a single reporting unit. The Company performs the annual assessment of goodwill in the fourth quarter.

     Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative expected undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. An impairment loss of $110,000 was recognized during the year ended December 31, 2008 and no impairment loss was recognized during the year ended 2007.

     Revenue Recognition – The Company derives revenues from two primary sources, software and professional services. Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support. The Company has “off-the-shelf” software packages in the machine control and communications product lines. Machine control products include items such as CODE 6.0, CIMControl, and CIMulation. Communications products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products. Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches and technical support personnel. Professional service sales are derived from the sale of services to design, develop and implement custom software applications.Before the Company recognizes revenue, the following criteria must be met:

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
Years Ended December 31, 2008 and 2007
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

     Income Taxes – As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. At December 31, 2008, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $8,257,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

     Advertising Costs – Advertising costs, including trade show participation, newsletters, press releases and sales literature, are expensed as incurred, and totaled $45,000 and $59,000, for the years ended December 31, 2008 and 2007, respectively.

     Earnings (Loss) Per Common Share – The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 4,498,455 and 4,518,250 shares of common stock were outstanding at December 31, 2008 and 2007, respectively. No options, warrants or restricted stock awards were included in the computation of weighted average number of shares because the effect would have been anti-dilutive.

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

     The Company maintains its cash in bank deposit accounts. At times, the bank deposits may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits.

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

       Recent Accounting Pronouncements – FASB Staff Position (“FSP”) EITF 03-6-1,
Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities, was issued in June 2008. This FSP details unvested share-based payment awards (ie restricted stock) that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (January 1, 2009 for calendar year-end entities), and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early applications not permitted. The Company currently is unable to determine what impact the future application of this pronouncement may have on our financial statements.

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

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

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements. The Company is currently determining what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its financial statements.

Note 2 - Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $33,838,000 as of December 31, 2008. As of this filing date, the Company secured $286,573 in new Notes. The Company plans to seek additional financing in order to provide cash for operations in the event the company does not meet its 2009 business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Note 3 – Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted and recognized over the period in which the award vests.

     The stock-based compensation expense for the years ended December 31, 2008 and 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

CIMETRIX INCORPORATED AND SUBSIDIARIES Notes to Consolidated Financial Statements Years Ended December 31, 2008 and 2007 Continued

	Years Ended December 31,
	2008	2007

Cost of revenues	$41,000	$17,000
Sales and marketing	142,000	97,000
Research and development	35,000	29,000
General and administrative	283,000	235,000

Total stock-based compensation expense realized
and increase in net loss	$501,000	$378,000

Impact on basic loss per common share	$(0.02)	$(0.01)

Impact on diluted loss per common share	$(0.02)	$(0.01)

     As of December 31, 2008, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $88,000, and the weighted average period over which these awards are expected to be recognized was 1.68 years.

     Stock Incentive Plan - In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”). In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock units and equity-based performance awards. The number of shares of common stock reserved for issuance under the Plan was 54,882 at December 31, 2008.

     Stock Options – In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards granted, beginning January 1, 2006, using the Black-Scholes option-pricing model. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The expected option term is derived from an analysis of historical experience of similar awards combined with expected future exercise patterns based on several factors including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period.

     During the year ended December 31, 2008 and 2007, options to purchase 1,349,757 and 441,500 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.04 to $0.17 and $0.23 to $0.28 per share. The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

	2008	2007
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	66.36% to 75.49%	67.86% to 85.8%
Risk free interest rate	2.79% to 3.42%	4.06% to 4.67%
Expected life of options	5.76 years to 6 years	6 years to 7 years

     The weighted average fair value of options granted during the years ended December 31, 2008 and 2007, was $0.08 and $0.21, respectively.

The following table summarizes the stock option activity during 2008:

		Weighted Average Exercise Price	Weighted Average Remaining Contract Term
				Aggregate Intrinsic Value
	Options

Outstanding at January 1, 2008	4,252,000	$0.50
Granted	1,350,000	0.13
Exercised	-	-
Expired	(1,284,000)	0.70
Forfeited	(99,000)	0.30

Outstanding at December 31, 2008	4,219,000	0.32	3.80	$-

Options vested and exercisable at December 31, 2008	3,697,000	0.33	3.56	$-

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of December 31, 2008, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

     Restricted Stock - During the year ended December 31, 2008 and 2007, the Company granted to officers and directors restricted stock awards for a total of 1,060,236 and 105,000, shares of the Company’s common stock, with vesting periods ranging from immediate vesting to four years. The grant date fair value of the restricted stock awards was estimated on the effective date of the restricted stock awards or related employment agreements using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2008 and 2007 was $0.09 and $0.28, respectively.

     The total fair value of vested restricted stock shares in 2008 and 2007 was $196,000 and $124,000, respectively.

     Included in accrued expenses in the accompanying consolidated balance sheets are liabilities of $48,000 and $211,000 as of December 31, 2008 and 2007, respectively, representing vested restricted stock awards for which shares have not been issued.

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

Note 4: Accounts Receivable

Accounts receivable consist of the following:
	December 31,
	2008	2007

Trade receivables	$441,000	$1,089,000
Less allowance for doubtful accounts	(34,000)	(54,000)

	$407,000	$1,035,000

Note 5: Property and Equipment

Property and equipment consist of the following:
	December 31,
	2008	2007

Software development costs	$464,000	$464,000
Equipment	495,000	480,000
Office equipment and software	531,000	579,000
Furniture and fixtures	202,000	208,000
Leasehold improvements	85,000	95,000
Automobiles	52,000	52,000
	1,829,000	1,878,000
Less accumulated depreciation and amortization	(1,772,000)	(1,713,000)

	$57,000	$165,000

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008 and 2007 was $115,000 and $128,000, respectively. In 2008, the Company sold various property and equipment related mostly to the closure of the Arizona facility and recorded a loss.

     In 2008, Equipment includes $15,000 of capitalized equipment under capital lease obligations with a net book value of $12,000 at December 31, 2008.

Note 6: Intangible Assets and Goodwill

      Intangible assets subject to amortization consist of the following at December 31:

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

	2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Technology	$1,091,000	$1,049,000	$42,000
Customer relationships	246,000	232,000	14,000
Covenant not to compete	427,000	427,000	-

	$1,764,000	$1,708,000	$56,000

		2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Technology	$1,091,000	$1,003,000	$88,000
Customer relationships	356,000	160,000	196,000
Covenant not to compete	427,000	427,000	-

	$1,874,000	$1,590,000	$284,000

     In 2008, the Company experienced a significant decrease in revenues associated with the customer relationships. The Company performed an impairment analysis and determined that the carrying value exceeded the estimated fair value, which was calculated using the projected expected discounted cash flows arising from the asset. As such, the Company recorded an impairment of $110,000 during the year ended December 31, 2008 related to the decrease in value of the customer relationships intangible asset.

     Amortization expense was $118,000 and $279,000 for the years ended December 31, 2008 and 2007, respectively.

       The estimated future annual amortization expense for identifiable intangible assets is as follows:

2009	49,000
2010	7,000
$56,000

     Goodwill of $64,000 originated in the acquisition of EFS, and is not amortized but tested annually for impairment. Based upon the impairment analysis performed in the 4th quarters, no impairment of goodwill was recorded for the years ended December 31, 2008 and 2007.

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

Note 7: Accounts Payable and Accrued Expenses

Accounts payable consist of the following:
	December 31,
	2008	2007

Trade	$175,000	$364,000
Related parties	9,000	74,000

	$184,000	$438,000

Accrued expenses consist of the following:

	December 31,
	2008	2007

Accrued salaries and wages	$110,000	$67,000
Accrued vacation	97,000	118,000
Accrued payroll taxes	27,000	40,000
Accrued interest payable	12,000	9,000
Restricted stock payable (Note 3)	48,000	211,000
Accrued contract costs	-	147,000
Other	27,000	10,000

	$321,000	$602,000

Note 8: Lease Obligations

     The Company leases certain office space and equipment under noncancelable operating lease agreements. Future minimum lease payments required under operating leases are as follows:

Year ending December 31,

2009	3,000
2010	3,000
2011	3,000
$9,000

     Rental expense for the years ended December 31, 2008 and 2007 under operating leases was $192,000 and $180,000, respectively. The Company’s principal offices are located in a leased facility in Salt Lake City, Utah. The lease expired on November 30, 2007, and the Company continues to pay rent under the month to month provision of the lease. The Company is currently negotiating terms of a new lease agreement.

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
Continued

Note 9: Notes Payable and Capital Lease Obligations

The Company’s notes payable consisted of the following:
Related Parties:
	December 31,
	2008	2007
Senior Notes, unsecured, with interest at
10% payable semiannually on April 1 and
October 1, 2009 and 2010, maturing September 30, 2010,
payable to officers, employees, or their affiliates	$189,000	$163,000
Less discount	(1,000)	-

Total	188,000	163,000

Less current portion	-	163,000

Long-term portion	$188,000	$-

Other:
	December 31,
	2008	2007
Senior Notes, unsecured, with interest at
10% payable semiannually on April 1 and
October 1, 2009 and 2010, maturing September 30, 2010	$308,000	$308,000

Revolving bank line of credit, secured by the operating assets of the Company, with interest at the prime rate plus 1%
(8.25% at December 31, 2007)	-	225,000

Bank loan, secured by accounts receivable of the Company,
with interest at 7.75% per annum plus a collateral handing fee
of .30% per month on face amount of financed receivables	482,000	-

Installment notes payable to financing company, payable in
monthly payments totaling $1,901, including interest at
24.49%, from March 2008 through February 2011,	38,000	48,000

Capital lease payable to financing company, payable in
monthly payments of $426, including interest at 4.0%,
from March 2008 through February 2011	11,000	-
Less discount	(1,000)	-

Total	838,000	581,000

Less current portion	503,000	543,000

Long-term portion	$335,000	$38,000

CIMETRIX INCORPORATED AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
 Years Ended December 31, 2008 and 2007
Continued

     Senior Notes - At December 31, 2008, there were warrants issued to the Senior Note holders to purchase a total of 279,198 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2010.

     During September 2008, the Company and the holders of the Senior Notes originally due September 30, 2008 agreed to an extension of the maturity date to September 30, 2010. As part of this extension, the exercise price of the warrants associated with the Senior Notes was reduced to $0.05 per share and the expiration date of the warrants extended to September 30, 2010.

     In connection with the offer to extend, the interest rate on the Senior Notes was adjusted from 8% to 10% and the warrant price was adjusted from an exercise price of $0.35 per share to $0.05 per share. The value of the net adjustment in warrant price has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital. This discount will be accreted and recognized as interest expense over the remaining life of the Senior Notes.

     In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. As of December 31, 2008, the Company had secured $26,000 in new Notes and issued warrants to purchase 13,000 shares of common shares of the Company at $0.05 per share. As of the March 31, 2009, the Company had secured at total of $286,573 in new Notes and issued warrants to purchase 143,287 shares of common shares of the Company at $0.05 per share.

     Revolving Bank Line of Credit and Bank Loan - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007. This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Facility Agreement”). On January 20, 2009, the Company and the Bank entered into a First Amendment to the Facility Agreement (the “Amendment”), effective December 25, 2008. The Amendment extends the maturity date of the Facility Agreement to December 24, 2009, reduces the applicable interest rate and certain other fees associated with the credit facility and required the Company to obtain an additional $250,000 in equity or subordinated debt financing.

     Subject to the terms of the Facility Agreement, the Company may request that the Bank finance qualified accounts receivable (“Eligible Accounts”, and, after an advance is made, “Financed Receivables”) by extending credit to the Company in an amount equal to 80% or, in the case of receivables from non-U.S. account debtors, 90% of the Financed Receivable. The Bank may, in its sole discretion, change the percentage of the advance rate for a particular Financed Receivable on a case by case basis.

     The aggregate face amount of Financed Receivables may not exceed One Million Two Hundred Fifty Dollars ($1,250,000), including a maximum of Nine Hundred Fifty Thousand Dollars ($950,000) non-U.S. Financed Receivables. Advances under the Agreement are collateralized by substantially all operating assets of the Company.

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 Years Ended December 31, 2008 and 2007
Continued

     Subject to the terms of the Amendment, the Company will pay a fixed finance charge equal to 7.75% per annum, multiplied by the face amount of the Financed Receivables. There is also a collateral handling fee of .30% per month of the face amount of the Financed Receivables. In the event of a default, both of these rates are increased.

     The Company will repay each advance on the earliest of: (a) the date on which payment is received on the Financed Receivable, (b) the date on which the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable (but only to the extent of the Adjustment if the Financed Receivable remains otherwise an Eligible Account), (d) the date on which there is a breach of any warranty or representation set forth in the Facility Agreement, or (e) the maturity date of the Facility Agreement of December 24, 2009. Each payment will also include all accrued finance charges and collateral handling fees with respect to such Advance and all other amounts then due and payable in accordance with the Agreement.

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
  Maintain any other collateral account;
  Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;
  Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;
  Make any payment on subordinated debt other than ordinary interest when due, or amend any provision in any document relating to subordinated debt;
  Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

  Future maturities of notes payable and capital lease obligations are as follows:

Year ending December 31,
2009	502,000
2010	520,000
2011	4,000

$1,026,000

CIMETRIX INCORPORATED AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
 Years Ended December 31, 2008 and 2007
Continued

NOTE 10 – COMMON STOCK

     In, 2008, the Company issued 1,615,625 shares of its restricted common stock to officers and directors in satisfaction of current year and prior year awards that had fully vested as of December 31, 2008. The Company did not issue shares of its restricted common stock in satisfaction of fully vested awards in 2007. As of December 31, 2008 and 2007, an obligation of $48,000 and $211,000, respectively, was reflected as an accrued liability on the Company’s balance sheet related to unissued shares of is restricted common stock to officers and directors.

Note 11: Income Taxes

     The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31
	2008	2007
Income tax benefit at statutory rate	$651,000	$445,000
Meals and entertainment	(5,000)	(9,000)
Research and development credit	-	7,000
Stock-based compensation	(187,000)	(81,000)
Other	-	-
Change in valuation allowance	(459,000)	(362,000)
	$-	$-

Deferred tax assets (liabilities) are comprised of the following:
	December 31
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$10,281,000	$9,637,000
Asset impairment	-	1,182,000
Depreciation and amortization	-	163,000
Allowance for doubtful accounts	13,000	20,000
Accrued expenses	8,000	178,000
Deferred income	171,000	123,000
Inventory reserve	-	-
Research and development credits	-	747,000
	10,473,000	12,050,000
Less valuation allowance	(8,256,000)	(11,935,000)
Net deferred tax assets	2,217,000	115,000

Deferred tax liabilities:
Depreciation	(2,217,000)	(115,000)

Net deferred taxes	$-	$-

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 Years Ended December 31, 2008 and 2007
Continued

     At December 31, 2008, the Company has a net operating loss carry forward available to offset future taxable income of approximately $27,563,000, which begin to expire in 2008. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

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

     At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2008.

     The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses. As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. federal net operating loss carry forwards from the year ended December 31, 2005 through the year ended December 31, 2008 are subject to examination.

Note 12: Supplemental Cash Flow Information

During the year ended December 31, 2008:

  The Company acquired property and equipment through a capital lease payable of $15,000.
  The Company recorded a discount for warrants attached to senior notes in the amount of $2,000.
  The Company increased prepaid expenses and increased accounts payable by $12,000
  The Company issued restricted stock to officers and stock options to certain managers in exchange for accrued salary. The value of the accrued salaries exchanged for stock exceeded the value of the stock compensation in the amount of $8,000 and was recorded as other income.

CIMETRIX INCORPORATED AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
 Years Ended December 31, 2008 and 2007
Continued

During the year ended December 31, 2007:

  The Company acquired property and equipment through accounts payable of $63,000.
  The Company recorded a discount for warrants attached to senior notes in the amount of $13,000.
  The Company increased prepaid expenses and increased accounts payable by $3,000

	Years Ended December 31
	2008	2007
Cash paid for interest	$109,000	$38,000
Cash paid for income taxes	$-	$-

Note 13: Major Customers

     During 2008, no customer accounted for 10% or more of the Company’s total revenues. During 2007, one customer accounted for 14% of the Company’s total revenues.

     Export sales to unaffiliated customers were approximately $1,663,000 and $2,448,000 in 2008 and 2007, respectively.

     During 2008, the export sales to Japan were 11% of total revenues. During 2007, the Company had no export sales to countries which exceeded 10% of net sales.

Note 14: Employee Benefit Plan

     The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

     The Company will match 50% of the employees’ contribution up to a maximum of 2% of the employees’ annual pay. Participants vest in the employers’ contribution over a five-year period. For the years ended December 31, 2008 and 2007, the Company contributed approximately $40,000 and $52,000, respectively, to the plan. In response to the uncertain economic conditions for 2009, the Company suspended the Company’s match of 50% of the employees’ contributions, effective February 1, 2009.

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

CIMETRIX INCORPORATED AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
 Years Ended December 31, 2008 and 2007
Continued

Note 16: Commitments and Contingencies

Product Warranties

     The Company provides certain product warranties to customers including repayment or replacement for defect in materials and workmanship of hardware products. The Company also warrants that software and firmware products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship. If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2008 and 2007, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Note 17: Related Party Transactions

     For the years ended December 31, 2008 and 2007, the Company had revenues totaling $301,000 and $369,000, respectively, from two customers that are also stockholders of the Company. The Company had accounts receivable from these two customers totaling $21,000 and $8,000 at December 31, 2008 and 2007, respectively.

     As of December 31, 2008 and 2007, the Company had Senior Notes payable of $189,000 and $163,000, respectively, to holders who were officers, employees or their affiliates (see Note 9). During the years ended December 31, 2008 and 2007, the Company paid interest expense of $13,000 and $13,000, respectively, to these related parties.

     As of December 31, 2008 and 2007, accrued expenses included an obligation of $48,000 and $211,000, respectively for the issuance of restricted stock awards to officers and directors of the Company (see Notes 3 and 7).

     In November, 2007, the Company and an officer of the Company entered into a Stand-Alone Revolving Note (“Note”) for $100,000. The Note bears interest equal to the interest charged on the Facility Agreement with Silicon Valley Bank. In 2008, the officer advanced $205,000 on the Note and the Company repaid $205,000 on the Note. Interest expense on the Note was $1,000 in 2008. There were no advances on the Note in 2007. The Note matured on November 8, 2008 and was not renewed.

Note 18: Subsequent Events

     As of March 31, 2009, the Company had secured a total of $286,573 in new Notes and issued warrants to purchase 143,287 shares of common shares of the Company at $0.05 per share. These additional Notes of $286,573 met the requirement of the Bank Loan with Silicon Valley Bank to obtain $250,000 in additional equity or subordinated debt financing by March 31, 2009.