Form 10-Q
period 2009-03-31
CIMETRIX INC
filed 2009-05-15
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yesý Noo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yesý Noo

     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act. (Check one):

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	¨	Smaller reporting company	ý
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yeso Noý

The number of shares outstanding of the registrant's common stock as of May 13, 2009: Common stock, par value $.0001 – 33,643,057 shares

CIMETRIX INCORPORATED FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009 INDEX PART I Financial Information
Item 1. Financial Statements
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Statements of Operations	4
Consolidated Condensed Statements of Cash Flows	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T. Controls and Procedures	22
PART II Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	24

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31, 2009	December 31,
ASSETS	(Unaudited)	2008
Current assets:
Cash and cash equivalents	$25,000	$15,000
Restricted cash	-	121,000
Accounts receivable, net	450,000	407,000
Inventories	-	2,000
Prepaid expenses and other current assets	36,000	25,000
Total current assets	511,000	570,000

Property and equipment, net	36,000	57,000
Intangible assets, net	42,000	56,000
Goodwill	64,000	64,000
Other assets	20,000	29,000

	$673,000	$776,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$214,000	$184,000
Accrued expenses	349,000	321,000
Deferred revenue	412,000	460,000
Current portion of notes payable and capital lease obligations	422,000	503,000
Total current liabilities	1,397,000	1,468,000

Long-term liabilities:
Notes payable – related parties, net	299,000	188,000
Long-term portion of notes payable and capital lease
obligations	455,000	335,000
Total long-term liabilities	754,000	523,000

Total liabilities	2,151,000	1,991,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 33,668,057 and 33,568,057 shares issued,
respectively	3,000	3,000
Additional paid-in capital	32,730,000	32,669,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(34,162,000)	(33,838,000)
Total stockholders’ deficit	(1,478,000)	(1,215,000)

	$673,000	$776,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Revenues:
New software licenses	$196,000	$691,000
Software license updates and product support	234,000	298,000
Total software revenues	430,000	989,000
Professional services	393,000	366,000

Total revenues	823,000	1,355,000

Operating costs and expenses:
Cost of revenues	370,000	620,000
Sales and marketing	244,000	314,000
Research and development	172,000	252,000
General and administrative	304,000	475,000
Depreciation and amortization	25,000	54,000

Total operating costs and expenses	1,115,000	1,715,000

Loss from operations	(292,000)	(360,000)

Other income (expense):
Interest and other income	-	1,000
Interest expense	(33,000)	(20,000)
Gain on sale of assets	1,000	-

Total other expense, net	(32,000)	(19,000)

Loss before income taxes	(324,000)	(379,000)

Provision for income taxes	-	-

Net loss	$(324,000)	$(379,000)

Loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding:
Basic	33,761,000	32,495,000
Diluted	33,761,000	32,495,000
See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(324,000)	$(379,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	25,000	54,000
Stock-based compensation	30,000	89,000
Gain on sale of assets	(1,000)	-
(Increase) decrease in:
Restricted cash	121,000	-
Accounts receivable	(43,000)	63,000
Inventories	2,000	-
Prepaid expenses and other current assets	(10,000)	6,000
Other assets	6,000	-
Increase (decrease) in:
Accounts payable	82,000	(157,000)
Accrued expenses	69,000	(174,000)
Deferred revenue	(48,000)	15,000

Net cash provided by (used in) operating activities	(91,000)	(483,000)

Cash flows from investing activities – proceeds from
sale of property and equipment	12,000	-

Cash flows from financing activities:
Proceeds from the issuance of debt	695,000	901,000
Proceeds from the issuance of debt to related parties	100,000	-
Proceeds from related party advances	-	100,000
Payments of debt	(706,000)	(477,000)
Payments of related party advances	-	(100,000)

Net cash provided by (used in) financing activities	89,000	424,000

Net increase (decrease) in cash and cash equivalents	10,000	(59,000)
Cash and cash equivalents, beginning of period	15,000	339,000

Cash and cash equivalents, end of period	$25,000	$280,000

Supplemental non-cash financing and investing activities
Acquisition of property and equipment through accounts payable	$-	$2,000
Discount on debt through issuance of warrants	1,000	-
Reduction of accounts payable through issuance of debt	50,000	-
Reduction of accrued expenses through issuance of debt	11,000	-
Reduction of restricted stock payable from issuance of stock	30,000	36,000

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

     Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 is unaudited, and the balance sheet as of December 31, 2008 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2009. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 - Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses which have resulted in an accumulated deficit of $34,162,000 as of March 31, 2009. Management believes that its cost reduction efforts, including across the board pay cuts implemented on April 1, 2009 and Company furloughs scheduled for the remainder of 2009, combined with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months. The Company also intends to seek additional financing in order to provide cash for operations in the event the Company does not meet its 2009 business plan, but there is no assurance the Company will be able to obtain such financing on terms favorable to the Company or at all. These items raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

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

     The stock-based compensation expense for the three-month periods ended March 31, 2009 and March 31, 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended March 31 ,

	2009	2008

Cost of revenues	$3,000	$5,000
Sales and marketing	11,000	23,000
Research and development	1,000	7,000
General and administrative	15,000	54,000

Total stock-based compensation expense realized
and increase in net loss	$30,000	$89,000

     During the three months ended March 31, 2009, there were no options or restricted stock granted to the Company’s employees.

     As of March 31, 2009, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $57,000, and the weighted average period over which these awards are expected to be recognized was 1.46 years.

     The following table summarizes the stock option activity during the three months ended March 31, 2009:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise Price	Contract Term	Value

Outstanding at December 31, 2008	4,219,000	$0.32
Granted	-	-
Exercised	-	-
Expired	(310,000)	$0.35
Forfeited	(40,000)	$0.44

Outstanding at March 31, 2009	3,869,000	$0.32	3.87	$-

Options vested and exercisable at
March 31, 2009	3,526,000	$0.33	3.75	$-

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of March 31, 2009, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

     During the three months ended March 31, 2009, there were no restricted stock awards granted. The total fair value of restricted stock shares vesting in the three month periods of March 31, 2009 and 2008 was $1,000 and $37,000, respectively.

     Included in accrued expenses in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008 are liabilities of $19,000 and $48,000 respectively, representing vested restricted stock awards for which shares have not been issued.  These amounts represent 167,111 and 169,611 vested restricted stock awards that have not been issued as of March 31, 2009 and December 31, 2008, respectively.

NOTE 4 – EARNINGS (LOSS) PER SHARE

     The computation of basic earnings per common share is based on the weighted average number of shares outstanding plus unissued restricted stock shares deemed as participating securities during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding plus unissued restricted stock shares deemed as participating securities during the period plus the weighted average common stock equivalents which would arise from the exercise of dilutive stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

     No stock options or warrants are included in the computation of weighted average number of shares for the periods ending March 31, 2009 and 2008 because the effect of their exercise would be antidilutive. At March 31, 2009, the Company had outstanding options, warrants and unissued restricted stock awards to purchase a total of 4,266,000 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 5 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company’s notes payable and capital lease obligations consisted of the following:

	March 31,	December 31,
Related Party:	2009	2008
Senior Notes, unsecured, with interest at
10% payable semiannually on April 1 and
October 1, 2009 and 2010, maturing September 30, 2010
payable to officers, employees, or their affiliates	$300,000	$189,000
Less discount	(1,000)	(1,000)
Total	299,000	188,000
Less current portion	-	-
Long-term portion	$299,000	$188,000

	March 31,	December 31,
Other:	2009	2008
Senior Notes, unsecured, with interest at
10% payable semiannually on April 1 and
October 1, 2009 and 2010, maturing September 30, 2010	$433,000	$308,000

Bank loan, secured by accounts receivable
with interest at 7.75% per annum plus a collateral
handling fee of .30% per month on face amount of financed receivables	401,000	482,000

Installment notes payable to financing company, payable in
monthly payments totaling $1,901, including interest at 24.49%,
from March 2008 through February 2011	34,000	38,000

Capital lease payable to financing company, payable in
monthly payments of $426, including interest at 4.0%,
from March 2008 through February 2011	10,000	11,000
Less discount	(1,000)	(1,000)
Total	877,000	838,000
Less current portion	422,000	503,000
Long-term portion	$455,000	$335,000

     Senior Notes - At March 31, 2009, there were warrants issued to the Senior Note holders to purchase a total of 397,037 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2010.

     During September 2008, the Company and the holders of the Senior Notes formerly due September 30, 2008 agreed to an extension of the maturity date to September 30, 2010. As part of this extension, the exercise price of the warrants associated with the Senior Notes was reduced to $0.05 per share and the expiration date of the warrants extended to September 30, 2010.

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

     In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. As of the May 15, 2009, the Company had secured at total of $287,000 in new Notes and issued warrants to purchase 143,000 shares of common shares of the Company at $0.05 per share.

     Revolving Bank Line of Credit and Bank Loan - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007. This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Facility Agreement”). On January 20, 2009, the Company and the Bank entered into a First Amendment to the Facility Agreement (the “Amendment”), effective December 25, 2008. The Amendment extended the maturity date of the Facility Agreement to December 24, 2009, reduced the applicable interest rate and certain other fees associated with the credit facility and required the Company to obtain an additional $250,000 in equity or subordinated debt financing.

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

NOTE 6 – COMMON STOCK

     In February, 2009, the Company issued 100,000 shares of its restricted common stock to officers and directors in satisfaction of prior year awards that had fully vested as of March 31, 2009. As of March 31, 2009 and December 31, 2008, an obligation of $19,000 and $48,000, respectively, was reflected as an accrued liability on the Company’s balance sheet related to unissued shares of its restricted common stock to officers and directors.

NOTE 7 – RELATED PARTY TRANSACTIONS

     During the three-month periods ended March 31, 2009, the Company did not have any sales to related customers. For the three months ended March 31, 2008, the Company had the following revenues from two customers that are also shareholders of the Company:

Three Months
Ended March 31,
2008
New software licenses	$23,000
Software license updates and product support	20,000
Total software revenues	43,000
Professional Services	-
Total software revenues	$43,000

     The Company did not have any accounts receivable from related customers at March 31, 2009. The Company had accounts receivable from two customers totaling $24,000 at March 31, 2008.

NOTE 8 – MAJOR CUSTOMERS

     During the three months ended March 31, 2009, two customers accounted for 15% and 20% of the Company’s total revenues. During the three months ended March 31, 2008, one customer accounted for 11% of the Company’s total revenues.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2009, the FASB released FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.

     In April 2009, the FASB released FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-4). This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-4 during the second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

     In April 2009, the FASB released FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2009 and March 31, 2008 and the Company’s financial position at March 31, 2009. The information includes discussions of sales, expenses, capital resources and other significant financial items.

     This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes,” “anticipates” or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources,” “Factors Affecting Future Results” and “Risk Factors,” and those factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Before the Company recognizes revenue, the following criteria must be met:

1)	Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders and signed OEM contracts are two examples of items accepted by the Company to meet this criterion.
2)	Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this requirement. It is the policy of the Company to provide its customers a 30-day right to return. However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon the shipment of the product. If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.
3)	Collectability of the sale is reasonably assured and receipt is probable. Collectability of a sale is determined on a customer-by-customer basis. Typically the Company sells to large corporations which have demonstrated an ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.
4)	The price of the products or services is fixed and measurable.

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

Stock-Based Compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense of $30,000 and $89,000 on a straight-line basis for the three-month periods ended March 31, 2009 and 2008, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

     The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense. There was no stock compensation expense capitalized during the three-month periods ended March 31, 2009 and 2008. During the three months ended March 31, 2009, there were no options or restricted stock awards granted. During the three months ended March 31, 2008, options to purchased 585,000 shares of the Company’s common stock were issued to the Company’s employees with a weighted average exercise price of $0.17.

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

Accounts Receivable

     Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $34,000 as of March 31, 2009 and December 31, 2008. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

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

There were no impairment adjustments made in the three months ended March 31, 2009

Income Taxes

     As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. At March 31, 2009, the Company had fully reduced its net deferred tax assets by recording a valuation allowance. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

     At March 31, 2009, the Company has not identified any material uncertain tax positions requiring recognition in its consolidated financial statements. The Company classifies interest and penalties arising from the underpayment of income taxes in its consolidated statements of operations under general and administrative expenses. As of March 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

Operations Review

     The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations.

	Three Months Ended
	March 31,
	2009	2008

Net sales	100%	100%

Operating costs and expenses:
Cost of revenues	45	46
Sales and marketing	29	23
Research and development	21	19
General and administrative	37	35
Depreciation and amortization	3	4

Total operating costs and expenses	135	127

Loss from operations	(35)	(27)
Other expense, net	(4)	(1)

Net loss	(39)%	(28)%

     The Company’s operating results for the three-month period March 31, 2009 reflect the current challenging semiconductor industry conditions and a continuing recessionary global economy. As revenues continued to decrease, the Company continued to manage the cost structure of the Company, seeking to keep operating costs and expenses in line.

     The Company reported a net loss of $324,000 for the three months ended March 31, 2009, compared to a net loss of $379,000 for the three months ended March 31, 2008. The net loss for both three-month periods includes non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended March 31, 2009 and March 31, 2008, stock-based compensation expense was $30,000 and $89,000, respectively, and depreciation and amortization expense was $25,000 and $54,000, respectively. Net cash used in operating activities was $91,000 and $483,000 for the three months ended March 31, 2009 and 2008 respectively.

Results of Operations

Revenues

     The following table summarizes revenues (including related party revenues) by category and as a percent of total revenues:

	Three Months Ended March 31,
	2009		2008

New software licenses	$196,000	24%	$691,000	51%
Software license updates and
product support	234,000	28%	298,000	22%

Total software revenues	430,000	52%	989,000	73%

Professional services	393,000	48%	366,000	27%

Total revenues	$823,000	100%	$1,355,000	100%

     Total revenues decreased by $532,000, or 39%, to $823,000 for the three months ended March 31, 2009, from $1,355,000 for the three months ended March 31, 2008. As the table above indicates, the decrease in net sales in the first quarter of 2009 as compared to the prior year quarter, was attributable to decreases in new software and software update revenues as our customers responded to the global economic crisis by curtailing expenditures. The market for semiconductor 300mm capital equipment, our largest source of revenue for the past several years, virtually came to a stop in the first quarter of 2009. Customer shipments of 300mm equipment decreased more than 95% year-over-year. The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of software development kits to new customers, the decrease in software license revenue associated with machine shipments and the decrease in revenue associated with software license updates and product support as some customers went out of business or could no longer afford to purchase annual support. To counteract the dramatic decline in software revenues, the Company aggressively pursued opportunities to sell its professional services capabilities and was fortunate to obtain a number of customer contracts that enabled the company to post a year-over-year increase in professional services. Professional services revenue increased by $27,000, or 7%, to $393,000 for the three months ended March 31, 2009, from $366,000 for the three months ended March 31, 2008.

     Total software revenues decreased to $196,000 for the three months ended March 31, 2009, as compared to $691,000 for the three months ended March 31, 2008. The mix of revenue categories is subject to change on a quarter-to-quarter basis, and it is difficult to predict the timing and probability of “design win” opportunities. Due to the industry slowdown and reluctance to initiate new projects, Cimetrix did not gain any significant “design wins” during the first quarter of 2009.

Cost of Revenues

     The Company's cost of revenues as a percentage of total revenues for the three months ended March 31, 2009 was 45%, compared to 46% for the three months ended March 31, 2008. Cost of revenues decreased $250,000, or 40%, to $370,000 for the three months ended March 31, 2009, from $620,000 for the three months ended March 31, 2008. These decreases were a combination of lower revenues, as discussed above and reduced costs, including head count reductions as a result of a reduction in force in May 2008. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

     Sales and marketing expenses decreased $70,000, or 22%, to $244,000 during the three months ended March 31, 2009, from $314,000 during the three months ended March 31, 2008. Sales and marketing expenses increased to 30% of total revenues for the three month ended March 31, 2009 as compared to 23% of total revenues in the prior year period, primarily because of the decrease in revenues. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

     Research and development expenses decreased $80,000, or 32%, to $172,000 during the three months ended March 31, 2009, from $252,000 during the three months ended March 31, 2008. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in product development. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below. Research and development increased as a percentage net sales from 19% in the first quarter of 2008 to 21% in the first quarter of 2009, primarily as a result of the decline in revenues.

General and Administrative

     General and administrative expenses decreased $171,000, or 36%, to $304,000 in the three months ended March 31, 2009, from $475,000 in the three months ended March 31, 2008. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices. The majority of these decreases were a combination of (a) lower costs associated with Stock-based compensation as prior year awards fully vest, expire or were forfeited, (b) renegotiated reduced rent for our principal administrative offices in Salt Lake City and termination and subsequent closure of our Tempe, Arizona facility closed on December 31, 2008, and (c) reduced costs associated with salaries, benefits, professional fees, and consulting fees.

Depreciation and Amortization

     Depreciation and amortization expense decreased $29,000, or 54%, to $25,000 in the three months ended March 31, 2009, from $54,000 in the three months ended March 31, 2008. The decrease in depreciation and amortization resulted from aging equipment becoming fully depreciated and the impairment write-down of the Customer Relations Intangible Asset during the period ended December 31, 2008.

Other Income (Expense)

     Interest and other income for the three months ended March 31, 2009 decreased by $1,000, to $0, from $1,000 for the three months ended March 31, 2008. The decrease in interest income resulted from lower levels of cash reserves during the current year.

     Interest expense for the three months ended March 31, 2009 increased by $13,000, to $33,000, from $20,000 for the three months ended March 31, 2008. The increase resulted mostly from additional borrowings represented by the new Senior Notes secured in December 2008 and the first quarter of 2009, and the increased interest rate on existing Senior Notes from 8% to 10% in conjunction with the extension of the maturity date of the Senior Notes from September 30, 2008 to September 30, 2010.

Liquidity and Capital Resources

     At March 31, 2009, the Company had current assets of $511,000, including cash and cash equivalents of $25,000, and current liabilities of $1,397,000, resulting in a working capital deficiency of $886,000. Excluding deferred revenue of $412,000, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, and accrued expenses of $19,000, which will be paid through the issuance of the Company’s common stock for vested restricted stock awards, the Company’s current liabilities exceeded current assets by $455,000 at March 31, 2009.

     As of March 31, 2009, the Company had notes payable and long-term debt totaling $1,176,000 net of discount, comprised of the following:

10% Senior Notes due September 30, 2010	$733,000
Secured bank loan due December 25, 2009	401,000
Other	44,000
Senior Note Discount	(2,000)
Total	1,176,000
Less current portion	422,000
Long-term portion	$754,000

     Included in the Senior Notes Payable at September 30, 2010, are Senior Notes outstanding of $299,000 held by officers, employees or their affiliates.

     Senior Notes - At March 31, 2009, there were warrants issued to the Senior Note holders to purchase a total of 397,037 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2010.

     During September 2008, the Company and the holders of the Senior Notes formerly due September 30, 2008 agreed to an extension of the maturity date to September 30, 2010. As part of this extension, the exercise price of the warrants associated with the Senior Notes was reduced to $0.05 per share and the expiration date of the warrants extended to September 30, 2010.

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

     In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. As of the May 15, 2009, the Company had secured at total of $287,000 in new Notes and issued warrants to purchase 143,000 shares of common shares of the Company at $0.05 per share.

     Revolving Bank Line of Credit and Bank Loan - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007. This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Facility Agreement”). On January 20, 2009, the Company and the Bank entered into a First Amendment to the Facility Agreement (the “Amendment”), effective December 25, 2008. The Amendment extended the maturity date of the Facility Agreement to December 24, 2009, reduced the applicable interest rate and certain other fees associated with the credit facility and required the Company to obtain an additional $250,000 in equity or subordinated debt financing.

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

     Historically, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2009, the Company had an accumulated deficit of $34,162,000 and total stockholders’ deficit of $1,478,000. At March 31, 2009, the Company had current assets of $511,000, including cash and cash equivalents of $25,000, and current liabilities of $1,397,000, resulting in a working capital deficit of

$886,000. During the first quarter of 2009, the Company reported a net loss of $324,000 and net cash used in operating activities of $91,000. Management believes that its cost reduction efforts, including across the board pay cuts implemented on April 1, 2009 and Company furloughs scheduled for the remainder of 2009, combined with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

     Net cash used in operating activities for the three months ended March 31, 2009 was $91,000, compared to net cash used by operating activities of $483,000 for the same three-month period in 2008. The decrease in net cash used in operating activities in the first quarter of 2009 over the same period in 2008 was a combination of the reduction in cash compensation paid to executive and management employees, reduction in force, reduced headquarter and satellite office rent, and other reduced operating costs. Additionally, the Company deferred payment on a significant number of accounts payable and accrued expenses in the fourth quarter of 2007 which were subsequently paid in the first three months of 2008.

     Net cash provided by investing activities, consisted of the sale of property and equipment, during the three months ended March 31, 2009 was $12,000. There was no cash used in or provided by investing activities for the three months ended March 31, 2008.

     Net cash provided by financing activities for the three months ended March 31, 2009 was $89,000, comprised of borrowings from the bank loan of $695,000 proceeds from the sale of Senior Notes of $100,000, partially offset by bank loan repayments of $701,000 and payments of other debt of $5,000. Net cash provided by financing activities for the three months ended March 31, 2008 was $424,000, comprised of net increases in borrowings from the bank loan of $425,000 and short-term related party advances of $100,000, partially offset by payments of other debt of $1,000 and repayment of short-term related party advances of $100,000.

     During the three months ended March 31, 2009 and in addition to the stock-based compensation and depreciation and amortization expense, other significant non-cash transactions were recorded on the Company’s books. In exchange for New Senior Notes, two vendors cancelled accounts payable amounts due from the Company to the vendors totaling $50,000. In exchange for compensation accrued and not paid, the Company reduced accrued expenses related to accrued salaries for two employees of the Company and issued New Senior Notes totaling $11,000.

     The Company has not been adversely affected by inflation. Revenues from foreign customers were $536,000 during the three months ended March 31, 2009, representing 65% of the Company’s total revenues, compared to $583,000, or 43%, of total revenues during the same period in 2008. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

     Total revenues for the first three months of 2009 decreased 39% compared to the first three months of 2008, reflecting declines in software and support revenue due to negative industry conditions and the gobal economic downturn. Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue decreased year-over-year as new customer shipments have been reduced due to the overall decline in capital equipment shipments by the Company’s customers. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products. While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it appears that fewer companies are initiating new programs for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company. In addition, there is increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

     The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. This includes the Company’s efforts to promote the use of SEMI Standards in other markets, particularly the solar-photovoltaic market. Industry analysts have forecasted a decline in semiconductor capital equipment spending by 45% in 2009. This projection will likely be exceeded as a result of the dramatic effect on capital expenditures of the current global economic downturn and uncertainty in the credit markets. This directly affects the Company as general machine shipments are lower year-over-year, and many equipment suppliers customers will “push out” or delay new projects.

     In the face of continued semiconductor industry difficulties, effective April 1, 2009, the Company implemented a further cost reduction program, including across the board pay cuts, furloughs scheduled through the end of 2009, and suspension of the Company’s matching 401(k) program to bring expenses in-line with the anticipated slowdown in revenues while it awaits the expected industry upturn. The executive and management team members continue to receive only a portion of their compensation under a policy first implemented in April 2008.

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

     The Company has also been investing in pursuing the Japanese market for its products with its distribution partner. However, the Japanese semiconductor market has been hit very hard by the global economic downturn and the Company has very limited visibility into future revenues from Japan or the financial viability of its distributor.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

None

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any pending litigation.

ITEM 1A. RISK FACTORS

     The Company has disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect its business, financial condition or future results of operations. The risk factors discussed below update these risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

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

The Company experienced increases in its operating loss and net cash used in operating activities during the three months ended March 31, 2009, which negatively impacted its liquidity.

     As of March 31, 2009, the Company had an accumulated deficit of $34,162,000, and total stockholders’ deficit of $1,478,000. At March 31, 2009, the Company had current assets of $511,000, including cash and cash equivalents of $25,000, and current liabilities of $1,397,000, resulting in a working capital deficiency of $886,000. During the first quarter of 2009, the Company reported a net loss of $324,000 and net cash used in operating activities of $91,000. The Company does not currently have the assets available to continue to fund such losses and the use of cash in operating activities. In addition, the Company’s principal credit facility, with an outstanding balance of $401,000 as of March 31, 2009 is currently due December 24, 2009. In the event that the Company is unable to extend this credit facility or obtain a replacement facility, it will not have the funds necessary to repay this obligation when due. In that case, it will be obligated to seek alternative financing or to substantially reduce or terminate operations. If the Company is unable to achieve operating cash flows sufficient to permit it to meet its obligations, both short-term and long-term, it will not be able to continue to operate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In February 2009, the Company issued stock certificates related to 100,000 shares of its common stock subject to restricted stock awards previously granted to officers and directors. The issuance reduced the Company’s restricted stock obligation by $30,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities
Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated May 15, 2009*

* Exhibits filed with this report

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: May 15, 2009

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)