Form 10-Q
period 2009-06-30
CIMETRIX INC
filed 2009-08-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes ☐ No ☐

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

Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock as of August 10, 2009:
Common stock, par value $.0001 – 46,643,057 shares

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,000	$15,000
Restricted cash	-	121,000
Accounts receivable, net	250,000	407,000
Inventories	-	2,000
Prepaid expenses and other current assets	22,000	25,000
Total current assets	287,000	570,000

Property and equipment, net	25,000	57,000
Intangible assets, net	29,000	56,000
Goodwill	64,000	64,000
Other assets	20,000	29,000

	$425,000	$776,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$181,000	$184,000
Accrued expenses	403,000	321,000
Deferred revenue	290,000	460,000
Current portion of notes payable and capital lease obligations	289,000	503,000
Current portion of notes payable – related party	100,000	-
Total current liabilities	1, 263,000	1,468,000

Long-term liabilities:
Notes payable – related parties, net	359,000	188,000
Long-term portion of notes payable and capital lease
obligations	456,000	335,000
Total long-term liabilities	815,000	523,000

Total liabilities	2,078,000	1,991,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 33,668,057 and 33,568,057 shares issued,
respectively	3,000	3,000
Additional paid-in capital	32,739,000	32,669,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(34,346,000)	(33,838,000)
Total stockholders’ deficit	(1,653,000)	(1,215,000)

	$425,000	$776,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Revenues:
New software licenses	$308,000	$455,000	$505,000	$1,146,000
Software license updates and product support	204,000	245,000	437,000	543,000
Total software revenues	512,000	700,000	942,000	1,689,000
Professional services	189,000	295,000	582,000	661,000

Total revenues	701,000	995,000	1,524,000	2,350,000

Operating costs and expenses:
Cost of revenues	247,000	437,000	617,000	1,057,000
Sales and marketing	178,000	269,000	421,000	583,000
Research and development	121,000	230,000	293,000	482,000
General and administrative	280,000	403,000	585,000	878,000
Depreciation and amortization	24,000	54,000	49,000	108,000

Total operating costs and expenses	850,000	1,393,000	1,965,000	3,108,000

Loss from operations	(149,000)	(398,000)	(441,000)	(758,000)

Other income (expense):
Interest and other income	-	-	-	1,000
Interest expense	(35,000)	(42,000)	(68,000)	(62,000)
Gain on sale of assets	-	-	1,000	-

Total other expense, net	(35,000)	(42,000)	(67,000)	(61,000)

Loss before income taxes	(184,000)	(440,000)	(508,000)	(819,000)

Provision for income taxes	-	-	-	-

Net loss	$(184,000)	$(440,000)	$(508,000)	$(819,000)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding:
Basic	33,810,000	32,007,000	33,784,000	31,967,000
Diluted	33,810,000	32,007,000	33,784,000	31,967,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

		Six Months Ended
		June 30,
		2009		2008
Cash flows from operating activities:
Net loss		$(508,000)		$(819,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization		49,000		108,000
Provision for doubtful accounts		29,000		(20,000)
Stock-based compensation		39,000		229,000
Stock issued for services		-		1,000
Gain on sale of assets		(1,000)		-
(Increase) decrease in:
Restricted cash		121,000		-
Accounts receivable		128,000		469,000
Inventories		2,000		1,000
Prepaid expenses and other current assets		12,000		5,000
Other assets		6,000		-
Increase (decrease) in:
Accounts payable		42,000		(292,000)
Accrued expenses		133,000		(207,000)
Deferred revenue		(170,000)		93,000

Net cash provided by (used in) operating activities		(118,000)		(432,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment		12,000		-
Purchase of property and equipment		-		(1,000)

Net cash provided by (used in) investing activities		12,000		(1,000)

Cash flows from financing activities:
Proceeds from the issuance of debt		1,216,000		1,427,000
Proceeds from the issuance of debt to related parties		150,000		-
Proceeds from related party advances		125,000		140,000
Payments of debt		(1,360,000)		(1,251,000)
Payments of related party advances		(25,000)		(140,000)

Net cash provided by (used in) financing activities		106,000		176,000

Net increase (decrease) in cash and cash equivalents		-		(257,000)
Cash and cash equivalents, beginning of period		15,000		339,000

Cash and cash equivalents, end of period		$15,000		$82,000

Supplemental non-cash financing and investing activities	$		$
Discount on debt through issuance of warrants		$1,000		$-
Reduction of accounts payable through issuance of debt		$50,000		$-
Reduction of accrued expenses through issuance of debt		$21,000		$-
Reduction of restricted stock payable from issuance of stock		$30,000		$270,000

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

     Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008 is unaudited, and the balance sheet as of December 31, 2008 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2009. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – SUBSEQUENT EVENTS

     On August 10, 2009, the Company entered into a Common Stock Purchase Agreement with Rorze Corporation to issue and sell shares of restricted Common Stock of the Company, par value $0.0001 per share. Rorze Corporation purchased 13,000,000 shares of restricted Common Stock in exchange for payment to the Company of $650,000. The payment terms of the agreement call for 50% payment upon execution of the Agreement and the remaining 50% within 45 days of the execution of the Agreement. Rorze Corporation has been a customer of the Company and user of Cimetrix products since 2007. Management believes that the cash from this transaction combined with the cost reduction efforts and amounts available from the Company’s bank loan facility and short-term related party advances will be sufficient to fund planned operations for the next twelve months.

     In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 14, 2009.

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has and continues to incur significant losses which have resulted in an accumulated deficit of $34,346,000 as of June 30, 2009. While Management believes that the sale of its common stock on August 10, 2009, combined with its cost reduction efforts, including across the board pay cuts, Company furloughs scheduled for the remainder of 2009 and funds available from the bank loan facility and from short-term related party advances will be sufficient to fund planned operations at lower revenue levels for the next twelve months, there remains substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

NOTE 4 – STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted and recognized over the period in which the award vests.

     The stock-based compensation expense for the three-month and six-month periods ended June 30, 2009 and June 30, 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended
	June 30 ,
	2009	2008
Cost of revenues	$2,000	$5,000
Sales and marketing	2,000	42,000
Research and development	1,000	7,000
General and administrative	4,000	85,000

Total stock-based compensation expense realized
and increase in net loss	$9,000	$139,000

	Six Months Ended
	June 30 ,
	2009	2008

Cost of revenues	$5,000	$10,000
Sales and marketing	13,000	65,000
Research and development	2,000	14,000
General and administrative	19,000	140,000

Total stock-based compensation expense realized
and increase in net loss	$39,000	$229,000

     During the six months ended June 30, 2009, options to purchase 500,000 shares of the Company’s common stock were issued to the Company’s employees, with an exercise price of $0.02 per share. The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing modeling using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	71.85%
Risk free interest rate	2.65%

Expected life of option	5.84	years

     As of June 30, 2009, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $52,000, and the weighted average period over which these awards are expected to be recognized was 1.56 years.

The following table summarizes the stock option activity during the six months ended June 30, 2009:

		Weighted Average Exercise Price	Weighted Average Remaining Contract Term
				Aggregate Intrinsic Value
	Options
Outstanding at December 31, 2008	4,219,000	$0.32
Granted	500,000	$0.02
Exercised	-	-
Expired	(495,000)	$0.34
Forfeited	(200,000)	$0.17

Outstanding at June 30, 2009	4,024,000	$0.29	4.16	$-

Options vested and exercisable at June 30, 2009	3,339,000	$0.33	3.80	$-

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of June 30, 2009, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

     During the six months ended June 30, 2009, there were no restricted stock awards granted. The total fair value of restricted stock shares vesting in the six month periods of June 30, 2009 and 2008 was $2,000 and $109,000, respectively.

     Included in accrued expenses in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008 are liabilities of $19,000 and $48,000 respectively, representing vested restricted stock awards for which shares have not been issued. These amounts represent 167,111 and 169,611 vested restricted stock awards that have not been issued as of June 30, 2009 and December 31, 2008, respectively.

NOTE 5 – EARNINGS (LOSS) PER SHARE

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

     No stock options or warrants are included in the computation of weighted average number of shares for the periods ending June 30, 2009 and 2008 because the effect of their exercise would be antidilutive. At June 30, 2009, the Company had outstanding options, warrants and unissued restricted stock awards to purchase a total of 4,439,000 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company’s notes payable and capital lease obligations consisted of the following:

Related Party:	June 30, 2009	December 31, 2008
Senior Notes, unsecured, with interest at 10% payable semiannually on April 1 and October 1, 2009 and 2010, maturing September 30, 2010
payable to officers, employees, or their affiliates	$360,000	$189,000

Stand-Alone Revolving Note, with interest at 10%, maturing
December 31, 2009 payable to officer	$100,000	-
Less discount	(1,000)	(1,000)
Total	459,000	188,000
Less current portion	100,000	-
Long-term portion	$359,000	$188,000

Other:	June 30, 2009	December 31, 2008
Senior Notes, unsecured, with interest at 10% payable semiannually on
April 1 and October 1, 2009 and 2010, maturing September 30, 2010	$433,000	$308,000

Bank loan, secured by accounts receivable with interest at 7.75% per annum plus a collateral handling fee of .30% per month on face amount of
financed receivables	274,000	482,000

Installment notes payable to financing company, payable in
monthly payments totaling $1,901, including interest at 24.49%,
from March 2008 through February 2011	31,000	38,000

Capital lease payable to financing company, payable in monthly payments of
$426 including interest at 4.0%, from March 2008 through February 2011	8,000	11,000
Less discount	(1,000)	(1,000)
Total	745,000	838,000
Less current portion	289,000	503,000
Long-term portion	$456,000	$335,000

     Senior Notes - At June 30, 2009, there were warrants issued to the Senior Note holders to purchase a total of 427,000 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2010.

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

     In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. As of June 30, 2009, the Company had secured at total of $322,000 in new Notes and issued warrants to purchase 161,000 shares of common shares of the Company at $0.05 per share.

      Revolving Bank Line of Credit and Bank Loan - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007. This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Facility Agreement”). On January 20, 2009, the Company and the Bank entered into a FirstAmendment to the Facility Agreement (the “Amendment”), effective December 25, 2008. The Amendment extended the maturity date of the Facility Agreement to December 24, 2009, reduced the applicable interest rate and certain other fees associated with the credit facility and required the Company to obtain an additional $250,000 in equity or subordinated debt financing.

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

       Stand-Alone Revolving Note – The Company and an officer of the Company entered into a Stand-Alone Revolving Note (“Note”) dated November 8, 2007 and amended by the First Amendment to Stand Alone Revolving Note on April 13, 2009. The balance of this Note at June 30, 2009 was $100,000.

       Subject to the terms of the agreement, the Company may borrow up to $100,000 with an interest rate equal to 10% per annum on the outstanding balance. Interest and principal payments are made on a mutually agreeable schedule, as determined by the Company and the officer. This Note is unsecured and matures on December 31, 2009.

NOTE 7 – COMMON STOCK

     In February, 2009, the Company issued 100,000 shares of its restricted common stock to officers and directors in satisfaction of prior year awards that had fully vested. As of June 30, 2009 and December 31, 2008, an obligation of $19,000 and $48,000, respectively, was reflected as an accrued liability on the Company’s balance sheet related to unissued shares of its restricted common stock to officers and directors.

NOTE 8 – RELATED PARTY TRANSACTIONS

     During the six-months ended June 30, 2009, the Company did not have any sales to related customers. For the three and six months ended June 30, 2008, the Company had the following revenues from two customers that were also shareholders of the Company:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

New software licenses	$3,000	$26,000
Software license updates and product support	23,000	43,000
Total software revenues	26,000	69,000
Professional Services	-	-
Total software revenues	$26,000	$69,000

     The Company did not have any accounts receivable from related customers at June 30, 2009. The Company had accounts receivable from these two customers totaling $19,000 at June 30, 2008.

NOTE 9 – MAJOR CUSTOMERS

     During the three months ended June 30, 2009, one customer accounted for 18% of the Company’s total revenues. During the three months ended June 30, 2008, one customer accounted for 12% of the Company’s total revenues. During the six months ended June 30, 2009, one customer accounted for 19% of the Company’s total revenues. During the six months ended June 30, 2008, no customer accounted for 10% or more of the Company’s total revenues.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2009, the FASB released FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, and the Company has adopted them in second quarter 2009. See Note 10.

     In April 2009, the FASB released FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-4). This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009. SFAS 157-4 did not have a significant impact on the Company’s financial statements.

     In April 2009, the FASB released FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009. This FSP did have a significant impact on the Company’s financial statements.

     In May 2009, the FASB issued statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date. See Note 2.

     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets –an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. SFAS 166 is effective for calendar year companies beginning on January 1, 2010. The Company has not yet determined the impact that adoption of SFAS 166 will have on its financial statements.

     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. SFAS 167 is effective for calendar year companies beginning on January 1, 2010. The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial statements.

     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. The Company will adopt this new accounting standard for its financial statements for the quarterly period ending September 30, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2009 and June 30, 2008 and the Company’s financial position at June 30, 2009. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Critical Accounting Policies

     The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Operations Review

     The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100%	100%	100%	100%

Operating costs and expense:
Cost of revenues	35	44	41	45
Sales and marketing	26	27	28	25
Research and development	17	23	19	20
General and administration	40	41	38	37
Depreciation and amortization	3	5	3	5

Total operating costs and expenses	121	140	129	132

Loss from operations	(21)	(40)	(29)	(32)
Other expense, net	(5)	(4)	(4)	(3)

Net loss	(26)%	(44)%	(33)%	(35)%

     The Company’s operating results for the three-month period June 30, 2009 reflect the current challenging semiconductor industry conditions and a continuing recessionary global economy. As revenues continued to decrease, the Company managed the cost structure of the Company, seeking to keep operating costs and expenses in line.

     The Company reported a net loss of $184,000 for the three months ended June 30, 2009, compared to a net loss of $440,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company reported a net loss of $508,000, compared to a net loss of $819,000 for the six months ended June 30, 2008. The net loss for all periods includes non-cash stock-based compensation expense and non-cash depreciation and amortization expense. The net loss for the three months and six months ended June 30, 2009 includes a non-cash adjustment of $29,000 to bad debt expense. For the three-month periods ended June 30, 2009 and June 30, 2008, stock-based compensation expense was $9,000 and $139,000, respectively, and depreciation and amortization expense was $24,000 and $54,000, respectively. For the six-month periods ended June 30, 2009 and June 30, 2008, stock based compensation expense was $39,000 and $229,000, respectively, and depreciation and amortization was $49,000 and $108,000, respectively.

     Net cash used in operating activities was $118,000 for the six months ended June 30, 2009, compared to net cash used in operating activities of $432,000 for the six months ended June 30, 2008.

Results of Operations

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,

	2009		2008		2009		2008
New software licenses	$308,000	44%	$455,000	46%	$505,000	33%	$1,146,000	49%
Software license updates
and product support	204,000	29%	245,000	25%	437,000	29%	543,000	23%

Total software revenues	512,000	73%	700,000	71%	942,000	62%	1,689,000	72%

Professional services	189,000	27%	295,000	29%	582,000	38%	661,000	28%

Total revenues	$701,000	100%	$995,000	100%	$1,524,000	100%	$2,350,000	100%

    Total revenues decreased by $294,000, or 30%, to $701,000 for the three months ended June 30,2009, from $995,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, total revenues decreased by $826,000 or 35% to $1,524,000 from $2,350,000 for the six months ended June 30, 2008. As the table above indicates, the decrease in net sales in the first two quarters of 2009 as compared to the prior year’s quarters was attributable to decreases in all categories as our customers responded to the global economic crisis by curtailing expenditures. The market for semiconductor 300mm capital equipment, our largest source of revenue for the past several years, virtually came to a stop in the first quarter of 2009. Customer shipments of 300mm equipment increased slightly in the second quarter of 2009, but were still far below prior year levels. The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of software development kits to new customers, the decrease in software license revenue associated with machine shipments and the decrease in revenue associated with software license updates and product support as some customers went out of business or could no longer afford to purchase annual support.

     Total software revenues decreased to $512,000 for the three months ended June 30, 2009, as compared to $700,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, software revenues decreased to $942,000 for the six months ended June 30, 2009 as compared to $1,689,000 for the six months ended June 30, 2008. The mix of revenue categories is subject to change on a quarter-to-quarter basis, and it is difficult to predict the timing and probability of “design win” opportunities. Due to the industry slowdown and reluctance to initiate new projects, there were not many opportunities for design wins for the Company’s products worldwide during the first six months of 2009. However, Cimetrix did gain five design wins for its CIMConnect product line for SECS/GEM connectivity during the first six months of 2009.

Cost of Revenues

     The Company's cost of revenues as a percentage of total revenues for the three months ended June 30, 2009 was 35%, compared to 44% for the three months ended June 30, 2008. Cost of revenues decreased $190,000, or 43%, to $247,000 for the three months ended June 30, 2009, from $437,000 for the three months ended June 30, 2008. This decrease was due primarily to lower professional services revenue, which revenue has higher labor and other costs of revenues than software revenues. The Company’s cost of revenue as a percentage of total revenues for the six months ended June 30, 2009 was 41% compared to 45% for the six months ended June 30, 2008. Cost of revenues decreased $440,000 or 42%, to $617,000 for the six months ended June 30, 2009, from $1,057,000 for the six months ended June 30, 2008. These decreases were a combination of lower revenues, as discussed above and reduced costs, including furloughs, across the board pay cuts and head count reductions. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

     Sales and marketing expenses decreased $91,000, or 34%, to $178,000 during the three months ended June 30, 2009, from $269,000 during the three months ended June 30, 2008. Sales and marketing expenses decreased to 26% of total revenues for the three months ended June 30, 2009 as compared to 27% of total revenues in the prior year period, primarily due to cost reduction efforts, including furloughs and across the board pay cuts. During the six months ended June 30, 2009, sales and marketing expenses decreased $162,000 or 28% to $421,000 from $583,000 during the six months ended June 30, 2008. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

     Research and development expenses decreased $109,000, or 47%, to $121,000 during the three months ended June 30, 2009, from $230,000 during the three months ended June 30, 2008. During the six months ended June 30, 2009, research and development expenses decreased $189,000 or 39% to $293,000 from $482,000 during the six months ended June 30, 2008, primarily due to cost reduction efforts, including furloughs, across the board pay cuts and head count reductions. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in product development. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

     General and administrative expenses decreased $123,000 or 31%, to $280,000 in the three months ended June 30, 2009, from $403,000 in the three months ended June 30, 2008. During the six months ended June 30, 2009, general and administrative expenses decreased $293,000 or 33% to $585,000 from $878,000 during the six months ended June 30, 2008. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices. The majority of these decreases were a combination of (a) lower costs associated with stock-based compensation as prior year awards fully vested, expired or were forfeited, (b) renegotiated reduced rent for our principal administrative offices in Salt Lake City and termination and subsequent closure of our Tempe, Arizona facility closed on December 31, 2008, (c) reduced costs associated with benefits, professional fees, and consulting fees and (d) reduced costs related to across the board pay cuts and furloughs.

Depreciation and Amortization

     Depreciation and amortization expense decreased $30,000 or 56% to $24,000 in the three months ended June 30, 2009, from $54,000 in the three months ended June 30, 2008. During the six months ended June 30, 2009, depreciation and amortization decreased $59,000 or 55%, to $49,000 from $108,000 in the six months ended June 30, 2008. The decrease in depreciation and amortization resulted from aging equipment becoming fully depreciated and the impairment write-down of the Customer Relations Intangible Asset during the period ended December 31, 2008.

Other Income (Expense)

     Interest and other income for the three months ended June 30, 2009 and 2008 was $0. During the six months ended June 30, 2009 and June 30, 2008, interest and other income was $1,000, respectively.

     Interest expense for the three months ended June 30, 2009 decreased by $7,000, to $35,000, from $42,000 for the three months ended June 30, 2008. During the six months ended June 30, 2009, interest expense for the six months ended June 30, 2009 increased $6,000 to $68,000 from $62,000 for the six months ended June 30, 2008. The decrease in interest expense for the three months ended June 30, 2009, compared to the same period in 2008 was due mostly from the reduced borrowings on the Bank Loan. The year to date interest increase resulted mostly from additional borrowings represented by the new Senior Notes secured in December 2008 and the first six months of 2009, and the increase in interest rates on existing Senior Notes from 8% to 10% in conjunction with the extension of the maturity date of the Senior Notes from September 30, 2008 to September 30, 2010.

Liquidity and Capital Resources

     At June 30, 2009, the Company had current assets of $287,000, including cash and cash equivalents of $15,000, and current liabilities of $1,263,000, resulting in a working capital deficiency of $976,000. Excluding deferred revenue of $290,000, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, and accrued expenses of $19,000, which will be paid through the issuance of the Company’s common stock for vested restricted stock awards, the Company’s current liabilities exceeded current assets by $667,000 at June 30, 2009.

     On August 10, 2009, the Company entered into a Common Stock Purchase Agreement to sell 13,000,000 shares of restricted Common Stock in exchange for $650,000. Management believes the cash from this Agreement combined with the Company’s cost reduction efforts, amounts available from the bank loan facility and short-term related party advances will be sufficient to fund planned operations for the next twelve months.

     As of June 30, 2009, the Company had notes payable and long-term debt totaling $1,204,000 net of discount, comprised of the following:

10% Senior Notes due September 30, 2010	$793,000
Secured bank loan due December 25, 2009	274,000
Stand-alone revolving note due December 31, 2009	100,000
Other	39,000
Senior Note Discount	(2,000)
Total	1,204,000
Less current portion	389,000
Long-term portion	$815,000

     Included in the Senior Notes Payable at September 30, 2010, are Senior Notes outstanding of $359,000 held by officers, employees or their affiliates.

      Senior Notes -  During September 2008, the Company and the holders of the Senior Notes formerly due September 30, 2008 agreed to an extension of the maturity date to September 30, 2010. As part of this extension, the interest rate on the Senior Notes was adjusted from 8% to 10% and the warrant price was adjusted from an exercise price of $0.35 per share to $0.05 per share. The warrants represent the right to acquire 427,000 shares of common stock and expire September 30, 2010. The value of the net adjustment in warrant price has been recorded as a reduction of the principal amount of the Senior Notes and an increase to additional paid-in capital. This discount will be accreted and recognized as interest expense over the remaining life of the Senior Notes.

     In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. As of the June 30, 2009, the Company had secured at total of $322,000 in new Notes and issued warrants to purchase 161,000 shares of common shares of the Company at $0.05 per share.

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

     Historically, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2009, the Company had an accumulated deficit of $34,346,000 and total stockholders’ deficit of $1,653,000. At June 30, 2009, the Company had current assets of $287,000, including cash and cash equivalents of $15,000, and current liabilities of $1,263,000, resulting in a working capital deficit of $976,000. During the first six months of 2009, the Company reported a net loss of $508,000 and net cash used in operating activities of $118,000. On August 10, 2009, the Company entered into a Common Stock Purchase Agreement to sell 13,000,000 shares of restricted Common Stock in exchange for $650,000. The impact of this Agreement will increase cash and improve working capital. Management believes that the proceeds from the Common Stock Purchase Agreement combined with its cost reduction efforts, including across the board pay cuts implemented on April 1, 2009 and Company furloughs scheduled for the remainder of 2009, combined with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

     Net cash used in operating activities for the six months ended June 30, 2009 was $118,000, compared to net cash used by operating activities of $432,000 for the same six-month period in 2008. The decrease in net cash used in operating activities in the current year over the same period in 2008 was a combination of the reduction in cash compensation paid to executive and management employees, reduction in force, reduced headquarter and satellite office rent, and other reduced operating costs. Additionally, the Company deferred payment on a significant number of accounts payable and accrued expenses in the fourth quarter of 2007 which were subsequently paid in the first three months of 2008.

     Net cash provided by investing activities, consisting of the sale of property and equipment, during the six months ended June 30, 2009 was $12,000. Net cash used in investing activities, consisting of the purchase of property and equipment, during the six months ended June 30, 2008 was $1,000.

     Net cash provided by financing activities for the six months ended June 30, 2009 was $106,000,comprised of borrowings from the bank loan of $1,216,000, proceeds from the sale of Senior Notes of $150,000 and short-term related party advances of $125,000, partially offset by bank loan repayments of $1,351,000, repayment of short-term related party advances of $25,000 and payments of other debt of $9,000. Net cash provided by financing activities for the six months ended June 30, 2008 was $176,000, comprised of net increases in borrowings from the bank loan of $1,427,000 and short-term related party advances of $140,000, partially offset by bank loan repayments of $1,244,000, payments of other debt of $7,000 and repayment of short-term related party advances of $140,000.

     During the six months ended June 30, 2009 and in addition to the stock-based compensation and depreciation and amortization expense, other significant non-cash transactions were recorded on the Company’s books. In exchange for New Senior Notes, two vendors cancelled accounts payable amounts due from the Company to the vendors totaling $50,000. In exchange for compensation accrued and not paid, the Company reduced accrued expenses related to accrued salaries for two employees of the Company and issued New Senior Notes totaling $22,000. In April, 2009, the Company adjusted its bad debt allowance to record a net $29,000 non-cash bad debt write off due to a customer filing bankruptcy.

     The Company has not been adversely affected by inflation. Revenues from foreign customers were $933,000 during the six months ended June 30, 2009, representing 61% of the Company’s total revenues, compared to $1,060,000, or 45%, of total revenues during the same period in 2008. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

     Total revenues for the first six months of 2009 decreased 35% compared to the first six months of 2008, reflecting declines in software and support revenue and professional services revenue due to negative industry conditions and the global economic downturn. Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue decreased year-over-year as new customer shipments have been reduced due to the overall decline in capital equipment shipments by the Company’s customers. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products. While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it appears that fewer companies are initiating new programs for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company. In addition, there is increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

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

     The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are highly specialized. There can be no assurance about the timing of the recovery, if any, of the markets for industrial motion control that are served by the Company, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance. If the Company is unable to achieve positive cash flow from operations, it will be unable to survive in the long term.

     Because the business of the Company is dependant to a large degree on industry factors beyond its control, past financial performance is not necessarily indicative of future performance, and historical trends should not be used to anticipate future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

     As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Difficulties in the semiconductor industry and worsening global economic conditions have had a significant negative impact on the Company’s operations and such negative conditions may continue for the foreseeable future.

     The Company’s results of operations reflect current challenging semiconductor industry demand conditions and a worsening global economy. The Company’s management is currently seeking tomanage the cost structure of the Company in the face of decreased revenues, but the Company is unable to predict when industry conditions will improve. If conditions do not improve or continue to deteriorate, the Company will be adversely affected.

The Company experienced increases in its operating loss and net cash used in operating activities during the six months ended June 30, 2009, which negatively impacted its liquidity.

     As of June 30, 2009, the Company had an accumulated deficit of $34,346,000, and total stockholders’ deficit of $1,653,000. At June 30, 2009, the Company had current assets of $287,000, including cash and cash equivalents of $15,000, and current liabilities of $1,263,000, resulting in a working capital deficiency of $976,000. During the first six months of 2009, the Company reported a net loss of $508,000 and net cash used in operating activities of $118,000. On August 10, 2009, the Company entered into a Common Stock Purchase Agreement to sell 13,000,000 shares of restricted Common Stock in exchange for $650,000. The impact of this Agreement will increase cash and improve working capital. Management believes that the proceeds from the Common Stock Purchase Agreement combined with the assets available, will be sufficient to fund such losses and the use of cash in operating activities. The Company has a principal credit facility, with an outstanding balance of $274,000 as of June 30, 2009, that is currently due December 24, 2009. The Company also has a revolving note with an officer of the Company, with an outstanding balance of $100,000 at June 30, 2009 that is currently due December 31, 2009. In the event that the Company is unable to extend this credit facility and revolving note or obtain a replacement facility, it may not have the funds necessary to repay these obligation when due. In that case, it will be obligated to seek alternative financing or to substantially reduce or terminate operations. If the Company is unable to achieve operating cash flows sufficient to permit it to meet its obligations, both short-term and long-term, it will not be able to continue to operate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On August 10, 2009, the Company sold 13,000,000 shares of its restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or an aggregate of $650,000. No commissions were paid by the Company in connection with this transaction. The purchase price is payable in two installments, $325,000 paid on August 10, 2009 and the remaining $325,000 to be paid within 45 days of August 10, 2009. The Company anticipates using the proceeds to pay current obligations and to provide working capital for the upcoming 12 months.

     The sale was made in reliance on the exemptions from the registration requirements provided by Regulation D and Regulation S of the Securities Act of 1933, as amended. The sale was made to a single accredited purchaser which is organized under laws of Japan. The terms were privately negotiated and there was no general solicitation or directed selling efforts in connection with the transaction. The certificates representing the shares sold will bear a legend indicating that they have been issued in reliance on an exemption from the registration requirements of U.S. Securities laws and cannot be sold or transferred without compliance with such registration requirements or the availability of an exemption from such registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on June 27, 2009. The shareholders voted, either in person or by proxy, on the following three proposals, with the result of the shareholder vote as follows:

1.	To elect two directors to the Company’s Board of Directors for three-year terms. The nominees receiving the most votes were elected.

	Votes For	Withheld
Robert H. Reback	17,157,058	160,022
Scott C. Chandler	16,418,058	899,022

As of the date of the annual meeting, the Company’s other directors were C. Alan Weber and Michael B. Thompson.

2.	To ratify the appointment of HJ & Associates, LLC as the Company’s independent registered accountants for the year ending December 31, 2009.

For:	17,170,943
Against:	93,137
Abstain:	43,000

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 14, 2009*

* Exhibits filed with this report

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: August 14, 2009

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)