Form 10-Q
period 2009-09-30
CIMETRIX INC
filed 2009-11-16
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ______

Commission File Number:  0-16454

CIMETRIX INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0439107 (I.R.S. Employer Identification No.)

6979 South High Tech Drive, Salt Lake City, Utah (Address of principal executive office)	84047-3757 (Zip Code)

Registrant's telephone number, including area code:  (801) 256-6500

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
Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock as of November 9, 2009:
Common stock, par value $.0001 – 46,643,057 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

ASSETS	September 30, 2009 (Unaudited)	December 31, 2008
Current assets:
Cash and cash equivalents	$431,000	$15,000
Restricted cash	-	121,000
Accounts receivable, net	349,000	407,000
Inventories	-	2,000
Prepaid expenses and other current assets	16,000	25,000
Total current assets	796,000	570,000

Property and equipment, net	19,000	57,000
Intangible assets, net	15,000	56,000
Goodwill	64,000	64,000
Other assets	20,000	29,000

	$914,000	$776,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$132,000	$184,000
Accrued expenses	392,000	321,000
Deferred revenue	236,000	460,000
Current portion of notes payable and capital lease obligations	702,000	503,000
Current portion of notes payable – related party	438,000	-
Total current liabilities	1,900,000	1,468,000

Long-term liabilities:
Notes payable – related parties, net	-	188,000
Long-term portion of notes payable and capital lease obligations	10,000	335,000
Total long-term liabilities	10,000	523,000

Total liabilities	1,910,000	1,991,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.0001 par value, 100,000,000 shares authorized, 46,668,057 and 33,568,057 shares issued, respectively	5,000	3,000
Additional paid-in capital	33,392,000	32,669,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(34,344,000)	(33,838,000)
Total stockholders’ deficit	(996,000)	(1,215,000)

	$914,000	$776,000
See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
New software licenses	$367,000	$437,000	$872,000	$1,583,000
Software license updates and product support	202,000	240,000	639,000	783,000
Total software revenues	569,000	677,000	1,511,000	2,366,000
Professional services	209,000	331,000	791,000	992,000

Total revenues	778,000	1,008,000	2,302,000	3,358,000

Operating costs and expenses:
Cost of revenues	198,000	383,000	815,000	1,440,000
Sales and marketing	176,000	292,000	597,000	875,000
Research and development	99,000	195,000	392,000	677,000
General and administrative	250,000	374,000	835,000	1,252,000
Depreciation and amortization	22,000	50,000	71,000	158,000

Total operating costs and expenses	745,000	1,294,000	2,710,000	4,402,000

Income (loss) from operations	33,000	(286,000)	(408,000)	(1,044,000)

Other income (expense):
Interest and other income	-	-	-	1,000
Interest expense	(31,000)	(26,000)	(99,000)	(88,000)
Gain on sale of assets	-	-	1,000	-

Total other expense, net	(31,000)	(26,000)	(98,000)	(87,000)

Income (loss) before income taxes	2,000	(312,000)	(506,000)	(1,131,000)

Provision for income taxes	-	-	-	-

Net income (loss)	$2,000	$(312,000)	$(506,000)	$(1,131,000)

Income (loss) per common share:
Basic	$0.00	$(0.01)	$(0.01)	$(0.04)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.04)

Weighted average number of shares outstanding:
Basic	36,640,000	32,843,000	34,747,000	32,258,000
Diluted	36,640,000	32,843,000	34,747,000	32,258,000
See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(506,000)	$(1,131,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71,000	158,000
Provision for doubtful accounts	29,000	(20,000)
Stock-based compensation	44,000	376,000
Stock issued for services	-	3,000
Gain on sale of assets	(1,000)	-
(Increase) decrease in:
Restricted cash	121,000	-
Accounts receivable	29,000	471,000
Inventories	2,000	1,000
Prepaid expenses and other current assets	17,000	31,000
Other assets	5,000	-
Increase (decrease) in:
Accounts payable	(6,000)	(287,000)
Accrued expenses	126,000	(191,000)
Deferred revenue	(224,000)	(33,000)

Net cash provided by (used in) operating activities	(293,000)	(622,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	12,000	-
Purchase of property and equipment	(2,000)	(2,000)
Sale of common stock	650,000	-

Net cash provided by (used in) investing activities	660,000	(2,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,687,000	2,388,000
Proceeds from the issuance of debt to related parties	175,000	-
Proceeds from related party advances	125,000	185,000
Payments of debt	(1,863,000)	(2,066,000)
Payments of related party advances	(75,000)	(185,000)

Net cash provided by (used in) financing activities	49,000	322,000

Net increase (decrease) in cash and cash equivalents	416,000	(302,000)
Cash and cash equivalents, beginning of period	15,000	339,000

Cash and cash equivalents, end of period	$431,000	$37,000

Supplemental non-cash financing and investing activities
Discount on debt through issuance of warrants	$1,000	$-
Reduction of accounts payable through issuance of debt	$50,000	$-
Reduction of accrued expenses through issuance of debt	$24,000	$-
Reduction of restricted stock payable from issuance of stock	$30,000	$270,000
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

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2009 and for the three and nine-month periods ended September 30, 2009 and 2008 is unaudited, and the balance sheet as of December 31, 2008 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2009.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 –  SUBSEQUENT EVENTS

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the financial statements are available for issuance, which occurred on November 13, 2009.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred significant losses which have resulted in an accumulated deficit of $34,344,000 as of September 30, 2009.  While Management believes that the incremental increases in software revenues, combined with the completed sale of its common stock in September 2009 and its cost reduction efforts will be sufficient to fund planned operations at these lower revenue levels for the next twelve months, there remains doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects related to recovery and classification of assets, or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

NOTE 4 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718.  Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30 ,
	2009	2008

Cost of revenues	$2,000	$23,000
Sales and marketing	2,000	39,000
Research and development	1,000	9,000
General and administrative	-	75,000

Total stock-based compensation expense realized and increase in net loss	$5,000	$146,000

	Nine Months Ended September 30 ,
	2009	2008

Cost of revenues	$7,000	$33,000
Sales and marketing	15,000	104,000
Research and development	3,000	24,000
General and administrative	19,000	215,000

Total stock-based compensation expense realized and increase in net loss	$44,000	$376,000

During the nine months ended September 30, 2009, options to purchase 500,000 shares of the Company’s common stock were issued to the Company’s employees, with an exercise price of $0.02 per share.  The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing modeling using the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	71.85%
Risk free interest rate	2.65%
Expected life of option	5.84 years

As of September 30, 2009, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $32,000, and the weighted average period over which these awards are expected to be recognized was 1.55 years.

The following table summarizes the stock option activity during the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,219,000	$ 0.32
Granted	500,000	$ 0.02
Exercised	-	-
Expired	(505,000)	$ 0.34
Forfeited	(236,000)	$ 0.20

Outstanding at September 30, 2009	3,978,000	$ 0.29	3.87	$ 5,000

Options vested and exercisable at September 30, 2009	3,428,000	$ 0.32	3.58	$ 2,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of September 30, 2009, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.
During the nine months ended September 30, 2009, there were no restricted stock awards granted.  The total fair value of restricted stock shares vesting in the nine month periods of September 30, 2009 and 2008 was $2,000 and $162,000, respectively.

Included in accrued expenses in the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008 are liabilities of $21,000 and $48,000 respectively, representing vested restricted stock awards for which shares have not been issued.  These amounts represent 173,361 and 169,611 vested restricted stock awards that have not been issued as of September 30, 2009 and December 31, 2008, respectively.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding plus unissued and vested restricted stock shares deemed as participating securities during the period.  The computation of diluted earnings per common share is based on the weighted average number of shares outstanding plus unissued and vested restricted stock shares deemed as participating securities during the period plus the weighted average common stock equivalents which would arise from the exercise of dilutive stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.

No stock options, warrants or unvested restricted stock shares are included in the computation of weighted average number of shares for the periods ending September 30, 2009 and 2008 because their effect would be antidilutive.  At September 30, 2009, the Company had outstanding options, warrants and unvested restricted stock awards to purchase a total of 4,604,000 common shares of the Company that could have a future dilutive effect on the calculation of earnings per share.

NOTE 6 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Company’s notes payable and capital lease obligations consisted of the following:

Related Party:	September 30, 2009	December 31, 2008
Senior Notes, unsecured, with interest at 10% payable semiannually on April 1 and October 1, 2009 and 2010, maturing September 30, 2010
payable to officers, employees, or their affiliates	$388,000	$189,000

Stand-Alone Revolving Note, with interest at 10%, maturing
December 31, 2009 payable to officer	$50,000	-
Less discount	-	(1,000)
Total	438,000	188,000
Less current portion	438,000	-
Long-term portion	$-	$188,000

Other:	September 30, 2009	December 31, 2008
Senior Notes, unsecured, with interest at 10% payable semiannually on
April 1 and October 1, 2009 and 2010, maturing September 30, 2010	$433,000	$308,000

Bank loan, secured by accounts receivable with interest at 7.75% per annum plus a collateral handling fee of .30% per month on face
amount of financed receivables	246,000	482,000

Installment notes payable to financing company, payable in
monthly payments totaling $1,901, including interest at 24.49%,
from March 2008 through February 2011	27,000	38,000

Capital lease payable to financing company, payable in monthly payments of $426 including interest at 4.0%, from March 2008 through
February 2011	7,000	11,000

Less discount	(1,000)	(1,000)
Total	712,000	838,000
Less current portion	702,000	503,000
Long-term portion	$10,000	$335,000

Senior Notes - At September 30, 2009, there were warrants issued to the Senior Note holders to purchase a total of 441,000 common shares of the Company at an exercise price of $0.05 per share.  The warrants expire on September 30, 2010.

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

In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”).  The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010.  Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note.  As of September 30, 2009, the Company had secured at total of $350,000 in new Notes and issued warrants to purchase 175,000 shares of common shares of the Company at $0.05 per share.

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

The Company, without the Bank’s consent, may not:

•	Convey, sell, transfer or otherwise dispose of its business or property other than in the ordinary course;
•	Engage in any new line of business, permit a change in control or change its jurisdiction of formation;
•	Merge or consolidate with another entity or acquire all of the capital stock or property of another entity;
•	Create, incur, assume or be liable for any new indebtedness other than permitted indebtedness as defined in the Agreement;
•	Create, incur, allow or suffer any lien on its property, or assign any right to receive income;
•	Maintain any other collateral account;
•	Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;

•	Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;
•	Make any payment on subordinated debt other than ordinary interest when due, or amend any provision in any document relating to subordinated debt;
•	Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

Stand-Alone Revolving Note – The Company and an officer of the Company entered into a Stand-Alone Revolving Note (“Note”) dated November 8, 2007 and amended by the First Amendment to Stand Alone Revolving Note on April 13, 2009.  The balance of this Note at September 30, 2009 was $50,000.

                Subject to the terms of the agreement, the Company may borrow up to $100,000 with an interest rate equal to 10% per annum on the outstanding balance.  Interest and principal payments are made on a mutually agreeable schedule, as determined by the Company and the officer.  This Note is unsecured and matures on December 31, 2009.

NOTE 7 – COMMON STOCK

In February 2009, the Company issued 100,000 shares of its restricted common stock to officers and directors in satisfaction of prior year awards that had fully vested.

In August 2009, the Company entered into a Common Stock Purchase Agreement and sold 13,000,000 shares of restricted Common Stock in exchange for $650,000.

As of September 30, 2009 and December 31, 2008, an obligation of $21,000 and $48,000, respectively, was reflected as an accrued liability on the Company’s balance sheet related to unissued shares of its restricted common stock to officers and directors.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine-months ended September 30, 2009, the Company did not have any sales to related customers.  For the three and nine months ended September 30, 2008, the Company had the following revenues from two customers that were also shareholders of the Company:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
New software licenses	$60,000	$86,000
Software license updates and product support	39,000	82,000
Total software revenues	99,000	168,000
Professional Services	28,000	28,000
Total software revenues	$127,000	$196,000

The Company did not have any accounts receivable from related customers at September 30, 2009.  The Company had accounts receivable from the two customers identified above totaling $209,000 at September 30, 2008.

NOTE 9 – MAJOR CUSTOMERS

During the three months ended September 30, 2009, no customer accounted for 10% or more of the Company’s total revenues.  During the three months ended September 30, 2008, two customers accounted for 13% and 10% of the Company’s total revenues.  During the nine months ended September 30, 2009, one customer accounted for 15% or more of the Company’s total revenues.  During the nine months ended September 30, 2008, no customer accounted for 10% or more of the Company’s total revenues.

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. The Company adopted this guidance effective for its financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements but will alter the references to accounting literature within the consolidated financial statements.

In April 2009, the FASB issued guidance under ASC 825-10, Financial Instruments (FSP SFAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This guidance amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance is effective for interim periods ending after June 15, 2009. The Company adopted this guidance for the second quarter 2009.    See Note 10 for required disclosures.

In April 2009, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures, (FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”).  This guidance provides guidelines in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in the previous standard SFAS 157, “Fair Value Measurements.”  This guidance is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009.  This guidance did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued guidance under ASC 320, Investments – Debt and Equity Securities (FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This guidance provides clarity and consistency in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This guidance is effective for interim periods ending after June 15, 2009, and the Company adopted its provisions for second quarter 2009.  This guidance did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued guidance under ASC 855, Subsequent Events, (SFAS No. 165, “Subsequent Events”). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009. The adoption of this guidance did not have a material impact on the Company financial statements. See Note 2 for required disclosure.

In June 2009, the FASB issued guidance under SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for the Company beginning on January 1, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In June 2009, the FASB issued guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for the Company beginning on January 1, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value a liability should be determined.  This guidance is effective for the first reporting period after issuance.  The Company will adopt this guidance for its period ending December 31, 2009. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 and the Company’s financial position at September 30, 2009.  The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Critical Accounting Policies

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles.  The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods.  Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	100%	100%	100%	100%

Operating costs and expense:
Cost of revenues	25	38	35	43
Sales and marketing	23	29	26	26
Research and development	13	19	17	20
General and administration	32	37	37	37
Depreciation and amortization	3	5	3	5

Total operating costs and expenses	96	128	118	131

Income (loss) from operations	4	(28)	(18)	(31)
Other expense, net	(4)	(3)	(4)	(3)

Net income (loss)	0%	(31)%	(22)%	(34)%

The Company’s operating results for the three-month period September 30, 2009 reflect the current challenging semiconductor industry conditions and a continuing recessionary global economy.  As revenues are substantially lower than the prior year period, the Company managed the cost structure of the Company, seeking to keep operating costs and expenses in line with the forecasted revenues.

The Company reported net income of $2,000 for the three months ended September 30, 2009, compared to a net loss of $312,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company reported a net loss of $506,000, compared to a net loss of $1,131,000 for the nine months ended September 30, 2008.  The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense.  The net loss for the nine months ended September 30, 2009 includes a non-cash adjustment of $29,000 to bad debt expense.  For the three-month periods ended September 30, 2009 and September 30, 2008, stock-based compensation expense was $5,000 and $146,000, respectively, and depreciation and amortization expense was $22,000 and $50,000, respectively.  For the nine-month periods ended September 30, 2009 and September 30, 2008, stock based compensation expense was $44,000 and $376,000, respectively, and depreciation and amortization was $71,000 and $158,000, respectively.

Net cash used in operating activities was $293,000 for the nine months ended September 30, 2009, compared to net cash used in operating activities of $622,000 for the nine months ended September 30, 2008.

Results of Operations

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
New software licenses	$ 367,000	47%	$ 437,000	43%	$ 872,000	38%	$ 1,583,000	47%
Software license updates and product support	202,000	26%	240,000	24%	639,000	28%	783,000	23%

Total software revenues	569,000	73%	677,000	67%	1,511,000	66%	2,366,000	70%

Professional services	209,000	27%	331,000	33%	791,000	34%	992,000	30%

Total revenues	$ 778,000	100%	$1,008,000	100%	$2,302,000	100%	$ 3,358,000	100%

Total revenues decreased by $230,000, or 23%, to $778,000 for the three months ended September 30, 2009, from $1,008,000 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, total revenues decreased by $1,056,000 or 31% to $2,302,000 from $3,358,000 for the nine months ended September 30, 2008.  As the table above indicates, the decrease in net sales in the first three quarters of 2009 as compared to the prior year’s quarters was attributable to decreases in all categories as our customers responded to the global economic crisis by curtailing expenditures. The market for semiconductor 300mm capital equipment, our largest source of revenue for the past several years, virtually came to a stop in the first quarter of 2009. Customer shipments of 300mm equipment increased slightly in the second and third quarters of 2009, but were still far below prior year levels. The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of software development kits to new customers, the decrease in software license revenue associated with machine shipments and the decrease in revenue associated with software license updates and product support as some customers went out of business or could no longer afford to purchase annual support.

Total software revenues decreased to $569,000 for the three months ended September 30, 2009, as compared to $677,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, software revenues decreased to $1,511,000 for the nine months ended September 30, 2009 as compared to $2,366,000 for the nine months ended September 30, 2008. The mix of revenue categories is subject to change on a quarter-to-quarter basis, and it is difficult to predict the timing and probability of “design win” opportunities.  Due to the industry slowdown and reluctance to initiate new projects, there were not many opportunities for design wins for the Company’s products worldwide during the first nine months of 2009. However, Cimetrix did gain four design wins for its CIMConnect product line for SECS/GEM connectivity during the third quarter of 2009.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the three months ended September 30, 2009 was 25%, compared to 38% for the three months ended September 30, 2008. Cost of revenues decreased $185,000, or 49%, to $198,000 for the three months ended September 30, 2009, from $383,000 for the three months ended September 30, 2008. This decrease was due primarily to lower professional services revenue, which revenue has higher labor and other costs of revenues than software revenues. The Company’s cost of revenue as a percentage of total revenues for the nine months ended September 30, 2009 was 35% compared to 43% for the nine months ended September 30, 2008. Cost of revenues decreased $625,000 or 43%, to $815,000 for the nine months ended September 30, 2009, from $1,440,000 for the nine months ended September 30, 2008. These decreases were a combination of lower revenues, as discussed above and reduced costs, including furloughs, across the board pay cuts and head count reductions. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $116,000, or 40%, to $176,000 during the three months ended September 30, 2009, from $292,000 during the three months ended September 30, 2008.  Sales and marketing expenses decreased to 23% of total revenues for the three months ended September 30, 2009 as compared to 29% of total revenues in the prior year period, primarily due to cost reduction efforts, including furloughs and across the board pay cuts.  During the nine months ended September 30, 2009, sales and marketing expenses decreased $278,000 or 32% to $597,000 from $875,000 during the nine months ended September 30, 2008.   Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $96,000, or 49%, to $99,000 during the three months ended September 30, 2009, from $195,000 during the three months ended September 30, 2008.  During the nine months ended September 30, 2009, research and development expenses decreased $285,000 or 42% to $392,000 from $677,000 during the nine months ended September 30, 2008, primarily due to cost reduction efforts, including furloughs, across the board pay cuts and head count reductions.  Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in product development.  All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $124,000 or 33%, to $250,000 in the three months ended September 30, 2009, from $374,000 in the three months ended September 30, 2008.  During the nine months ended September 30, 2009, general and administrative expenses decreased $417,000 or 33% to $835,000 from $1,252,000 during the nine months ended September 30, 2008.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.  The majority of these decreases were a combination of (a) lower costs associated with stock-based compensation as prior year awards fully vested, expired or were forfeited, (b) renegotiated reduced rent for our principal administrative offices in Salt Lake City and termination and subsequent closure of our Tempe, Arizona facility closed on December 31, 2008, (c) reduced costs associated with benefits, professional fees, and consulting fees and (d) reduced costs related to across the board pay cuts and furloughs.

Depreciation and Amortization

Depreciation and amortization expense decreased $28,000 or 56% to $22,000 in the three months ended September 30, 2009, from $50,000 in the three months ended September 30, 2008.  During the nine months ended September 30, 2009, depreciation and amortization decreased $87,000 or 55%, to $71,000 from $158,000 in the nine months ended September 30, 2008.   The decrease in depreciation and amortization resulted from aging equipment becoming fully depreciated and the impairment write-down of the Customer Relations Intangible Asset during the period ended December 31, 2008.

Other Income (Expense)

Interest and other income for the three months ended September 30, 2009 and 2008 was $0.  During the nine months ended September 30, 2009 and September 30, 2008, interest and other income was $1,000 and $1,000, respectively.

Interest expense for the three months ended September 30, 2009 increased by $5,000, to $31,000, from $26,000 for the three months ended September 30, 2008.  During the nine months ended September 30, 2009, interest expense for the nine months ended September 30, 2009 increased $11,000 to $99,000 from $88,000 for the nine months ended September 30, 2008.   The increase in interest expense for the three months and nine months ended September 30, 2009, compared to the same period in 2008 was due mostly from additional borrowings represented by the new Senior Notes secured in December 2008 and the first nine months of 2009, and the increase in interest rates on existing Senior Notes from 8% to 10% in conjunction with the extension of the maturity date of the Senior Notes from September 30, 2008 to September 30, 2010.

Liquidity and Capital Resources

At September 30, 2009, the Company had current assets of $796,000, including cash and cash equivalents of $431,000, and current liabilities of $1,900,000, resulting in a working capital deficiency of $1,104,000.  Excluding deferred revenue of $236,000, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds, and accrued expenses of $21,000, which will be paid through the issuance of the Company’s common stock for vested restricted stock awards, the Company’s current liabilities exceeded current assets by $847,000 at September 30, 2009.  While the working capital deficit increased by $128,000 over last quarter, the company plans to renegotiate the Senior Notes Payable of $821,000 which moved from long-term liabilities to current liabilities in the three months ended September 30, 2009.

As of September 30, 2009, the Company had notes payable and long-term debt totaling $1,204,000 net of discount, comprised of the following:

10% Senior Notes due September 30, 2010	$ 821,000
Secured bank loan due December 25, 2009	246,000
Stand-alone revolving note due December 31, 2009	50,000
Other	34,000
Senior Note Discount	(1,000)
Total	1,150,000
Less current portion	1,140,000
Long-term portion	$ 10,000

Included in the Senior Notes Payable at September 30, 2010, are Senior Notes outstanding of $388,000 held by officers, employees or their affiliates.

Senior Notes - The Senior Notes are due September 30, 2010 and bear interest at 10% per annum.  Warrants representing the right to acquire 441,000 shares of common stock at $0.05 per share were issued in connection with this debt and expire September 30, 2010.

Revolving Bank Line of Credit and Bank Loan - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007.  This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Facility Agreement”).  On January 20, 2009, the Company and the Bank entered into a First Amendment to the Facility Agreement (the “Amendment”), effective December 25, 2008.   The Amendment extended the maturity date of the Facility Agreement to December 24, 2009, reduced the applicable interest rate and certain other fees associated with the credit facility and required the Company to obtain an additional $250,000 in equity or subordinated debt financing.  The Company was successful in obtaining this financing.

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

The Company, without the Bank’s consent, may not:

•	Convey, sell, transfer or otherwise dispose of its business or property other than in the ordinary course;
•	Engage in any new line of business, permit a change in control or change its jurisdiction of formation;
•	Merge or consolidate with another entity or acquire all of the capital stock or property of another entity;
•	Create, incur, assume or be liable for any new indebtedness other than permitted indebtedness as defined in the Agreement;
•	Create, incur, allow or suffer any lien on its property, or assign any right to receive income;
•	Maintain any other collateral account;
•	Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;
•	Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;
•	Make any payment on subordinated debt other than ordinary interest when due, or amend any provision in any document relating to subordinated debt;
•	Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

Results of Operations and Cash Flows - Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2009, the Company had an accumulated deficit of $34,344,000 and total stockholders’ deficit of $996,000.  During the three months ended September 30, 2009, the Company reported net income of $2,000 compared to a net loss of $312,000 for the same period in 2008.  During the first nine months of 2009, the Company reported a net loss of $506,000 and net cash used in operating activities of $293,000, compared to a net loss of $1,131,000 and net cash used by operating activities of $622,000 for the same nine-month period in 2008.  The decrease in net cash used in operating activities in the current year over the same period in 2008 was a combination of the reduction in cash compensation paid to executive and management employees, reduction in force, reduced headquarter and satellite office rent, and other reduced operating costs.  Additionally, the Company deferred payment on a significant number of accounts payable and accrued expenses in the fourth quarter of 2007 which were subsequently paid in the first three months of 2008.

Net cash provided by investing activities, consisting of the sale of common stock and purchase and sale of property and equipment during the nine months ended September 30, 2009 was $660,000.  Net cash used in investing activities, consisting of the purchase of property and equipment during the nine months ended September 30, 2008, was $2,000.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $49,000, comprised of borrowings from the bank loan of $1,687,000, proceeds from the sale of Senior Notes of $175,000 and short-term related party advances of $125,000, partially offset by bank loan repayments of $1,858,000, repayment of short-term related party advances of $75,000 and payments of other debt of $5,000.  Net cash provided by financing activities for the nine months ended September 30, 2008 was $322,000, comprised of net increases in borrowings from the bank loan of $2,388,000 and short-term related party advances of $185,000, partially offset by bank loan repayments of $2,056,000, payments of other debt of $10,000 and repayment of short-term related party advances of $185,000.

During the nine months ended September 30, 2009 and in addition to the stock-based compensation and depreciation and amortization expense, other significant non-cash transactions were recorded on the Company’s books.   In exchange for New Senior Notes, two vendors cancelled accounts payable amounts due from the Company to the vendors totaling $50,000.  In exchange for compensation accrued and not paid, the Company reduced accrued expenses related to accrued salaries for two employees of the Company and issued New Senior Notes totaling $28,000.  In April, 2009, the Company adjusted its bad debt allowance to record a net $29,000 non-cash bad debt write off due to a customer filing bankruptcy.

On August 10, 2009, the Company entered into a Common Stock Purchase Agreement and sold 13,000,000 shares of restricted Common Stock in exchange for $650,000.  Management believes that the proceeds from the Common Stock Purchase Agreement combined with its cost reduction efforts, including across the board pay cuts implemented on April 1, 2009 and Company furloughs scheduled for the remainder of 2009, combined with funds available from the bank loan facility and from short-term related party advances, will be sufficient to fund planned operations at lower revenue levels for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows and extend the credit facility, revolving note and Senior Notes Payable, it may need to seek additional funding or be forced to scale back its development plans or significantly reduce or terminate operations.

The Company has not been adversely affected by inflation.  Revenues from foreign customers were $1,267,000 during the nine months ended September 30, 2009, representing 55% of the Company’s total revenues, compared to $1,613,000, or 48%, of total revenues during the same period in 2008.  There are potential economic risks inherent in foreign trade.  To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first nine months of 2009 decreased 31% compared to the first nine months of 2008, reflecting declines in software and support revenue and professional services revenue due to negative industry conditions and the global economic downturn. Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments.  Runtime revenue decreased year-over-year as new customer shipments have been reduced due to the overall decline in capital equipment shipments by the Company’s customers. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products.  While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it appears that fewer companies are initiating new programs for semiconductor 300mm capital equipment, which has presented fewer opportunities for the Company. In addition, there is increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

The Company experienced increases in its accumulated deficit and used additional cash in operations during the nine months ended September 30, 2009.

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2009, the Company had an accumulated deficit of $34,344,000 and total stockholders’ deficit of $996,000.  At September 30, 2009, the Company had current assets of $796,000, including cash and cash equivalents of $431,000, and current liabilities of $1,900,000 resulting in a working capital deficit of $1,104,000.  If the Company is unable to obtain profitable operations and positive operating cash flows and extend the credit facility, revolving note and Senior Notes Payable, it may need to seek additional funding or be forced to scale back its development plans or significantly reduce or terminate operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2009, the Company sold 13,000,000 shares of its restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or an aggregate of $650,000.  No commissions were paid by the Company in connection with this transaction.  The purchase price was payable in two installments, $325,000 paid on August 10, 2009 and the remaining $325,000 paid on September 11, 2009.  The Company anticipates using the proceeds to pay current obligations and to provide working capital for the upcoming 12 months.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated November 16, 2009*
______________________________________
* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: November 16, 2009

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)