Form 10-K
period 2009-12-31
CIMETRIX INC
filed 2010-03-31
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
      (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]                                                                                                        Accelerated filer [  ]
    Non-accelerated filer [   ] (Do not check if a smaller reporting company)                                            Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No[X]

As of March 19, 2010, the registrant had 46,836,198 shares of its common stock, par value $.0001, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $538,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not intended to be determinative nor conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2010, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED
FORM 10-K

For the Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue,” or similar expressions. In particular, information appearing under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. All forward-looking statements speak only as of the date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements and risks included in this Form 10-K. We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I

ITEM 1.  BUSINESS

Business Overview

Cimetrix is a software company that designs, develops, markets and supports factory automation and tool control solutions worldwide. The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced tool control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits (SDK’s), the ongoing runtime licenses for each machine shipped with Cimetrix software, and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions, typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries, which includes the growing solar photovoltaic (PV) market.

Cimetrix has traditionally been focused on providing products, services, and passionate support to the equipment supplier community, which is referred to herein as original equipment manufacturers (OEMs). Using the core skills of tool control, connectivity, and advanced software architectures, Cimetrix has earned the reputation as a first class provider of solutions to both small and large equipment suppliers. As more advanced processing, higher throughput, lower cost, and faster time-to-market pressures confront equipment suppliers, the opportunity to supply software that supports more aspects of “tool control” allows Cimetrix to continue to grow the business available from these customers. Cimetrix also provides software products and professional services to end users tailored to meet their specific needs in the areas of equipment connectivity and data management. This has positioned the Company to provide solutions on both sides of the network connecting manufacturing equipment with factory-level software applications.

The recent attention and investments across the globe in “green” technologies have presented opportunities for the Company. We are increasingly working with the PV industry to assist them in adopting connectivity technology similar to that used in semiconductor manufacturing and we continue to evaluate other green energy related opportunities to expand our markets.

        Additional information about Cimetrix is available on our web site at www.cimetrix.com. Links to the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q are available free of charge on the web site. General information contained on the Company’s web site is not necessarily a part of this Annual Report on Form 10-K or our other filings with the SEC.

Key Markets

Cimetrix has been focused for the past several years on the global semiconductor and electronics industries. Both the semiconductor and electronics industries are a natural fit for the Company’s solutions because of the demand for data intensive manufacturing equipment that can communicate with host computers throughout the manufacturing process. These are very competitive industries that have a critical need for data to improve their productivity and manufacturing effectiveness. These two industries are discussed in more detail below.

In general, the semiconductor and electronics industries are growing, fiercely competitive, and dynamic industries. Rapid technology changes within these industries require machines that are flexible and can be quickly adapted to new requirements. The Company is uniquely positioned to meet these challenges with advanced tool control and connectivity software that is based on open standards and uses the latest in object-oriented design to provide its customers with the necessary flexibility and customization required to meet industry demands.

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

Semiconductor Industry

The semiconductor industry includes the manufacturing, packaging, and testing of semiconductor wafers. It is a cyclical industry that is currently recovering from what many regard as the most severe downturn of capital equipment investment in history. On December 11, 2009, Gartner, Inc, a leading information technology research and advisory company, estimated that the investment in semiconductor capital equipment would decline by 47% year-over-year in 2009 and increase by 56% year-over-year in 2010. The global economic crisis led many leading chip makers to report record low factory utilization rates during the last half of 2008 and first half of 2009 as the worldwide demand for computer chips declined dramatically. Consequently, during this period there was virtually no need for chip makers to expand or update factory capacity, resulting in unprecedented declines in the semiconductor capital equipment market. As we proceed into 2010, industry analysts are forecasting that chip makers will invest in “technology buys” and then “capacity buys” to make up for two years of low investments.

In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers, and the majority of capital spending transitioned to 300mm equipment. The Company’s CIMConnect™, CIM300™, CIMPortal™, and CIMControlFramework™ product lines are directly applicable to makers of 300mm semiconductor tools. Cimetrix equipment supplier customers have now shipped fully automated tools to virtually all of the major 300mm manufacturing facilities throughout the world. The industry is now considering moving to larger 450mm wafers which could provide additional opportunities for the Company’s products.

Electronics Industry

In addition to the semiconductor industry, the Company serves customers in a wide variety of electronics industries, including surface mount technology, small parts assembly, disk drive, specialized robotics, LED, and photovoltaic. All of these industries use SEMI® connectivity standards and offer growth opportunities for tool control. SEMI (Semiconductor Equipment and Materials International) is a global industry association serving the electronics manufacturing community that manages the development of technical standards aimed at improving production and quality.  The PV market, which manufactures solar panels to produce electricity, shares standards and process similarities with the semiconductor industry and continues to attract substantial investment. Cimetrix achieved its first successful deployments of its products and services in the PV market during 2008 and has been steadily growing its customer base in this developing market. The LED market is another growing emerging market with high correlation to semiconductor manufacturing and presents a growth opportunity for the Company.

Notable Achievements of 2009

As explained above, 2009 was a very difficult year for capital equipment makers in the semiconductor and electronics industries, as worldwide spending on semiconductor capital equipment came to a virtual stop in the first quarter due to reduced demand and uncertainties caused by the global economic crisis. Although each subsequent quarter saw an incremental increase, the year ended with the semiconductor capital equipment market down dramatically from the prior year, which made 2009 a very difficult period for our primary customers. During this unprecedented down cycle, Cimetrix’s most notable achievement of 2009 was posting positive net income for the third and fourth quarters.

Two Consecutive Quarters of Positive Net Income in Second Half of 2009

The Company turned the corner and posted positive net income of $2,000 in the third quarter of 2009, which increased to $30,000 in the fourth quarter. Cimetrix worked closely with its customers to understand their needs and short term revenue forecasts, which enabled the Company to adjust its business model and cost structure to better align with the new market conditions.

Cash and Liquidity Management

During 2009, the Company successfully managed its cash and liquidity by renewing its credit facility with Silicon Valley Bank and raising $975,000 in cash through the sale of equity and the issuance of subordinated notes. In addition, the Company extended the maturity of its subordinated debt to September of 2012. These actions enabled Cimetrix to end the year with increased cash year-over-year and reduced current liabilities by $615,000 from the prior year ended December 31, 2008.

Demonstration of 450mm Tool Control

Cimetrix successfully executed a project to adapt its CIMControlFramework software to control the Rorze 450mm vacuum robot platform. In December 2009, Rorze, a leading robot and platform supplier, exhibited a fully functional 450mm vacuum platform at SEMICON® Japan, one of the annual SEMI-related conferences and tradeshows throughout the world. The Cimetrix CIMControlFramework software is a .NET tool control framework for OEMs.

Growing Success in the Photovoltaic Market

The PV manufacturing community has begun to adopt industry-wide equipment communications standards in an effort to improve efficiencies. Positioned as the industry leader in SEMI standards-based software products, Cimetrix has been a part of the development of this standard. The Company had seven new PV design wins in 2009 and expects to see sustained growth in this market as the new standard continues to be adopted.

Cimetrix Product Line

Tool Control

CIMControlFramework is an equipment control software framework based on the latest Microsoft .NET technology. It allows OEMs to meet the supervisory control, material handling, platform and process control, and factory automation requirements of the fabrication facilities or fabs. Developers can leverage framework components through configuration and extension, or customize when unique requirements exist. CIMControlFramework, unlike one-off solutions, is supported and maintained with upgrades, improvements, and performance enhancements. With a data-driven architecture at the core of the framework, data generated at any point on the tool can be quickly and easily accessed by any other module or external application.

The Cimetrix Open Development Environment (CODETM) is a family of open architecture machine modeling and motion control software products designed to control the most challenging multi-axis machine control applications. CODE 6 contains both a powerful off-line simulation development environment known as CIMulationTM and a robust, real-time motion and I/O control system called CIMControlTM.

Connectivity

CIMConnect is designed for general purpose equipment connectivity and enables production equipment in the semiconductor and electronics industries to communicate data to the factory’s host computer through the SEMI defined SECS (SEMI Equipment Communication Standard), GEM (Generic Equipment  Model), and PV2 (new photovoltaic equipment communication standard based on SECS/GEM) standards. CIMConnect can also support other emerging communications standards for maximum flexibility. In addition, it supports multiple-host interfaces simultaneously, which allows customers to support legacy, custom, and GEM interfaces. CIMConnect is used in semiconductor wafer fabrication, semiconductor back-end (test, assembly, and packaging), flat panel display, surface mount technology, LED, PV, and disk drive industries.

TESTConnect™ is a SECS/GEM host emulator used to test equipment to ensure compliance with the SECS standards. TESTConnect simplifies the process of testing SECS implementations through the use of an intuitive, graphical user interface and menu-driven property screens that allow customers to construct message sets and test them without any programming.

SECSConnect™ is a software product for SEMI SECS standards. It can be used by equipment suppliers for sending/receiving SECS messages or by fabs for developing host-side software applications gathering data using the SECS standard.

CIM300 is a family of software tools for manufacturers of 300mm semiconductor equipment that allows for quick implementation of the required 300mm SEMI standards, including E39, E40, E87, E90, E94, and E116. These SEMI standards allow for the full automation required in manufacturing 300 mm wafers. CIM300 includes CIMFoundation™, CIM40-Process Job™, CIM87-Carrier Management™, CIM90-Substrate Tracking™, CIM94-Control Job™, and CIM116-Equipment Performance Tracking™.

CIMPortal is a family of software tools for manufacturers of semiconductor equipment that allow for quick implementation of the new Interface A SEMI standards, including E120, E125, E132, E134, E138, and E147 as well as optional features that support the emerging Enhanced Equipment Quality Assurance (EEQA) methodology. These standards are also referred to as EDA (Equipment Data Acquisition). The CIMPortal family includes products for equipment makers, fabs, and third-party application software providers. Interface A specifies a new port on each tool that provides detailed structured data that can be used for advanced process control, e-diagnostics, and other equipment engineering services applications. These software applications will become critical to the fabs as shorter ramp times are required. CIMPortal is a SEMI standards-compliant Interface A data collection and routing product with high-speed distributable data collection modules, equipment modeling tools, and a rich set of rules-based security and optimization features.

EDAConnect™ is a software product that allows host side software applications such as Advanced Process Control, Fault Detection and Classification, and Predictive and Preventive Maintenance to gather data using the SEMI Interface A standards. EDAConnect is designed for fabs developing their own software applications or third-party software developers.

Competition

The Company’s main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

Cimetrix’s main competitor is now The PEER Group, Inc. a private company based in Ontario, Canada. At the beginning of 2009, Cimetrix’s main competitor was Asyst Technologies based in Fremont, CA. In April of 2009, Asyst Technologies filed for bankruptcy protection. In August of 2009, PEER Group completed the purchase of Asyst Technologies’ software business. PEER Group was traditionally known as a software systems integration company that competed with Cimetrix in the professional services segment. With PEER Group’s acquisition of the Asyst connectivity products, PEER Group now competes directly with Cimetrix on tool control, connectivity products as well as professional services. PEER Group has the challenge of sorting through the older technology products it acquired from Asyst and transitioning from a services company to one that can support commercial products in a global arena. It is not clear whether PEER Group has the knowledge and experience to be a successful software products company. However, they have considerable engineering resources and are the largest threat to Cimetrix. Currently, Cimetrix believes it can compete effectively against PEER Group with superior software technology, market focus, and customer support.

Large equipment suppliers that choose to create their own connectivity software solutions and do not purchase third-party products are indirect competitors. For example, Applied Materials is the largest semiconductor capital equipment manufacturer and typically develops all of its tool control and connectivity software internally. There are also a number of integration companies that offer products and/or solutions meeting the tool control and connectivity needs required by OEMs. These include Rudolph Technologies, Roth & Rau, NeST, Altastream, Kornic and other smaller regional players.

Sales and Marketing

Sales and marketing operations are conducted under the direction of the Company’s Executive Vice President of Sales and Marketing, David P. Faulkner. Sales and marketing is responsible for sales, product marketing, product management, and customer support. The Company's sales offices are located in Salt Lake City, Utah and Boston, Massachusetts. In addition, the Company has a key distributor located in Hiroshima, Japan.

Software Engineering

Software engineering operations are conducted under the direction of the Company’s President and CEO, Robert H. Reback. Software engineering is responsible for research and development, product development, software quality assurance, and professional services.

Finance, General and Administrative

Finance and general and administrative operations are conducted under the direction of the Company’s CFO, Jodi Juretich.

Intellectual Property Rights

The Company’s intellectual property rights are important and valuable assets that enable the Company to promote its products and services and improve its competitive position. The Company relies on copyright, trade secret, and trademark laws, confidentially and other agreements with employees and with OEMs, distributors, end users, and other customers, and various security measures, such as software encoding, to protect the proprietary nature of its products.  The Company protects the source code of its software products as trade secrets and makes source code available to other parties only under limited circumstances using security measures and contractual restrictions.

The Company’s software products are generally provided to customers for use pursuant to license agreements that limit the customers’ use of those products.  The Company relies in part on electronic license agreements that are not physically signed by the customers, and the enforceability of such agreements has not been conclusively determined in all jurisdictions.  In addition, semiconductor-related industries have experienced a significant amount of intellectual property litigation. Litigation may be therefore become necessary to enforce the Company’s intellectual property rights, and the Company’s intellectual property rights may be challenged or invalidated, which would negatively affect the Company’s competitiveness.  Litigation may also be necessary to defend the Company against claims of intellectual property infringement, and adverse results in any such litigation could limit the Company’s ability to develop and distribute its products.  Moreover, intellectual property litigation can be expensive and require the time and attention of Company management and other personnel.  Any of these circumstances could negatively affect the Company’s business, results, and financial condition.

Monitoring and preventing the unauthorized use of computer software and related technologies is difficult, and software piracy is a significant problem in the software industry.  These challenges are particularly difficult in some international markets, where intellectual property rights are not protected as well as they are in the United States. In addition, there is no guaranty that the Company’s confidentiality agreements and other agreements will be honored by the other contracting parties, that the Company will prevail in any litigation that arises with respect to those agreements, that the Company will have adequate remedies for any breach of those agreements, or that the Company’s technology will not otherwise become known to or independently developed by others. The Company will continue to make significant efforts to protect its intellectual property rights.

Major Customers and Foreign Sales

During 2009, one customer accounted for 12% of the Company’s total revenues. During 2008, no customer accounted for 10% or more of the Company’s total revenues.

The following table summarizes domestic and export sales as a percent of total sales for the years ended December 31, 2009 and 2008:

Years Ended December 31	2009	2008
Domestic sales	49%	55%
Export Sales	51%	45%

    Through December 31, 2009, all the Company's export sales have been payable in United States dollars.

         In 2009, sales to customers in Germany and Japan accounted for 14% and 12%, respectively, of total sales. In 2008, sales to customers in Japan accounted for 11% of total sales.

Personnel

As of December 31, 2009, the Company had 20 direct employees, 12 of whom are involved in software engineering functions, 3 of whom are involved in sales and marketing, and 5 of whom who are in finance and administrative positions. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and Cimetrix considers its relations with its employees to be favorable.

ITEM 1A. RISK FACTORS

Statements regarding the future prospects of Cimetrix must be evaluated in the context of a number of factors that may materially affect the Company’s financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In addition to the factors discussed elsewhere in this report, these are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. Although Cimetrix has attempted to list the factors that it is currently aware may have an impact on its operations, there may be other factors of which the Company is currently unaware or to which it does not assign sufficient significance, and the following list should not be considered comprehensive.

The Company has negative working capital and a stockholders’ deficit.

The Company had total current assets as of December 31, 2009 of $594,000 and total current liabilities of $853,000. The comparison of current assets to current liabilities is often referred to as working capital and a measure of the assets immediately available to the Company to meet its current liabilities. Cimetrix had a negative working capital of $259,000 as of December 31, 2009 compared to a negative working capital of $898,000 as of December 31, 2008. In addition, the Company’s total liabilities exceeded its total assets, resulting in a shareholders’ deficit of $949,000 at December 31, 2009 compared to a shareholders’ deficit of $1,215,000 at December 31, 2008. The Company does not currently have assets sufficient to pay all of its liabilities, which means that the payment of such liabilities as they come due will be dependant on the Company’s ability to generate cash from operations or to obtain additional equity or debt financing. If Cimetrix is unable to pay its obligations when they come due, it may be forced into bankruptcy. In such case, based on the current condition of the Company, stockholders would receive nothing for their interest in the Company.

The operations of the Company consumed cash in 2008 and 2009.

The operating activities of the Company required net cash of $525,000 in the year ended December 31, 2009 and $567,000 in the year ended December 31, 2008. At the end of 2009, the Company had cash and cash equivalents of $139,000. If the Company is unable to generate positive cash flow from operations in fiscal 2010 or to obtain additional equity or debt financing, it may be unable to pay its obligations as they come due and may be forced into bankruptcy.

Silicon Valley Bank is not required to make additional advances under the principal credit line of the Company.

While Cimetrix’s current principal credit facility does not contain specific financial ratio requirements, Silicon Valley Bank has the discretion to terminate further funding under the loan agreement. In addition, Silicon Valley Bank could call the loan due under certain circumstances. In such event, the Company may not have the funds available to meet its operating expenses and, if the loan were called, would not have the ability to repay the outstanding principal amount of the loan.

The Company has a history of operating losses and its future liquidity is largely dependent on positive cash flows from operations.

Cimetrix has an accumulated operating deficit of $34,314,000 at December 31, 2009 and total notes payable and long-term debt outstanding of $1,096,000. The Company’s current financing arrangement allows it to borrow up to $1,250,000, subject to the amount of its qualifying accounts receivable. On January 12, 2010, the Company and Silicon Valley Bank entered into an amendment to the credit facility extending the maturity date of the Facility to December 23, 2010. At December 31, 2009, the Company had borrowed $246,000 under this agreement, and had reduced the outstanding amount to $67,000 as of March 19, 2010. The Company’s future liquidity is dependent on obtaining and sustaining positive cash flows from operations and, to the extent necessary, obtaining additional external financing through the issuance of debt or equity securities. See “Liquidity and Capital Resources.” If the Company is unable to generate the cash flow necessary to sustain future operations, retire its outstanding debt, or meet its research and development needs, its future operations would be materially adversely affected.

The semiconductor industry is highly cyclical.

Cimetrix’s largest source of revenue is the highly cyclical semiconductor industry. The semiconductor industry periodically has severe and prolonged downturns which could cause the Company’s operating results to fluctuate significantly. The Company is also exposed to risks associated with industry overcapacity, including reduced capital expenditures, decreased demand for the Company’s products, and potential delays by customers paying for the Company’s products. Cimetrix’s business depends in significant part upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that open new or expand existing facilities. Periods of overcapacity and reductions in capital expenditures cause decreases in demand for the Company’s products and services.

The Company is reliant on software license revenue associated with OEM shipments.

The Company has traditionally obtained 30% or more of its revenue from software license revenue associated with the shipment of equipment by its customers. The 2009 global economic environment dramatically reduced the demand for electronic devices by consumers and businesses, resulting in unprecedented low levels of worldwide factory utilization. Consequently, there was little need to add capacity which resulted in dramatic declines in the capital equipment markets for semiconductor and electronics manufacturing. While capital equipment markets are projected to increase in 2010, our ability to accurately predict future economic conditions is particularly low.

Further employee reductions would adversely affect the Company.

Cimetrix has cut expenses in response to the reduction in its revenues, including reducing its number of employees. If the Company needs to further reduce its expenses, it may be required to terminate additional employees. The loss of such employees may adversely affect the Company’s ability to maintain its business and service its customers.

The Company is engaged in a highly competitive industry.

Cimetrix is engaged in a highly competitive industry involving rapidly changing products. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development of new software and other products and services as well as the competitive environments within the industry in which the Company operates. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production, marketing, or other unforeseen difficulties in bringing new software products and services to market.

Management believes that most, if not all, of the Company's major competitors currently have greater financial resources and market presence than Cimetrix. Accordingly, these competitors may be able to compete very effectively on pricing and develop technology to increase the flexibility of their products. Further, each of these competitors has already established a share of the market for their products and may find it easier to limit market penetration by Cimetrix. While management is unaware of any current initiatives, any of these competitors could be developing additional technology that will directly compete with the Company's product offerings. By focusing on the semiconductor and electronics markets for the short term, management believes the Company can earn a leadership position in the face of other competitors.

The Company may experience delays or technical difficulties in the introduction of new products.

Cimetrix may experience delays or technical difficulties in the introduction of new products, and this may be costly and adversely affect customer relationships. The Company’s success depends in part on continuing to gain “design in” wins for Cimetrix software products, which includes new product ideas. The Company’s products are complex and the Company may experience delays and technical difficulties in the introduction of new software products or product enhancements or difficulties when products are put in high volume production lines. The Company’s inability to overcome such difficulties, to meet the technical specifications of any new products or enhancements, or to ship the products or enhancements in a timely manner could materially adversely affect the Company’s business and results of operations as well as customer relationships. The Company may from time to time incur unanticipated costs to ensure the functionality and reliability of products and solutions early in their life cycles and such costs could be substantial. If the Company experiences reliability or quality problems with its new products or enhancements, it could face a number of difficulties, including reduced orders, higher customer service costs, and delays in collection of accounts receivable, all of which could materially adversely affect the Company’s business and results of operations.

The Company’s business involves a lengthy sales cycle.

Sales of Cimetrix’s software products and related services depend upon the decision of a prospective customer to change its current software applications. Therefore, the decision to purchase the Company’s products and services often requires time consuming internal procedures associated with the evaluation, testing, implementation, and introduction of new technologies into customers’ software applications. In addition, after the technical evaluation has been successfully completed, the Company may experience further delays finalizing system sales while the customer obtains internal approval for the new software application. Consequently, months or even years may elapse between the first contact with a customer regarding a potential purchase and the customer’s placing the order. The Company’s lengthy sales cycle increases sales and marketing costs and reduces the predictability of the Company’s revenues.

The Company is dependent upon OEM customers.

Cimetrix sells its products principally to equipment suppliers, or OEMs, which have relationships with the end users. The quantity of each customer’s business with the Company depends substantially on that customer’s relationships with end users, market acceptance of the customer’s products that utilize the Company's software products, and the development cycle of the customer’s products. The Company could be materially affected adversely by a downturn in either its customer’s sales or their failure to meet the expectations of their end-user customers. The Company will likely from time to time have individual customers that account for a significant portion of its business and any adverse developments in such customers’ business would adversely affect the Company. It is unclear how the recent economic downturn will affect many of the Company’s OEM customers going forward.

The Company’s markets are characterized by rapid technological changes.

The markets for Cimetrix’s products are new and emerging, and as such, these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions. The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time. Accordingly, the life cycle of the Company's products is difficult to estimate. The Company's future success will depend in large part on its ability to enhance its products and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and gain a competitive advantage.

The Company is highly dependent upon key personnel.

The Company is highly dependent on the services of its key managerial and engineering personnel, including, Bob Reback, president and chief executive officer, Jodi Juretich, chief financial officer, and Dave Faulkner, executive vice president of sales and marketing. The loss of any member of the Company's senior management team could adversely affect its business prospects. The Company does not maintain key-man insurance for any of its key management personnel.

Future litigation may adversely affect the Company.

If legal proceedings are brought against Cimetrix in the future, there could be adverse consequences. If the Company were sued for a violation of the intellectual property rights of another entity, the target of a class action with respect to fluctuations in its share price, or the defendant (or even the plaintiff) in other major litigation, the business and operations of the Company could be adversely affected. Any such litigation could distract management attention and result in significant costs, without regard to the outcome of the litigation. In addition, any adverse judgment in such litigation could have a material adverse impact on the financial position of the Company and its business prospects.

Continued compliance with regulatory and accounting requirements will be challenging and costly.

As a result of compliance with the Sarbanes-Oxley Act of 2002, with the potential standards resulting from the Company’s stock being listed in the future on an exchange and with the attestation and accounting changes required by the Securities and Exchange Commission (SEC), the Company is required to implement additional internal controls, improve existing internal controls, and comprehensively document and test internal controls. As a result, the Company is required to hire additional personnel and obtain additional legal, accounting, and advisory services, all of which cause the Company’s general and administrative costs to increase, and may adversely affect its operating results.

The price of the Company’s common stock has fluctuated in the past and may continue to fluctuate significantly in the future.

The market price of the Company’s common stock has been highly volatile in the past, which may continue in the future. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations. These fluctuations have often been unrelated to the operating performance of the affected companies and such fluctuations could adversely affect the market price of the Company’s common stock. In the past, securities class action litigation has often been instituted against a company following periods of volatility in its stock price. This type of litigation, if filed against the Company, could result in substantial costs and divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 2. PROPERTIES

The Company’s principal offices are located in a leased facility at 6979 South High Tech Drive, Salt Lake City Utah.  The present facility consists of approximately 17,000 square feet and expires on November 30, 2011. All operations of the Company are conducted from its headquarters, with satellite offices located in Boston, Massachusetts and Tempe, Arizona.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 4. RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Officer Name	Position	Age
Robert H. Reback	CEO and President	50
Jodi M. Juretich	CFO, Secretary and Treasurer	47
David P. Faulkner	Executive Vice President	54

Robert H. Reback joined Cimetrix as vice president of sales in January 1996, was promoted to executive vice president of sales in January 1997, and was promoted to president on June 25, 2001. Mr. Reback was the district manager of Fanuc Robotics' West Coast business unit from 1994 to 1995. From 1985 to 1993, he was director of sales/account executive for Thesis, Inc., a privately owned supplier of factory automation software, and was previously a senior automation engineer for Texas Instruments. Mr. Reback has a Bachelor of Science degree in Mechanical Engineering and a Master of Science degree in Industrial Engineering from Purdue University.

         Jodi M. Juretich joined Cimetrix in May 2007 and was promoted to chief financial officer in November 2008. Ms. Juretich has a strong background of over 10 years in executive accounting management for private high-growth companies as well as 10 years of public accounting experience. Prior to joining Cimetrix, Ms. Juretich was vice president of finance for two venture funded private companies and general manager for a subsidiary of Monster.com. She has played key roles in raising venture capital in start-up organizations and most recently led Cimetrix in implementing and managing the new Sarbanes-Oxley compliance requirements. Ms. Juretich holds a Bachelor of Science degree in Business Management from Westminster College. She is currently a member of Institute of Management Accountants.

David P. Faulkner joined Cimetrix in August 1996. Mr. Faulkner was previously employed as the manager of PLC Marketing, manager of Automotive Operations, and district sales manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software, and computer numerical controls from 1986 to 1996. Mr. Faulkner has a Bachelor of Science degree in Electrical Engineering and a Master of Business Administration degree from Rensselaer Polytechnic Institute.

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

Period (Calendar Year)	Price Range
2008	High	Low
First quarter	$ .24	$ .15
Second quarter	$ .16	$ .08
Third quarter	$ .09	$ .04
Fourth quarter	$ .05	$ .01

2009
First quarter	$ .04	$ .02
Second quarter	$ .02	$ .02
Third quarter	$ .04	$ .01
Fourth quarter	$ .10	$ .03

On March 19, 2010, the closing bid quotation for the Company’s common stock on the NASD OTC  Bulletin Board was $0.08 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

On March 19, 2010, there were 46,836,198 shares of common stock outstanding held by approximately 660 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

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

Equity Compensation Plan Information

In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”). In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards and other stock unit, and equity-based performance awards.

The following table summarizes the Company’s equity compensation plan as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Issued as Restricted Stock Grants (2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (3)	3,331,590	$.26	1,900,236	952,549

(1)     Excludes 441,491 shares issuable upon the exercise of warrants issued to purchasers of the Company’s Senior Notes as they were not issued as compensation to Company officers, directors or employees.  See Warrants, discussed below.

(2) During the years ended December 31, 2009 and 2008, restricted stock awards for a total of 0 and 1,060,236 shares of the
Company’s common stock were granted, with vesting periods ranging from immediately on issuance to four years.
(3) A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan. To date, a total of 65,625 options have been exercised under the Plan.

A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan. Of this amount, 6,100,000 shares are registered under a Form S-8 registration statement, which became effective on August 27, 2004.

Warrants

In addition to the shares issuable under the Company’s Equity Compensation Plan, the Company has outstanding warrants held by purchasers of the Company’s Senior Notes to purchase 441,491 shares of common stock at an exercise price of $0.05 per share. During December 2009, the holders of the 97% of the aggregate value of the Senior Notes previously due September 30, 2010 agreed to an extension of the maturity date to September 30, 2012, which also extended the maturity date of the warrants.

Recent Sales of Unregistered Securities

On August 10, 2009, Cimetrix entered into a Common Stock Purchase Agreement and sold 13,000,000 shares of restricted Common Stock in exchange for $650,000.  This transaction was completed in reliance on the exemptions from the registration requirements of the Securities Act of 1933 provided for by Regulation S and Regulation D. The sale was made to a single accredited purchaser which is organized under laws of Japan. The terms were privately negotiated and there was no general solicitation or directed selling efforts in connection with the transaction. The certificates representing the shares sold will bear a legend indicating that they have been issued in reliance on an exemption from the registration requirements of U.S. Securities laws and cannot be sold or transferred without compliance with such registration requirements or the availability of an exemption from such registration requirements.

During 2009, the Company issued new Senior Notes and Warrants (the “New Offer”) totaling $325,000. The Senior Notes bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010 and September 30, 2012. Purchasers of the Senior Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Senior Note. As of December 31, 2009, the Company had Senior Notes Payable totaling $822,000 and warrants to purchase 441,491 shares of common shares of the Company at $0.05 per share. This transaction was completed in reliance of the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D. Sales were made to accredited investors only and the certificates representing the Notes and Warrants bear a legend indicating that they have been issued in reliance on an exemption from the registration requirements of U.S. Securities laws and cannot be sold or transferred without compliance with such registration requirements or the availability of an exemption from such registration requirements.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2009 and 2008, and the Company’s financial position at December 31, 2009. The information includes discussions of sales, expenses, capital resources, and other significant financial items.

Cimetrix is a software company that designs, develops, markets and supports factory automation and tool control solutions worldwide. The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced motion control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries. During 2009, Cimetrix continued its efforts to provide software products and professional services tailored to meet the needs of end users in the areas of equipment connectivity and data management. For a detailed discussion of the Company’s products, markets, and other Company information, refer to Item 1, “Business.”

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 1 of our notes to consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are described below.

Revenue Recognition

The Company derives revenues from two primary sources, software and professional services. Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support. The Company has “off-the-shelf” software packages in the tool control and connectivity product lines. Tool control products include items such as CODE 6.0, CIMControl, and CIMulation. Connectivity products include items such as CIM300, CIMConnect, and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products. Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches, and technical support personnel. Professional service sales are derived from the sale of services to design, develop, and implement custom software applications.

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

4)
Collectability of the sale is reasonably assured and receipt is probable. Collectability of a sale is determined on a customer-by-customer basis. Typically, Cimetrix sells to large corporations which have demonstrated an ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

The software component of the Company’s products is an integral part of its functionality. As such, the Company applies the provisions of the Accounting Standards Codification (“ASC”) Topic 985-605 Software - Revenue Recognition.

The Company’s products are fully functional at the time of shipment. The software components of the Company’s products do not require significant production, modification, or customization. As such, revenue from product sales is recognized upon shipment provided that the criteria outlined above are met.

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

If a sale involves a bundled package of new software licenses, software license updates and product support, and professional services, and the Company has vendor specific objective evidence of fair value among arrangement elements in accordance with ASC Topic 985-605, then revenue is first allocated to software license updates and product support and professional service obligations at fair market value. The remaining amount is applied to new software license revenue. Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment. Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months. Revenue from professional services is recognized as services are performed. Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers. On occasion, extended payment terms will be offered. If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

In the event that the Company does not have vendor specific objective evidence of fair value among arrangement elements in a bundled package of products and services, the Company reports the revenue in a single revenue line presentation in the consolidated statements of operations in accordance with ASC Topic 985–605.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation. ASC Topic 718-10 requires measurement of compensation cost for equity-based awards (i.e., stock options, warrants and restricted stock) at fair value on date of grant and recognition of the fair value of compensation for awards expected to vest over the requisite service period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and warrants. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate, estimated forfeitures, and expected dividends.

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using historical volatility. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $20,000 and $34,000 as of December 31, 2009 and 2008, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

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

In 2009, the Company did not have any impairment of its long-lived assets. In 2008, the Company experienced a significant decrease in revenues associated with the assets acquired in the 2005 acquisition of EFS Solutions. Further analysis, considering the carrying value of the asset and the future expected undiscounted cash flows revealed that an impairment in the amount of $110,000 did exist and a subsequent reduction to intangible assets was recognized at December 31, 2008.

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. At December 31, 2009, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $8,517,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Consolidated Statements of Operations for each of the two preceding fiscal years.

Year Ended December 31,	2009		2008

Total revenues	100%		100%

Operating costs and expenses:
Cost of revenues	31		43
Sales and marketing	25		27
Research and development	17		21
General and administrative	35		40
Depreciation and amortization	3		5

Total operating costs and expenses	111		136

Income (loss) from operations	(11)		(36)
Interest expense, net of interest income	(4)		(3)
Other income (expense)	(0)		(3)

Net Loss	(15	) %	(42	) %

Cimetrix reported a net loss of $476,000 for the year ended December 31, 2009, compared to a net loss of $1,744,000 for the year ended December 31, 2008. The net loss for 2009 and 2008 includes non-cash expenses of $52,000 and $501,000, respectively, related to stock-based compensation. The net loss for 2009 and 2008 also includes non-cash expense of $85,000 and $233,000, respectively, for depreciation and amortization. The decrease over prior years was as a result of certain intangible assets associated with the EFS Solutions acquisition in October 2005 becoming fully amortized in 2008, the impairment write-down of the customer relations intangible asset in 2008, and aging equipment becoming fully depreciated in early 2009.

Net cash used in operating activities was $525,000 and $567,000 for the years ended December 31, 2009 and 2008.

Results of Operations

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

Year Ended December 31,	2009	2008

New software licenses	$1,333,000	43%	$1,816,000	44%
Software license updates and product support	852,000	27%	1,009,000	24%

Total software revenues	2,185,000	70%	2,825,000	68%

Professional services	926,000	30%	1,318,000	32%

Total revenues	$3,111,000	100%	$4,143,000	100%

Total revenues for 2009 decreased $1,032,000, or 25%, to $3,111,000, from $4,143,000 in 2008. As the table above indicates, the decrease in net sales in 2009 as compared to 2008 was attributed to decreases in revenues in all categories as our customers responded to the global economic crisis by curtailing expenditures. The mix of revenue categories is subject to change on a year-to-year basis. The decrease in professional services revenue in the current year compared to last year can be attributed to the cancelling or postponement of many customer projects due to economic conditions. The market for semiconductor 300mm capital equipment, our largest source of revenue for the past several years, virtually came to a stop in the first quarter of 2009. Customer shipments of 300mm equipment increased incrementally quarter-over-quarter throughout 2009, but were still far below prior year levels. The decrease in software license revenues in the current year compared to last year can be attributed to lower revenues from the sale of software development kits to new customers, the decrease in software license revenue associated with machine shipments, and the decrease in revenue associated with software license updates and product support as some customers went out of business or could no longer afford to purchase annual support.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the years ended December 31, 2009 and 2008 was 31% and 43%, respectively. Cost of revenues decreased $805,000, or 45%, to $967,000 for 2009, from $1,772,000 for 2008. These decreases were a combination of lower revenues, as discussed above and reduced costs, including furloughs, across the board pay cuts, and head count reductions in 2009. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $347,000, or 31%, to $788,000 in 2009, from $1,135,000 in 2008. These decreases were a combination of lower revenues, as discussed above, and reduced costs, including furloughs and across the board pay cuts in 2009. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements, and the costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $343,000 or 40%, to $519,000 in 2009, from $862,000 in 2008. The decrease is primarily due to cost reduction efforts, including furloughs, across the board pay cuts, and head count reductions in 2009. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in product development. All indirect costs such as rents, utilities, depreciation, and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $554,000, or 33%, to $1,105,000 in 2009, from $1,659,000 in 2008. General and administrative expenses include all direct costs for administrative and accounting personnel and all rents and utilities for maintaining Company offices. The majority of these decreases were a combination of (a) lower costs associated with stock-based compensation as prior year awards fully vested or were forfeited, (b) renegotiated reduced rent for our principal administrative offices in Salt Lake City and closure of our Tempe, Arizona facility on December 31, 2008, (c) reduced costs associated with benefits, professional fees, and consulting fees, and (d) reduced costs related to across the board pay cuts and furloughs. The Company continues to incur general and administrative expenses related to its public company status and Sarbanes-Oxley internal controls compliance activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $148,000, or 64%, to $85,000 in 2009 from $233,000 in 2008. The decrease over prior years was a result of certain intangible assets associated with the EFS Solutions acquisition in October 2005 becoming fully amortized in 2008, the impairment write-down of an intangible asset in 2008 and from aging equipment becoming fully depreciated in early 2009.

Other Income (Expense)

Cimetrix did not earn any interest income in 2009 and earned $1,000 in 2008. The absence of interest income in 2009 and the minimal amount in 2008 was a result of lower levels of cash reserves as the Company responded to the cash shortages caused by the global economic crisis.

Interest expense increased $9,000, or 8%, to $127,000, in 2009, compared to $118,000 in 2008. The increase in 2009 is attributable to an increase in the aggregate amount under Senior Notes as well as an associated interest rate increase related to the extension of these Notes in September 2008.  These increases were offset by reduced interest on the credit facilities and other debt due to lower debt balances.

Gain on Sale of Property and Equipment increased $11,000 or 160% to $4,000 in 2009, from a loss of $7,000 in 2008. The increase resulted from the sale of warehouse equipment located in the Company’s headquarters’ facility in Salt Lake City, UT and the sale of a Company automobile associated with our France operations.

In 2008, the Company recognized an $8,000 gain on relief of liability associated with restricted stock and stock options granted to managers who voluntarily took a reduction in pay in exchange for stock. There were no similar transactions in 2009.

Liquidity and Capital Resources

At December 31, 2009, the Company had current assets of $594,000, including cash and cash equivalents of $139,000, and current liabilities of $853,000, resulting in a working capital deficiency of $259,000. Current liabilities include deferred revenue of $162,000 at December 31, 2009, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds other than the payment of employee expenses and other costs necessary to provide the support.

As of December 31, 2009, the Company had notes payable and long-term debt, net of discount, totaling $1,096,000 comprised of the following:

10% Senior Notes due September 30, 2010 and 2012	$ 822,000
Bank loan, secured by accounts receivable	246,000
Other	29,000
Senior Note discount	(1,000)
1,096,000
Less current portion	295,000

Long-term portion	$ 801,000

Included in the 10% Senior Notes is $388,000 to officers, employees, or their affiliates.

Senior Notes - During 2009, the Company issued new Senior Notes totaling $325,000. The Senior Notes bear interest at 10% per annum, payable April 1 and October 1 of each year. In December 2009, the Company secured an extension of the maturity date to September 30, 2012 on 97% of the total outstanding Senior Notes. The remaining 3% or $25,000 is due and payable September 30, 2010. Purchasers of the Senior Notes received a warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Senior Note. As of December 31, 2009, the Company had Senior Notes Payable totaling $822,000 and warrants, issued with the Senior Notes, to purchase 441,000 shares of common shares of the Company at $0.05 per share.

Bank Loan - The Company and Silicon Valley Bank entered into a Loan and Security Agreement, effective as of December 26, 2007, that was previously amended by agreements dated April 9, and January 20, 2009.  On January 12, 2010, the Company and the Bank entered into a Third Amendment to the Facility Agreement (the “Third Amendment”), effective December 24, 2009. The Third Amendment extends the maturity date of the Facility Agreement to December 23, 2010.

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

The aggregate face amount of Financed Receivables may not exceed $1,250,000, including a maximum of $950,000 non-U.S. Financed Receivables. Advances under the Agreement are collateralized by substantially all operating assets of the Company.

The Company pays a fixed finance charge equal to 7.75% per annum multiplied by the face amount of the Financed Receivables.  There is also a collateral handling fee of .30% per month of the face amount of the Financed Receivables.  In the event of a default, both of these rates are increased.

The Company will repay each advance on the earliest of: (a) the date on which payment is received on the Financed Receivable, (b) the date on which the Financed Receivable is no longer an Eligible Account, (c) the date on which any adjustment is asserted to the Financed Receivable (but only to the extent of the adjustment if the Financed Receivable remains otherwise an Eligible Account), (d) the date on which there is a breach of any warranty or representation set forth in the Facility Agreement, or (e) the maturity date of the Facility Agreement of December 23, 2010. Each payment will also include all accrued finance charges and collateral handling fees with respect to such Advance and all other amounts then due and payable in accordance with the Agreement.

The Company, without the Bank’s consent, may not:

•	Convey, sell, transfer or otherwise dispose of its business or property other than in the ordinary course;
•	Engage in any new line of business, permit a change in control, or change its jurisdiction of formation;
•	Merge or consolidate with another entity or acquire all of the capital stock or property of another entity;
•	Create, incur, assume, or be liable for any new indebtedness other than permitted indebtedness as defined in the Agreement;
•	Create, incur, allow, or suffer any lien on its property or assign any right to receive income;
•	Maintain any other collateral account;
•	Pay any dividends or make any distributions or payments or redeem, retire or purchase any capital stock, or make other than certain defined investments;
•	Directly or indirectly enter into any material transaction with any affiliate except for transactions that are in the ordinary course of business;
•	Make any payment on subordinated debt, other than ordinary interest payments when due or amend any provision in any document relating to subordinated debt;
•	Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

Historically, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2009, the Company had an accumulated deficit of $34,314,000 and total stockholders’ deficit of $949,000. At December 31, 2009, the Company had current assets of $594,000, including cash and cash equivalents of $139,000 and current liabilities of $853,000, resulting in a working capital deficit of $259,000. During the year ended December 31, 2009, the Company reported a net loss of $476,000 and net cash used in operating activities of $525,000. Management believes the incremental increases in software revenues combined with the completed sale of its common stock in September 2009 and its cost reduction efforts will be sufficient to fund planned operations at the current revenue levels for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Net cash used in operating activities for the year ended December 31, 2009 was $525,000, compared to net cash used in operating activities of $567,000 for the year ended December 31, 2008. The decrease in net cash used in operating activities resulted from cost reductions made during the year.

Net cash provided by investing activities for the year ended December 31, 2009 and 2008 was $6,000 and $0, respectively. The increase is due to proceeds from the sale of property and equipment in 2009.

Net cash provided by financing activities was $643,000 for the year ended December 31, 2009, composed of $650,000 in proceeds from the sale of common stock, $1,876,000 in borrowings from the bank loan, $75,000 in proceeds from the sale of Senior Notes, $175,000 in proceeds from the sale of Senior Notes to related parties, and short-term related party advances of $125,000. These were partially offset by Bank loan repayments of $2,113,000, payments of other debt of $20,000, and repayment of short-term related party advances of $125,000. Net cash provided by financing activities was $243,000 for the year ended December 31, 2008, composed of $3,217,000 borrowings from the bank loan and short-term related party advances of $205,000, partially offset by Bank loan repayments of $2,960,000, payments of other debt of $14,000, and repayment of short-term related party advances of $205,000.

        The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,578,000 during the year ended December 31, 2009, representing 51% of the Company’s total revenues, compared to $1,854,000, or 45%, of total revenues during the year ended December 31, 2008. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States Dollars (USD).

The Company considers its cash resources, projected cash from operations, and funds available from its New Senior Notes and bank loan facility to be sufficient to meet the operating needs of its current level of business for the next twelve months.

Contractual Obligations and Commitments

The future contractual obligations of the Company at December 31, 2009 are as follows:

	Payments Due by Period
	2010	2011	2012	Total
Bank Loan	$246,000	$-	$-	$246,000
Sr. Notes Payable	25,000	-	797,000	822,000
Interest on Sr. Notes Payable	82,000	80,000	60,000	222,000
Other Notes Payable	19,000	3,000	-	22,000
Ineterest on Other Notes Payable	4,000	-	-	4,000
Capital lease obligations	5,000	1,000	-	6,000
Operating lease obligations	99,000	91,000	3,000	193,000
Total contractual cash obligations	$480,000	$175,000	$860,000	$1,515,000

Recently Issued Accounting Standards

See Note 1 of our notes to consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Factors Affecting Future Results

Total revenues for 2009 decreased 25% compared to 2008, reflecting declines in all categories of revenue due to the negative industry conditions and the global economic downturn. Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue decreased year-over-year as new customer shipments were reduced due to the overall decline in capital equipment shipments by the Company’s customers. The first quarter of 2009 marked the lowest point for Cimetrix software revenues as virtually all semiconductor and electronics equipment makers reported severe year-over-year reductions in unit shipments, which drove Cimetrix software license revenues to their lowest quarterly level since the third quarter of 2003. As the economy slowly improved during the course of the year, Cimetrix software revenues increased incrementally on a quarter-to-quarter basis throughout 2009. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products. In the 2009 economic environment, there were not very many opportunities to sell SDKs as most equipment makers cancelled or postponed new development initiatives. Cimetrix was successful in winning SDK sales with lower revenue values for PV accounts in 2009.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. In 2008, the Company announced its new CIMControlFramework software for tool control, which should enable the Company to provide equipment makers with a complete software solution that will reduce their time-to-market for new tool developments. As equipment makers reduce their costs and internal resources, Cimetrix believes the market for CIMControlFramework will grow when equipment makers begin to invest in new machine development programs.

Industry analyst forecasts for semiconductor capital equipment progressively worsened during 2009. Gartner forecasts the market declined 47% year-over-year in 2009. Ultimately, the Company’s business is driven by the global demand for electronic devices by consumers and businesses. Even though the outlook for 2010 appears to suggest a continued recovery, any changes in the global economic conditions could adversely affect Cimetrix’s business and the results of operations. In the current environment, the Company’s ability to accurately predict future operating results associated with our customer shipments of machines is particularly low.

Cimetrix gained several new equipment maker customers in the PV market and is trying to maximize its revenue in this growing “green” market. The Company expects solid year-over-year revenue growth in 2010 associated with the PV market and will be looking for other green initiatives to add to future growth.

The Company has also been pursuing the Japanese market for its products with a new distributor, Rorze Inc. Over the years, Cimetrix has obtained a number of important Japanese equipment makers as customers. Unfortunately, the economic environment in Japan may be worse than in the rest of the world with all of our Japanese customers struggling to remain profitable.

The Company continues to pursue customers through its professional services group, which is available to assist customers by providing professional services and complete turnkey solutions. The ability of the Company to provide both products and services to its customer base is becoming a more important factor as customers seek to limit the number of suppliers, reduce their internal staff, and prefer single source responsibility. The experience gained delivering professional services also provides valuable inputs to new product development roadmaps.

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are emerging and specialized. There can be no assurance that the markets for industrial motion control, connectivity, and tool control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of  the Company’s management, including principal executive officer and principal financial officer, Cimetrix conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Cimetrix’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls

During the most recent fiscal quarter covered by this report, and since that date, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, other than the information regarding executive officers which is contained in Part I of this report, is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2010 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
21	List of Subsidiaries (4)
10.1	Loan and Security Agreement with Silicon Valley Bank (5)
10.2	Amended and Restated Loan and Security Agreement (6)
10.3	First Amendment to Amended and Restated Loan and Security Agreement (7)
10.4	Third Amendment to Amended and Restated Loan and Security Agreement (8)
23.1	Independent Auditors’ Consent – HJ & Associates, LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated March 29, 2010*

*	Exhibits filed with this report.
(1)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Included in Notes to Consolidated Financial Statements contained in this filing
(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(6)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated April 9, 2008
(7)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 23, 2009
(8)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 19, 2010

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2010.

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
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	March 31, 2010
Robert H. Reback	(Principal Executive Officer)

/S/ Jodi M. Juretich	Chief Financial Officer	March 31, 2010
Jodi M. Juretich	(Principal Financial and Accounting Officer)

/S/Scott C. Chandler	Director	March 31, 2010
Scott C. Chandler

/S/ C. Alan Weber	Director	March 31, 2010
C. Alan Weber

/S/ Michael B. Thompson	Director	March 31, 2010
Michael B. Thompson

CIMETRIX INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cimetrix Incorporated and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Cimetrix Incorporated and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the U.S.

We were not engaged to examine management’s assertion about the effectiveness of Cimetrix Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/HJ & ASSOCIATES, LLC
HJ & ASSOCIATES, LLC

Salt Lake City, Utah
March 31, 2010

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$139,000	$15,000
Restricted Cash	-	121,000
Accounts receivable, net	432,000	407,000
Inventories	1,000	2,000
Prepaid expenses and other current assets	22,000	25,000
Total current assets	594,000	570,000

Property and equipment, net	21,000	57,000
Intangible assets, net	6,000	56,000
Goodwill	64,000	64,000
Other assets	20,000	29,000

	$705,000	$776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$50,000	$184,000
Accrued expenses	346,000	321,000
Deferred revenue	162,000	460,000
Current portion of notes payable and capital lease obligations	295,000	503,000
Total current liabilities	853,000	1,468,000

Long-term liabilities:
Notes payable – related parties, net	388,000	188,000
Long-term portion of notes payable and capital lease obligations	413,000	335,000
Total long-term liabilities	801,000	523,000

Total liabilities	1,654,000	1,991,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $.0001 par value, 100,000,000 shares authorized, 46,861,198 and 33,568,057 shares issued, respectively	5,000	3,000
Additional paid-in capital	33,409,000	32,669,000
Treasury stock, at cost	(49,000)	(49,000)
Accumulated deficit	(34,314,000)	(33,838,000)
Total stockholders’ equity (deficit)	(949,000)	(1,215,000)

	$705,000	$776,000
See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008
Revenues:
New software licenses	$1,333,000	$1,816,000
Software license updates and product support	852,000	1,009,000
Total software revenues	2,185,000	2,825,000
Professional services	926,000	1,318,000

Total revenues	3,111,000	4,143,000

Operating costs and expenses:
Cost of revenues	967,000	1,772,000
Sales and marketing	788,000	1,135,000
Research and development	519,000	862,000
General and administrative	1,105,000	1,659,000
Depreciation and amortization	85,000	233,000

Total operating costs and expenses	3,464,000	5,661,000

Loss from operations	(353,000)	(1,518,000)

Other income (expenses):
Interest income	-	1,000
Interest expense	(127,000)	(118,000)
Gain (loss) on sale of assets	4,000	(7,000)
Loss on impairment of assets	-	(110,000)
Gain on payment of compensation with equity instruments	-	8,000

Total other income (expenses), net	(123,000)	(226,000)

Loss before income taxes	(476,000)	(1,744,000)

Provision for income taxes	-	-

Net loss	$(476,000)	$(1,744,000)

Loss per common share:
Basic and diluted	$(0.01)	$(0.05)

Weighted average number of shares outstanding:
Basic and diluted	37,790,000	32,456,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2009 and 2008

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	25,000	$ (49,000)	31,952,432	$ 3,000	$ 32,004,000	$ (32,094,000)	$ (136,000)
Stock-based compensation	-	-	-	-	285,000	-	285,000
Issuance of common stock warrants attached to senior notes	-	-	-	-	2,000	-	2,000
Issuance of common stock stock associated with fully vested restricted stock shares	-	-	1,615,625	-	378,000	-	378,000
Net loss	-	-	-	-	-	(1,744,000)	(1,744,000)
Balance, December 31, 2008	25,000	(49,000)	33,568,057	3,000	32,669,000	(33,838,000)	(1,215,000)
Sale of common stock			13,193,141	2,000	660,000		662,000
Stock-based compensation	-	-	-	-	49,000	-	49,000
Issuance of common stock warrants attached to senior notes	-	-	-	-	1,000	-	1,000
Issuance of common stock associated with fully vested restricted stock shares	-	-	100,000	-	30,000	-	30,000
Net loss	-	-	-	-		(476,000)	(476,000)
Balance, December 31, 2009	25,000	$ (49,000)	46,861,198	$ 5,000	$ 33,409,000	$ (34,314,000)	$ (949,000)

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(476,000)	$(1,744,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,000	233,000
Impairment of intangibles	-	110,000
Provision for doubtful accounts	29,000	(20,000)
Stock-based compensation	52,000	501,000
Amortization of bond discount	1,000	-
Loss (gain) on sale of assets	(4,000)	7,000
Changes in operating assets and liabilities:
Restricted cash	121,000	(121,000)
Accounts receivable	(54,000)	648,000
Inventories	1,000	6,000
Prepaid expenses and other current assets	7,000	15,000
Other assets	6,000	-
Accounts payable	(84,000)	(242,000)
Accrued expenses	89,000	(92,000)
Deferred revenue	(298,000)	132,000

Net cash used in operating activities	(525,000)	(567,000)

Cash flows from investing activities:
Purchase of property and equipment	(9,000)	(2,000)
Proceeds from sale of property and equipment	15,000	2,000

Net cash provided by investing activities	6,000	-

Cash flows from financing activities:
Sale of common stock	650,000	-
Proceeds from the issuance of debt	1,951,000	3,217,000
Proceeds from the issuance of debt to related parties	175,000	-
Proceeds from related party advances	125,000	205,000
Payments of debt	(2,133,000)	(2,974,000)
Payments of related party advances	(125,000)	(205,000)

Net cash provided by financing activities	643,000	243,000

Net increase (decrease) in cash and cash equivalents	124,000	(324,000)
Cash and cash equivalents, beginning of year	15,000	339,000

Cash and cash equivalents, end of year	$139,000	$15,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

Use of Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents were $0 as of December 31, 2009 and 2008. Cash was $139,000 and $136,000, of which $0 and $121,000 was restricted as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had $139,000 of cash and cash equivalents that was federally insured.

Accounts Receivable – Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $20,000 and $34,000 as of December 31, 2009 and 2008, respectively. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

Inventories – Inventories, consisting of certain product licenses resold with the Company’s products, are stated at the lower of cost or market, with cost determined on a first-in, first out (FIFO) method.

Software Development Costs – Software development costs associated with software to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release to customers. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development during the years ended December 31, 2009 and 2008.

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

Patents and Copyrights - The Company has obtained a patent related to certain technology. In addition, the Company has registered most of its software system products with the Copyright Office of the United States and will continue to timely register any updates to current products or any new products. Generally, other than the patent and the copyright registrations, the Company relies on confidentiality and nondisclosure agreements with its employees and customers, appropriate security measures, and the encoding of its software in order to protect the proprietary nature of its technology. No cost has been capitalized with respect to the patent.

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

Goodwill – Goodwill, representing the excess of the purchase price of EFS Solutions, Inc. over the fair value of the identifiable net assets acquired. The Company evaluates its goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. As the consolidated company represents a single reporting unit, the goodwill carrying value is compared to the enterprise value as a whole. The annual evaluation of the company’s goodwill resulted in no impairment loss for the years ended December 31, 2008 and 2009.

         Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative expected undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. There was no impairment loss recognized in 2009. An impairment loss of $110,000 was recognized during the year ended December 31, 2008.

Revenue Recognition – The Company derives revenues from two primary sources, software and professional services. Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support. The Company has “off-the-shelf” software packages in the tool control and connectivity product lines. Tool control products include items such as CODE 6.0, CIMControl, and CIMulation. Connectivity products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products. Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches, and technical support personnel. Professional service sales are derived from the sale of services to design, develop, and implement custom software applications.

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

4)
Collectability of the sale is reasonably assured and receipt is probable. Collectability of a sale is determined on a customer-by-customer basis. Typically, Cimetrix sells to large corporations which have demonstrated an ability to pay. If it is determined that a customer may not have the ability to pay, revenue is deferred until the payment is collected.

The software component of the Company’s products is an integral part of its functionality. As such, the Company applies the provisions of the ASC Topic 985-605, Software - Revenue Recognition.

The Company’s products are fully functional at the time of shipment. The software components of the Company’s products do not require significant production, modification, or customization. As such, revenue from product sales is recognized upon shipment provided that the criteria outlined above are met.

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

         If a sale involves a bundled package of new software licenses, software license updates and product support, and professional services, and the Company has vendor specific objective evidence of fair value among arrangement elements in accordance with ASC Topic 985-605, then revenue is first allocated to software license updates and product support and professional service obligations at fair market value. The remaining amount is applied to new software license revenue. Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment. Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months. Revenue from professional services is recognized as services are performed. Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers. On occasion, extended payment terms will be offered. If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

In the event that the Company does not have vendor specific objective evidence of fair value among arrangement elements in a bundled package of products and services, the Company reports the revenue in a single revenue line presentation in the consolidated statements of operations in accordance with ASC Topic 985–605.

Income Taxes – As part of the process of preparing consolidated financial statements, Cimetrix is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. At December 31, 2009, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $8,517,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Advertising Costs – Advertising costs, including trade show participation, newsletters, press releases and sales literature, are expensed as incurred and totaled $13,000 and $45,000, for the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources – Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2009, the Company had an accumulated deficit of $34,314,000 and total stockholders’ deficit of $949,000.  At December 31, 2009, the Company had current assets of $594,000, including cash and cash equivalents of $139,000, and current liabilities of $853,000, resulting in a working capital deficiency of $259,000. For 2009, the Company reported a net loss of $476,000 and net cash used in operating activities of $525,000. Management believes that its existing cash, improved operating results in the third and fourth quarters of 2009, combined with funds available from the credit facility, will be sufficient to fund planned operations at current revenue levels for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to continue profitable operations and obtain positive operating cash flows, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

         Earnings (Loss) Per Common Share – The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year, which includes unissued and vested restricted stock shares deemed as participating securities.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of dilutive stock options and warrants outstanding using the treasury stock method and average market price per share during the year. Options and warrants to purchase 3,773,081 and 4,498,455 shares of common stock were outstanding at December 31, 2009 and 2008, respectively. No options, unvested restricted stock or warrants were included in the computation of weighted average number of shares because the effect would have been anti-dilutive.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, Cimetrix provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit accounts. At times, the bank deposits may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in its cash deposits.

             Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance effective for its financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. Previous references to GAAP standards prior to the Codification are no longer used in the Company’s financial disclosures.

     In April 2009, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009, and the Company adopted this guidance during the second quarter of 2009. This guidance did not have a significant impact on the Company’s financial statements.

     In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. This guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC Topic 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. The Company adopted this guidance effective June 30, 2009. This adoption did not have a significant impact on the Company’s financial statements. See Note 19 for required disclosure.

     In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The requirements of these new standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations, and cash flows.

Note 2 – Stock-Based Compensation

     Stock-based compensation cost is measured at the grant date based on the fair value of the award granted and recognized as expense using the straight-line method over the period in which the award is expected to vest, which is generally the period from the grant date to the end of the vesting period.  Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period.

     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and warrants. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

     The Company estimates the expected term of options granted by calculating the average term from the historical stock option exercise experience. The volatility of the common stock is estimated by using historical volatility. The risk-free interest rate is based on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used in the option pricing model.

 The stock-based compensation expense for the years ended December 31, 2009 and 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Years Ended December 31,
	2009	2008

Cost of revenues	$9,000	$41,000
Sales and marketing	16,000	142,000
Research and development	7,000	35,000
General and administrative	20,000	283,000

Total stock-based compensation expense realized and increase in net loss	$52,000	$501,000

Impact on basic loss per common share	$(0.00)	$(0.02)

Impact on diluted loss per common share	$(0.00)	$(0.02)

As of December 31, 2009, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $28,000, and the weighted average period over which these awards are expected to be recognized was 1.31 years.

Stock Incentive Plan - In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”). In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock units and equity-based performance awards. The number of shares of common stock reserved for issuance under the Plan was 952,549 at December 31, 2009.

Stock Options – During the year ended December 31, 2009 and 2008, options to purchase 645,000 and 1,349,757 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.02 to $0.06 and $0.04 to $0.17 per share. The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

	2009	2008
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	71.85% to 74.62%	66.36% to 75.49%
Risk free interest rate	2.65% to 2.99%	2.79% to 3.42%
Expected life of options	5.77 years to 5.84 years	5.76 years to 6 years

The weighted average fair value of options granted during the years ended December 31, 2009 and 2008, was $0.02 and $0.08, respectively.

The following table summarizes the stock option activity during 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	4,219,000	$ 0.32
Granted	645,000	0.03
Exercised	-	-
Expired	(1,055,000)	0.41
Forfeited	(478,000)	0.16

Outstanding at December 31, 2009	3,331,000	0.26	4.28	$ 37,269

Options vested and exercisable at December 31, 2009	2,716,000	0.30	3.92	$ 14,869

The aggregate intrinsic value (calculated as the difference between the market value and the exercise price of the shares) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.08 as of December 31, 2009, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

The following table summarizes the activity of non-vested stock option awards during 2009.

	Non-vested	Weighted Average
	Stock Options	Fair Value
Balance at December 31, 2008	487,250	$0.23
Granted in 2009	440,833	$0.02
Vested in 2009	(240,875)	$0.24
Cancelled or expired in 2009	(71,750)	$0.17
Balance at December 31, 2009	615,458	$0.08

Restricted Stock - During the year ended December 31, 2009 and 2008, the Company granted restricted stock awards of 0 and 1,060,236, respectively, to officers and directors with vesting periods ranging from immediate vesting to four years. The grant date fair value of the restricted stock awards was estimated on the effective date of the restricted stock awards or related employment agreements using the closing market price of the Company’s common stock on the grant date, with the compensation expense amortized over the vesting period of the restricted stock awards. The weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2008 was $0.09.

The total fair value of vested restricted stock shares in 2009 and 2008 was $47,000 and $196,000, respectively.

 Included in accrued expenses in the accompanying consolidated balance sheets are liabilities of $21,000 and $48,000 as of December 31, 2009 and 2008, respectively, representing vested restricted stock awards for which shares have not been issued.

Note 3: Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2009	2008

Trade receivables	$452,000	$441,000
Less allowance for doubtful accounts	(20,000)	(34,000)

	$432,000	$407,000

Note 4: Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008

Software development costs	$464,000	$464,000
Equipment	453,000	495,000
Office equipment and software	518,000	531,000
Furniture and fixtures	191,000	202,000
Leasehold improvements	85,000	85,000
Automobiles	-	52,000
	1,711,000	1,829,000
Less accumulated depreciation and amortization	(1,690,000)	(1,772,000)

	$21,000	$57,000

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009 and 2008 was $35,000 and $115,000, respectively. In 2009, the Company sold a vehicle related to its operations in France and sold or disposed of various fully depreciated property and equipment. In 2008, the Company sold various property and equipment related mostly to the closure of the Arizona facility and recorded a loss.

In 2009, Equipment includes $15,000 of capitalized equipment under capital lease obligations with a net book value of $7,000 at December 31, 2009.

Note 5: Intangible Assets and Goodwill

Intangible assets subject to amortization consist of the following at December 31:

	2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Technology	$ 1,091,000	$ 1,091,000	$ -
Customer relationships	246,000	240,000	6,000
Covenant not to compete	427,000	427,000	-

	$ 1,764,000	$ 1,758,000	$ 6,000
	2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Technology	$ 1,091,000	$ 1,049,000	$ 42,000
Customer relationships	246,000	232,000	14,000
Covenant not to compete	427,000	427,000	-

	$ 1,764,000	$ 1,708,000	$ 56,000

In 2008, the Company experienced a significant decrease in revenues associated with customer relationships. The Company performed an impairment analysis and determined that the carrying value exceeded the estimated fair value, which was calculated using the projected expected discounted cash flows arising from the asset. As such, the Company recorded an impairment of $110,000 during the year ended December 31, 2008 related to the decrease in value of the customer relationships intangible asset. There was no impairment in 2009.

Amortization expense was $50,000 and $118,000 for the years ended December 31, 2009 and 2008, respectively. The Customer Relationships intangible will be fully amortized in 2010 with a $6,000 amortization expense.

Goodwill of $64,000 originated in the acquisition of EFS Solutions, and is not amortized but tested annually for impairment. Based upon the impairment analysis performed in the 4th quarters, no impairment of goodwill was recorded for the years ended December 31, 2009 and 2008.

Note 6: Accounts Payable and Accrued Expenses

Accounts payable consist of the following:
	December 31,
	2009	2008
Trade	$43,000	$175,000
Related parties	7,000	9,000
	$50,000	$184,000

        Accrued expenses consist of the following:
	December 31,
	2009	2008
Accrued salaries and wages	$199,000	$110,000
Accrued vacation	83,000	97,000
Accrued payroll taxes	16,000	27,000
Accrued interest payable	20,000	12,000
Restricted stock payable (Note 2)	21,000	48,000
Other	7,000	27,000
	$346,000	$321,000

Note 7: Notes Payable and Capital Lease Obligations

The Company’s notes payable consisted of the following:

Related Parties:
	December 31,
	2009	2008
Senior Notes, unsecured, with interest at
10%, payable semiannually on April 1 and October 1
through maturity, maturing September 30, 2012,
payable to officers, employees, or their affiliates	$388,000	$189,000
Less discount	-	(1,000)

Total	388,000	188,000

Less current portion	-	-

Long-term portion	$388,000	$188,000

Other:
	December 31,
	2009	2008
Senior Notes, unsecured, with interest at
10%, payable semiannually on April 1 and
October 1, through maturity, maturing September 30, 2010 and September 30, 2012	$434,000	$308,000

Bank loan, secured by accounts receivable of the Company,
with interest at 7.75% per annum plus a collateral handing fee of .30% per month on face amount of financed receivables
through December 2010	246,000	482,000

Installment notes payable to financing company, payable in monthly payments totaling $1,901, including interest at 24.49%, from March 2008 through February 2011	23,000	38,000

Capital lease payable to financing company, payable in
monthly payments of $426, including interest at 4.0%,
from March 2008 through February 2011	6,000	11,000
Less discount	(1,000)	(1,000)

Total	708,000	838,000

Less current portion	295,000	503,000

Long-term portion	$413,000	$335,000

Senior Notes - At December 31, 2009, there were warrants issued to the Senior Note holders to purchase a total of 441,491 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2010 and September 30, 2012.

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

In conjunction with the offer to extend the maturity date, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2010. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. In 2009, the Company secured $250,000 in new Notes and issued warrants to purchase 125,000 shares of common shares of the Company at $0.05 per share.

During the fourth quarter of 2009, the Company offered the holders of the Senior Notes, originally due September 30, 2010, an extension of the maturity date to September 30, 2012. As part of this extension, the expiration date of the warrants was extended to September 30, 2012 as well.  As of March 31, 2010, all but $25,000 of the $822,000 Senior Notes had been extended.

Revolving Bank Line of Credit and Bank Loan - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007. This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Facility Agreement”). On January 20, 2009, the Company and the Bank entered into a First Amendment to the Facility Agreement (the “First Amendment”), effective December 25, 2008.  The First Amendment extended the maturity date of the Facility Agreement to December 24, 2009, reduced the applicable interest rate and certain other fees associated with the credit facility and required the Company to obtain an additional $250,000 in equity or subordinated debt financing by February 28, 2009. The Second Amendment to the Facility Agreement extended the due date of the required $250,000 in equity or subordinated debt financing to March 31, 2009. On January 12, 2010, the Company and the Bank entered into a Third Amendment to the Facility Agreement (the “Third Amendment”), effective December 24, 2009. The Third Amendment extends the maturity date of the Facility Agreement to December 23, 2010.

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

The aggregate face amount of Financed Receivables may not exceed $1,250,000, including a maximum of $950,000 non-U.S. Financed Receivables. Advances under the Agreement are collateralized by substantially all operating assets of the Company.

Subject to the terms of the Amendment, the Company will pay a fixed finance charge equal to 7.75% per annum, multiplied by the face amount of the Financed Receivables.  There is also a collateral handling fee of .30% per month of the face amount of the Financed Receivables.  In the event of a default, both of these rates are increased.

The Company will repay each advance on the earliest of: (a) the date on which payment is received on the Financed Receivable, (b) the date on which the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable (but only to the extent of the Adjustment if the Financed Receivable remains otherwise an Eligible Account), (d) the date on which there is a breach of any warranty or representation set forth in the Facility Agreement, or (e) the maturity date of the Facility Agreement of December 24, 2010. Each payment will also include all accrued finance charges and collateral handling fees with respect to such Advance and all other amounts then due and payable in accordance with the Agreement.

The Company, without the Bank’s consent, may not:

•	Convey, sell, transfer, or otherwise dispose of its business or property other than in the ordinary course;
•	Engage in any new line of business, permit a change in control, or change its jurisdiction of formation;
•	Merge or consolidate with another entity or acquire all of the capital stock or property of another entity;
•	Create, incur, assume, or be liable for any new indebtedness other than permitted indebtedness as defined in the Agreement;
•	Create, incur, allow, or suffer any lien on its property or assign any right to receive income;
•	Maintain any other collateral account;
•	Pay any dividends or make any distributions or payments or redeem, retire, or purchase any capital stock or make other than certain defined investments;
•	Directly or indirectly enter into any material transaction with any affiliate, except for transactions that are in the ordinary course of business;
•	Make any payment on subordinated debt other than ordinary interest when due or amend any provision in any document relating to subordinated debt;
•	Become an “investment company” or a company controlled by an “investment company” under the Investment Company Act of 1940.

Stand-Alone Revolving Note – The Company and an officer of the Company entered into a Stand-Alone Revolving Note (“Note”) dated November 8, 2007 and was amended by the First Amendment to Stand Alone Revolving Note on April 13, 2009. Subject to the terms of the agreement, the Company may borrow up to $100,000 with an interest rate equal to 10% per annum on the outstanding balance. Interest and principal payments are made on a mutually agreeable schedule as determined by the Company and the officer. This Note was unsecured and matured on December 31, 2009.

During the year 2009, the Company borrowed and subsequently paid $125,000 under this Note. The balance at December 31, 2009 was $0 and the Note was not renewed or extended.

Future maturities of notes payable and capital lease obligations are as follows:

Year ending December 31,
2010	$ 295,000
2011	5,000
2012	796,000

$ 1,096,000

NOTE 8 – Common Stock

In 2009 and 2008, the Company issued 100,000 and 1,615,625, respectively, shares of its restricted common stock to officers and directors in satisfaction of awards that had fully vested. As of December 31, 2009 and 2008, an obligation of $21,000 and $48,000, respectively, was reflected as an accrued liability on the Company’s balance sheet related to unissued shares of its restricted common stock to officers and directors.

Note 9: Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	December 31,
	2009	2008
Income tax benefit at statutory rate	$186,000	$651,000
Meals and entertainment	(2,000)	(5,000)
Research and development credit	52,000	-
Stock-based compensation	20,000	(187,000)
Other	(4,000)	-
Change in valuation allowance	(252,000)	(459,000)
	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$10,161,000	$10,281,000
Asset impairment	-	-
Depreciation and amortization	-	-
Allowance for doubtful accounts	8,000	13,000
Accrued expenses	110,000	8,000
Deferred income	59,000	171,000
Inventory reserve	-	-
Research and development credits	798,000	-
	11,136,000	10,473,000
Less valuation allowance	(8,517,000)	(8,256,000)
Net deferred tax assets	2,619,000	2,217,000

Deferred tax liabilities:
Depreciation	(2,619,000)	(2,217,000)

Net deferred taxes	$-	$-

At December 31, 2009, the Company has a net operating loss carry forward available to offset future taxable income of approximately $26,055,000, that may be offset against future taxable income from the year 2009 through 2030. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

Accounting for Uncertainty in Income Taxes - The Company adopted changes issued by FASB which prescribed a recognition threshold and measurement attribute for financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. Under the guidance, an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate, if recognized. There has been no significant change in the unrecognized tax benefit from the date of adoption through the year ended December 31, 2009.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. federal net operating loss carry forwards from the year ended December 31, 2005 through the year ended December 31, 2009 are subject to examination.

Note 10: Supplemental Cash Flow Information

During the year ended December 31, 2009:

•	The Company reduced accounts payable through the issuance of debt in the amount of $50,000.

•	The Company reduced accounts payable through the use of other assets in the amount of $3,000.

•	The Company reduced accrued expenses through the issuance of debt in the amount of $24,000.

•	The Company reduced accrued expenses through the issuance of stock in the amount of $12,000.

•	The Company recorded a discount for warrants attached to Senior Notes in the amount of $1,000.

•	The Company increased prepaid expenses and increased accounts payable by $3,000.

•	The Company reduced restricted stock payable from the issuance of stock in the amount of $30,000

During the year ended December 31, 2008:

•	The Company acquired property and equipment through a capital lease payable of $15,000.

•	The Company recorded a discount for warrants attached to Senior Notes in the amount of $2,000.

•	The Company increased prepaid expenses and increased accounts payable by $12,000

•
The Company issued restricted stock to officers and stock options to certain managers in exchange for accrued salary. The value of the accrued salaries exchanged for stock exceeded the value of the stock compensation in the amount of $8,000 and was recorded as other income.

	December 31,
	2009	2008
Cash paid for interest	$122,000	$109,000

Cash paid for income taxes	$-	$-

Note 11: Major Customers

During 2009, one customer accounted for 12% of the Company’s total revenues. During 2008, no customer accounted for 10% or more of the Company’s total revenues.

Export sales to unaffiliated customers were approximately $1,578,000 and $1,663,000 in 2009 and 2008, respectively.

During 2009, the export sales to Germany and Japan were 14% and 12%, respectively, of total revenues. During 2008, the export sales to Japan were 11% of total revenues.

Note 12: Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

The Company will match 50% of the employees’ contribution up to a maximum of 2% of the employees’ annual pay. Participants vest in the employer’s contribution over a five-year period. For the years ended December 31, 2009 and 2008, the Company contributed approximately $20,000 and $40,000, respectively, to the plan. In response to the uncertain economic conditions for 2009, Cimetrix suspended the Company’s match of 50% of the employees’ contributions, effective February 1, 2009 and reinstated the Company match effective January 1, 2010.

Note 13: Fair Value of Financial Instruments

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

Note 14: Commitments and Contingencies

Lease Obligations

The Company leases certain office space and equipment under non-cancelable operating lease agreements. Future minimum lease payments required under operating leases are as follows:

Year Ending December 31,
2010	$ 99,000
2011	91,000
2012	3,000
$ 193,000

Rental expense for the years ended December 31, 2009 and 2008 under operating leases was $72,000 and $192,000, respectively. The Company’s principal offices are located in a leased facility in Salt Lake City, Utah and expire in November 2011. Cimetrix previously leased office space in Tempe, Arizona; that lease expired and was terminated on December 31, 2008.

Product Warranties

Cimetrix warrants that software products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship. If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2009 and 2008, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Note 15: Related Party Transactions

For the years ended December 31, 2009 and 2008, the Company had revenues totaling $5,000 and $301,000, respectively, from two customers that are also stockholders of the Company. The Company had accounts receivable from these two customers totaling $0 and $21,000 at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company had Senior Notes payable of $388,000 and $189,000, respectively, to holders who were officers, employees, or their affiliates (see Note 7). During the years ended December 31, 2009 and 2008, the Company paid interest expense of $39,000 and $13,000, respectively, to these related parties.

As of December 31, 2009 and 2008, accrued expenses included an obligation of $21,000 and $48,000, respectively, for the issuance of restricted stock awards to officers and directors of the Company (see Notes 2 and 6).

In November 2007, the Company and an officer of the Company entered into a Stand-Alone Revolving Note (“Note”). The Note was amended by the First Amendment to Stand Alone Revolving Note on April 13, 2009. Subject to the terms of the agreement, the Company was permitted to borrow up to $100,000 with an interest rate equal to 10% per annum on the outstanding balance. Interest and principal payments were made on a mutually agreeable schedule, as determined by the Company and the officer.  The Note was unsecured, matured on December 31, 2009 and was not renewed.

In 2009, the officer advanced $125,000 on the Note and the Company repaid $125,000 on the Note. Interest expense on the Note was $5,000 in 2009. In 2008, the officer advanced $205,000 on the Note and the Company repaid $205,000 on the Note. Interest expense on the Note was $1,000 in 2008.