Form 10-Q
period 2010-03-31
CIMETRIX INC
filed 2010-05-17
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                  to ______

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of May 7, 2010:
Common stock, par value $.0001 – 46,861,198 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31, 2010	December 31,
ASSETS	(Unaudited)	2009
Current assets:
Cash and cash equivalents	$253,000	$139,000
Accounts receivable, net	485,000	432,000
Inventories	2,000	1,000
Prepaid expenses and other current assets	38,000	22,000
Total current assets	778,000	594,000

Property and equipment, net	32,000	21,000
Intangible assets, net	4,000	6,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$898,000	$705,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$94,000	$50,000
Accrued expenses	385,000	346,000
Deferred revenue	257,000	162,000
Current portion of notes payable and capital lease obligations	152,000	295,000
Total current liabilities	888,000	853,000

Long-term liabilities:
Notes payable – related parties, net	388,000	388,000
Long-term portion of notes payable	408,000	413,000
Total long-term liabilities	796,000	801,000

Total liabilities	1,684,000	1,654,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 46,886,198 and 46,861,198 shares issued,
respectively	5,000	5,000
Additional paid-in capital	33,417,000	33,409,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(34,159,000)	(34,314,000)
Total stockholders’ deficit	(786,000)	(949,000)

	$898,000	$705,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
New software licenses	$750,000	$196,000
Software license updates and product support	172,000	234,000
Total software revenues	922,000	430,000
Professional services	176,000	393,000

Total revenues	1,098,000	823,000

Operating costs and expenses:
Cost of revenues	291,000	370,000
Sales and marketing	202,000	244,000
Research and development	107,000	172,000
General and administrative	308,000	304,000
Depreciation and amortization	7,000	25,000

Total operating costs and expenses	915,000	1,115,000

Income (loss) from operations	183,000	(292,000)

Other income (expenses):
Interest expense	(28,000)	(33,000)
Gain on sale of assets	-	1,000

Total other expenses, net	(28,000)	(32,000)

Income (loss) before income taxes	155,000	(324,000)

Provision for income taxes	-	-

Net income (loss)	$155,000	$(324,000)

Income (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average number of shares
outstanding:
Basic	47,048,000	33,761,000
Diluted	47,687,000	33,761,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$155,000	$(324,000)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	7,000	25,000
Stock-based compensation	26,000	30,000
Gain on sale of assets	-	(1,000)
(Increase) decrease in:
Restricted cash	-	121,000
Accounts receivable	(52,000)	(43,000)
Inventories	(1,000)	2,000
Prepaid expenses and other current assets	(14,000)	(10,000)
Other assets	-	6,000
Increase (decrease) in:
Accounts payable	41,000	82,000
Accrued expenses	19,000	69,000
Deferred revenue	95,000	(48,000)

Net cash provided by (used in) operating activities	276,000	(91,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	12,000
Purchase of property and equipment	(17,000)	-

Net cash provided by (used in) investing activities	(17,000)	12,000

Cash flows from financing activities:

Sale of common stock	1,000	-
Proceeds from the issuance of debt	147,000	695,000
Proceeds from the issuance of debt to related parties	-	100,000
Payments of debt	(293,000)	(706,000)

Net cash provided by (used in) financing activities	(145,000)	89,000

Net increase in cash and cash equivalents	114,000	10,000
Cash and cash equivalents, beginning of period	139,000	15,000

Cash and cash equivalents, end of period	$253,000	$25,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (“Cimetrix” or the “Company”) are primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems and semiconductor connectivity products that connect new semiconductor tools to each other and to host systems.

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month periods ended March 31, 2010 and March 31, 2009 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended
	March 31,
	2010	2009
Cost of revenues	$2,000	$3,000
Sales and marketing	8,000	11,000
Research and development	2,000	1,000
General and administrative	14,000	15,000
Total stock-based compensation expense	$26,000	$30,000

During the three months ended March 31, 2010, options to purchase 250,000 shares of the Company’s common stock were issued to the Company’s employees, with an exercise price of $0.08 per share.

As of March 31, 2010, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $72,000, and the weighted average period over which these awards are expected to be recognized was 1.33 years.

During the three months ended March 31, 2010, 700,000 shares of restricted stock awards were granted. The total stock-based compensation costs from vesting restricted stock shares in the three month periods of March 31, 2010 and 2009 was $19,000 and $1,000, respectively.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding, including unissued and vested restricted stock shares deemed as participating securities, during the period. Diluted earnings per common share is computed by dividing the net income or loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and unvested restricted stock.  The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$155,000	$(324,000)
Denominator:
Basic weighted average shares outstanding	47,048,000	33,761,000
Effect of dilutive securities:
Stock options	281,000	-
Unvested restricted stock	212,000	-
Warrants	146,000	-
Diluted weighted average shares outstanding	47,687,000	33,761,000

Net income (loss) per share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Potentially dilutive securities representing approximately 2,600,000 shares of common stock at March 31, 2010 were excluded from the computation of diluted earnings per common share because their effect would have been antidulitive.

As a result of incurring a net loss for the three months ended March 31, 2009, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 3,700,000 shares of common stock at March 31, 2009.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Related Party and Senior Notes – At March 31, 2010, the Company had a total of $822,000 in outstanding Senior Notes, of which $388,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1. During the fourth quarter of 2009, the Company offered the holders of the Senior Notes an extension of the maturity date to September 30, 2012 which was accepted by all holders, except for the holder of a $25,000 Note which continues to be due September 30, 2010. As part of this extension offer, the expiration date of the warrants held by holders accepting the extension was also extended to September 30, 2012.

As of March 31, 2010, there were warrants issued to Senior Note holders to purchase a total of 416,000 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2010 and 2012.

Bank Loan – The Company has a credit facility secured by its accounts receivable with Silicon Valley Bank (the “Bank Loan”). Amounts available under this facility vary with the face amount of qualifying accounts receivable of the Company pledged under the facility. The Company drew $147,000 from the Bank Loan and paid down $288,000 during the three months ended March 31, 2010. The balance of the Bank Loan was $105,000 at March 31, 2010. The interest rate under the Bank Loan is fixed at 7.75% per annum, multiplied by the face amount of Financed Receivables. There is also a collateral handling fee of .30% per month of the face amount of the Financed Receivables. Repayment of Financed Receivables including interest and fees under the Bank Loan is paid on the earlier of (a) the date which payment is received on the Financed Receivable, (b) the date the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable, (d) the date on which there is a breach of any warranty or representation set forth in the Facility Agreement, or (e) the maturity date of the Facility Agreement of December 23, 2010. There was approximately $411,000 of unused commitment at March 31, 2010 under the Bank Loan.

Installment Notes and Capital Leases Payable– During the three months ended March 31, 2010, the Company paid down $6,000 in installment notes and capital leases payable. The balance of the installment notes was $18,000 at March 31, 2010. The installment notes are payable in monthly payments totaling $2,000, including interest at 24.49%, and mature in February 2011. The balance of the capital lease was $5,000 at March 31, 2010. The capital lease is payable in monthly payments of $400, including interest at 4% and mature in February 2011.

NOTE 5 – COMMON STOCK

In March 2010, the Company issued 25,000 shares of its common stock on the exercise of a warrant associated with Senior Notes.

Included in accrued expenses in the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009 are liabilities of $40,000 and $21,000 respectively, representing vested restricted stock awards for which shares have not been issued. These amounts represent 405,861 and 173,361 vested restricted stock awards that have not been issued as of March 31, 2010 and December 31, 2009, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three-months ended March 31, 2010, the Company had the following revenues from two customers that were also shareholders of the Company:

Three Months Ended
March 31, 2010
New software licenses	$44,250
Software license updates and product support	7,500
Total software revenues	51,750
Professional services	3,000
Total software revenues	$54,750

The Company had accounts receivable from two related customers totaling $15,000 at March 31, 2010.

The Company did not have any sales or accounts receivables to related customers for the three months ended March 31, 2009.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the accounting guidance related to revenue arrangements with multiple deliverables was revised. The guidance applies to all deliverables in contractual arrangements in which a vendor will perform multiple revenue-generating activities.  The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable.  The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We are evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2010 and March 31, 2009 and the Company’s financial position at March 31, 2010. The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes,” “anticipates” or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources,” “Factors Affecting Future Results” and “Risk Factors,” and those factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Critical Accounting Policies

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s 2009 Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations.

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended
	March 31,
	2010		2009
New software licenses	$750,000	68%	$196,000	24%
Software license updates and product support	172,000	16%	234,000	28%

Total software revenues	922,000	84%	430,000	52%

Professional services	176,000	16%	393,000	48%

Total revenues	$1,098,000	100%	$823,000	100%

Total revenues increased by $275,000, or 33%, to $1,098,000 for the three months ended March 31, 2010, from $823,000 for the three months ended March 31, 2009. The increase in revenues was primarily attributable to the increase in new software licenses, which increased from $196,000 in the first quarter of 2009 to $750,000 in the first quarter of 2010. New software license revenue is closely aligned to the capital equipment markets served by the Company. During the first quarter of 2009 the worldwide capital equipment markets came to a virtual standstill. However, beginning in the summer of 2009 the worldwide capital equipment markets began to recover, which contributed to significantly increased year-over-year machine shipments by the Company’s OEM customers. The market for semiconductor 300mm capital equipment, our largest source of revenue for the past several years, increased significantly year-over-year. In addition, we saw increased machine shipments in the solar, LED and other electronics markets as well.

Total software revenues increased to $922,000 for the three months ended March 31, 2010, as compared to $433,000 for the three months ended March 31, 2009. This was primarily due to increased machine shipments by our OEM customers. Revenue associated with software license updates and product support decreased year-over-year, which was attributed to having less OEM customers as a number of OEM customers went out of business or ceased operations during 2009. The decrease in professional services year-over-year is the result of reduced contracts for professional services and a smaller staff to pursue professional services opportunities.

Results of Operations

	Three Months Ended
	March 31,
	2010	2009
Net sales	100%	100%
Operating costs and expense:
Cost of revenues	26	45
Sales and marketing	18	29
Research and development	10	21
General and administration	28	37
Depreciation and amortization	1	3

Total operating costs and expenses	83	135

Income (loss) from operations	17	(35)
Other expense, net	(2)	(4)
Net income (loss)	15%	(39)%

The Company’s operating results for the three-month period March 31, 2010 reflect the effects of the recovery in the economy as well as changes made to our business model to be more efficient and concentrate on our core strengths of developing leading software products.

The Company reported net income of $155,000 for the three months ended March 31, 2010, compared to a net loss of $324,000 for the three months ended March 31, 2009. The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended March 31, 2010 and March 31, 2009, stock-based compensation expense was $26,000 and $30,000, respectively, and depreciation and amortization expense was $7,000 and $25,000, respectively.

The Company generated net cash from operating activities totaling $276,000 for the three months ended March 31, 2010, compared to net cash used in operating activities of $91,000 for the three months ended March 31, 2009.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the three months ended March 31, 2010 was 26%, compared to 45% for the three months ended March 31, 2009. This decrease was due primarily to the significant increase in software license revenue, which contains much higher profit margins than professional services revenue. Professional services revenue has higher labor and other costs of revenues than software revenues. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $42,000, or 17%, to $202,000 during the three months ended March 31, 2010, from $244,000 during the three months ended March 31, 2009. Sales and marketing expenses decreased to 18% of total revenues for the three months ended March 31, 2010 as compared to 29% of total revenues in the prior year period. The reduction in sales and marketing expenses reflects the Company’s cost reduction efforts taken during 2009. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $65,000, or 38%, to $107,000 during the three months ended March 31, 2010, from $172,000 during the three months ended March 31, 2009. The reduction in research and development expenses reflects the Company’s cost reduction efforts taken during 2009. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $4,000 or 1%, to $308,000 in the three months ended March 31, 2010, from $304,000 in the three months ended March 31, 2009. As a result of the increase in revenues, general and administrative expenses decreased from 37% of total revenues for the three months ended March 31, 2009 to 28% of total revenues for the three months ended March 31, 2010. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense decreased $18,000 or 72% to $7,000 in the three months ended March 31, 2010, from $25,000 in the three months ended March 31, 2009. The decrease in depreciation and amortization resulted from aging equipment and certain intangible assets becoming fully depreciated and amortized in 2009. In the first quarter of 2010, the Company began investing in software and equipment upgrades, and the cost associated with those upgrades is reflected in the cash flows used in investing activities.

Other Income (Expense)

Interest expense for the three months ended March 31, 2010 decreased by $5,000, to $28,000, from $33,000 for the three months ended March 31, 2009. The decrease in interest expense for the three months ended March 31, 2010, compared to the same period in 2009 was due to reduced borrowings on the Company’s bank loan with Silicon Valley Bank.

Liquidity and Capital Resources

At March 31, 2010, the Company had current assets of $778,000, including cash and cash equivalents of $253,000, and current liabilities of $888,000, resulting in a working capital deficiency of $110,000 compared to $886,000 for the same period in 2009. Excluding deferred revenue of $257,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, and accrued expenses of $40,000, which will be paid through the issuance of the Company’s common stock for vested restricted stock awards, the Company’s current assets exceeded current liabilities by $187,000 at March 31, 2010.

As of March 31, 2010, the Company had notes payable and long-term debt totaling $948,000 net of discount, comprised of the following:

10% Senior Notes due September 30, 2010 and 2012	$822,000
Bank loan, secured by accounts receivable	105,000
Other	22,000
Senior Note Discount	(1,000)
Total	948,000
Less current portion	152,000
Long-term portion	$796,000

Included in the Senior Notes is $388,000 held by officers and employees or their affiliates.

Related Party and Senior Notes – At March 31, 2010, the Company had a total of $822,000 in outstanding Senior Notes, of which $388,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1. During the fourth quarter of 2009, the Company offered the holders of the Senior Notes an extension of the maturity date to September 30, 2012, which was accepted by all holders other than the holder of a $25,000 Note.  As part of this extension, the expiration date of the warrants held by all holders accepting the extension was also extended to September 30, 2012.

Bank Loan – The Company has a credit facility secured by its accounts receivable with Silicon Valley Bank (the “Bank Loan”). Amounts available under this facility vary with the face amount of qualifying accounts receivable of the Company pledged under the facility. The Company drew $147,000 from the Bank Loan and paid down $288,000 during the three months ended March 31, 2010. The balance of the Bank Loan was $105,000 at March 31, 2010. The interest rate under the Bank Loan is fixed at 7.75% per annum, multiplied by the face amount of Financed Receivables. There is also a collateral handling fee of .30% per month of the face amount of the Financed Receivables. Repayment of Financed Receivables including interest and fees under the Bank Loan is paid on the earlier of (a) the date which payment is received on the Financed Receivable, (b) the date the Financed Receivable is no longer an Eligible Account, (c) the date on which any Adjustment is asserted to the Financed Receivable, (d) the date on which there is a breach of any warranty or representation set forth in the Facility Agreement, or (e) the maturity date of the Facility Agreement of December 23, 2010. There was approximately $411,000 of unused commitment at March 31, 2010 under the Bank Loan.

Installment Notes and Capital Leases Payable – During the three months ended March 31, 2010, the Company paid down $6,000 in installment notes and capital leases payable. The balance of the installment notes was $18,000 at March 31, 2010. The installment notes are payable in monthly payments totaling $2,000, including interest at 24.49%, and mature in February 2011. The balance of the capital lease was $5,000 at March 31, 2010. The capital lease is payable in monthly payments of $400, including interest at 4% and mature in February 2011.

Results of Operations and Cash Flows - Historically, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2010, the Company had an accumulated deficit of $34,159,000 and total stockholders’ deficit of $786,000. During the three months ended March 31, 2010, the Company reported net income of $155,000 compared to a net loss of $324,000 for the same period in 2009 and generated net cash from by operating activities of $276,000. The increase in net cash provided by operating activities in the current year over the same period in 2009 was primarily due to the increased revenues and changes in the Company’s business model.

Net cash used in investing activities during the three months ended March 31, 2010, was $17,000 and consisted of software and hardware upgrades. Net cash provided by investing activities during the three months ended March 31, 2009, was $12,000 and consisted of the sale of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2010 was $145,000, comprised of $1,000 in proceeds from the sale of common stock related to Senior Note warrants, borrowings from the bank loan of $147,000, partially offset by Bank Loan repayments of $288,000, and payments of other debt of $5,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $564,000 during the three months ended March 31, 2010, representing 51% of the Company’s total revenues, compared to $536,000 or 65%, of total revenues during the same period in 2009. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first three months of 2010 increased 33% compared to the first three months of 2009, reflecting recovery in the worldwide capital equipment markets for semiconductor, solar and other related electronics industries. Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue increased significantly year-over-year as the capital equipment shipments by the Company’s customers increased in response to the global economic recovery. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products. While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it does not control the demand for the equipment on which its products are used. In addition, the company is subject to increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

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

The Company continues to pursue customers through its Global Services group, which is available to assist customers by providing professional services and complete turnkey solutions. Due to the economic downturn, during 2009 the Company restructured its business and reduced the size of its global services group. The Company believes that it is important to offer both products and services to its customer base as many customers seek to limit the number of suppliers and prefer single source responsibility. The experience gained delivering professional services also provides valuable inputs to new product development pipelines.

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are highly specialized. There can be no assurance about the timing of the recovery, if any, of the markets that are served by the Company, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance. If the Company is unable to achieve positive cash flow from operations, it will be unable to survive in the long term.

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

ITEM 1A. RISK FACTORS

The Company has disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2009 which could materially affect its business, financial condition or future results of operations to which the reader is referred. There have been no material changes to the risk factors disclosed in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On March 23, 2010, in connection with the exercise of a previously outstanding Senior Note warrant, the Company issued 25,000 shares of its restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or an aggregate of $1,250.

    No commissions or finders’ fees were paid by the Company in connection with this transaction. The Warrant had been issued to the holder in a transaction in which the Company relied on the safe harbor provisions of Rule 506 of Regulation D. The Warrant was exercisable at the election of the holder and the Company did not solicit the exercise of the Warrant. The shares were issued on the exercise of the Warrant in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated there under based on the following: (a) there was not public offering or general solicitation in connection with the issuance of the shares; (b) the holder was provided with disclosure materials at the time of the issuance of the Warrant and the Company was in compliance with its public reporting requirements under the Securities Exchange Act of 1934 at the time of the issuance; (c) at the time of the issuance of the Warrant, the holder acknowledged that the Warrant and the shares issued on exercise would be restricted securities; (d) a legend was placed on the certificate representing the shares issued, stating their restricted nature and that they could only be transferred if the transaction was subsequently registered or if an exemption from the registration requirements of applicable securities laws were available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2010.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the SecuritiesExchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated May 13, 2010*
______________________________________________ * Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: May 17, 2010

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)