Form 10-Q
period 2010-06-30
CIMETRIX INC
filed 2010-08-16
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of August 9, 2010:
Common stock, par value $.0001 – 44,460,579 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE THEE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30, 2010	December 31,
ASSETS	(Unaudited)	2009
Current assets:
Cash and cash equivalents	$409,000	$139,000
Accounts receivable, net	719,000	432,000
Inventories	2,000	1,000
Prepaid expenses and other current assets	50,000	22,000
Total current assets	1,180,000	594,000

Property and equipment, net	30,000	21,000
Intangible assets, net	2,000	6,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$1,296,000	$705,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$72,000	$50,000
Accrued expenses	419,000	346,000
Deferred revenue	242,000	162,000
Current portion of notes payable and capital lease obligations	42,000	295,000
Total current liabilities	775,000	853,000

Long-term liabilities:
Notes payable – related parties, net	388,000	388,000
Long-term portion of notes payable	409,000	413,000
Total long-term liabilities	797,000	801,000

Total liabilities	1,572,000	1,654,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 47,171,406 and 46,861,198 shares issued,
respectively	5,000	5,000
Additional paid-in capital	33,446,000	33,409,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(33,678,000)	(34,314,000)
Total stockholders’ deficit	(276,000)	(949,000)

	$1,296,000	$705,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
New software licenses	$1,107,000	$308,000	$1,858,000	$505,000
Software license updates and product support	207,000	204,000	379,000	437,000
Total software revenues	1,314,000	512,000	2,237,000	942,000
Professional services	170,000	189,000	346,000	582,000

Total revenues	1,484,000	701,000	2,583,000	1,524,000

Operating costs and expenses:
Cost of revenues	312,000	247,000	603,000	617,000
Sales and marketing	206,000	178,000	408,000	421,000
Research and development	136,000	121,000	243,000	293,000
General and administrative	317,000	280,000	626,000	585,000
Depreciation and amortization	6,000	24,000	13,000	49,000

Total operating costs and expenses	977,000	850,000	1,893,000	1,965,000

Income (loss) from operations	507,000	(149,000)	690,000	(441,000)

Other income (expenses):
Interest expense	(26,000)	(35,000)	(54,000)	(68,000)
Gain on sale of assets	-	-	-	1,000

Total other expenses, net	(26,000)	(35,000)	(54,000)	(67,000)

Income (loss) before income taxes	481,000	(184,000)	636,000	(508,000)

Provision for income taxes	-	-	-	-

Net income (loss)	$481,000	$(184,000)	$636,000	$(508,000)

Income (loss) per common share:
Basic	$0.01	$(0.01)	$0.01	$(0.02)
Diluted	$0.01	$(0.01)	$0.01	$(0.02)

Weighted average number of shares
outstanding:
Basic	47,277,000	33,810,000	47,163,000	33,784,000
Diluted	48,251,000	33,810,000	48,060,000	33,784,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2010
	2010	2009
Cash flows from operating activities:
Net income (loss)	$636,000	$(508,000)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	13,000	49,000
Provision for doubtful accounts	-	29,000
Stock-based compensation	41,000	39,000
Amortization of bond discount	1,000
Gain on sale of assets	-	(1,000)
(Increase) decrease in:
Restricted cash	-	121,000
Accounts receivable	(287,000)	128,000
Inventories	(1,000)	2,000
Prepaid expenses and other current assets	(27,000)	12,000
Other assets	-	6,000
Increase (decrease) in:
Accounts payable	20,000	42,000
Accrued expenses	65,000	133,000
Deferred revenue	81,000	(170,000)

Net cash provided by (used in) operating activities	542,000	(118,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	12,000
Purchase of property and equipment	(18,000)	-

Net cash provided by (used in) investing activities	(18,000)	12,000

Cash flows from financing activities:
Sale of common stock	3,000	-
Proceeds from the issuance of debt	147,000	1,216,000
Proceeds from the issuance of debt to related parties	-	150,000
Proceeds from related party advances	-	125,000
Payments of debt	(404,000)	(1,360,000)
Payments of related party advances	-	(25,000)

Net cash provided by (used in) financing activities	(254,000)	106,000

Net increase in cash and cash equivalents	270,000	-
Cash and cash equivalents, beginning of period	139,000	15,000

Cash and cash equivalents, end of period	$409,000	$15,000

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

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as an expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$2,000	$2,000	$4,000	$5,000
Sales and marketing	4,000	2,000	12,000	13,000
Research and development	2,000	1,000	4,000	2,000
General and administrative	7,000	4,000	21,000	19,000
Total stock-based compensation expense	$15,000	$9,000	$41,000	$39,000

During the six months ended June 30, 2010, options to purchase 410,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.08 to $0.10 per share.

As of June 30, 2010, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $67,000, and the weighted average period over which these awards are expected to be recognized was 1.61 years.

During the six months ended June 30, 2010, 700,000 shares of restricted stock awards were granted. The total stock-based compensation costs from vesting restricted stock shares in the six month periods of June 30, 2010 and 2009 was $26,000 and $2,000, respectively.

NOTE 3 – EARNINGS (LOSS) PER SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding, including unissued and vested restricted stock shares deemed as participating securities, during the period. Diluted earnings per common share is computed by dividing the net income or loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and warrants with an exercise price of less than the trading price of the underlying common stock and unvested restricted stock.  The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$481,000	$(184,000)	$636,000	$(508,000)
Denominator:
Basic weighted average shares outstanding	47,277,000	33,810,000	47,163,000	33,784,000
Effect of dilutive securities:
Stock options	497,000	-	359,000	-
Unvested restricted stock	215,000	-	317,000	-
Warrants	262,000	-	221,000	-
Diluted weighted average shares outstanding	48,251,000	33,810,000	48,060,000	33,784,000

Net income (loss) per share
Basic	$0.01	$(0.01)	$0.01	$(0.02)
Diluted	$0.01	$(0.01)	$0.01	$(0.02)

Potentially dilutive securities representing approximately 1,900,000 shares of common stock at June 30, 2010 were excluded from the computation of diluted earnings per common share because their effect would have been antidulitive.

As a result of incurring a net loss for the six months ended June 30, 2009, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 4,400,000 shares of common stock at June 30, 2009.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Related Party and Senior Notes – At June 30, 2010, the Company had a total of $822,000 in outstanding Senior Notes, of which $388,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1. During the fourth quarter of 2009, the Company offered the holders of the Senior Notes an extension of the maturity date to September 30, 2012 which was accepted by all holders, except for the holder of a $25,000 Note which continues to be due September 30, 2010. As part of this extension offer, the expiration date of the warrants held by holders accepting the extension was also extended to September 30, 2012.

As of June 30, 2010, there were warrants issued to Senior Note holders to purchase a total of 416,000 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2010 and 2012.

Bank Loan – The Company had a credit facility secured by its accounts receivable with Silicon Valley Bank (the “Bank Loan”). Amounts available under this facility varied with the face amount of qualifying accounts receivable of the Company pledged under the facility. The Company drew $147,000 from the Bank Loan and paid down $393,000 during the six months ended June 30, 2010. The balance of the Bank Loan was $0 at June 30, 2010 and subsequent to the end of the quarter, the Company terminated the credit facility.

Installment Notes and Capital Leases Payable– During the six months ended June 30, 2010, the Company paid down $11,000 in installment notes and capital leases payable. The balance of the installment notes was $14,000 at June 30, 2010. The installment notes are payable in monthly payments totaling $2,000, including interest at 24.49%, and mature in February 2011. The balance of the capital lease was $3,000 at June 30, 2010. The capital lease is payable in monthly payments of $400, including interest at 4% and matures in February 2011.

NOTE 5 – COMMON STOCK

In March 2010, the Company issued 25,000 shares of its common stock on the exercise of a warrant associated with its Senior Notes.  In June 2010, the Company issued 55,208 shares of its common stock on the exercise of options.

Included in accrued expenses in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009 are liabilities of $29,000 and $21,000, respectively, representing vested restricted stock awards for which shares have not been issued. These amounts represent 175,861 and 173,361 vested restricted stock awards that have not been issued as of June 30, 2010 and December 31, 2009, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2010, the Company had the following revenues from two customers that were also shareholders of the Company:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
New software licenses	$74,150	$118,400
Software license updates and product support	15,625	23,125

Total software revenues	89,775	141,525
Professional services	-	3,000
Total software revenues	$89,775	$144,525

The Company had accounts receivable from two related customers totaling $96,000 at June 30, 2010.

The Company did not have any sales or accounts receivables to related customers for the three-month and six-month periods ended June 30, 2009.

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

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company had the following non-cash items from financing and investing activities:
	Six Months Ended
	June 30,
	2010	2009
Discount on debt through issuance of warrants	$-	$1,000
Reduction of accounts payable through issuance of debt	$-	$50,000
Reduction of accrued expenses through issuance of debt	$-	$21,000
Reduction of restricted stock payable from issuance of stock	$18,000	$30,000

The Company paid the following cash amounts for interest and income taxes:

	Six Months Ended
	June 30,
	2010	2009
Cash paid for interest	$53,000	$60,000
Cash paid for income taxes	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 and the Company’s financial position at June 30, 2010. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Operations Review

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
New software licenses	$1,107,000	75%	$308,000	44%	$1,858,000	72%	$505,000	33%
Software license updates and product support	207,000	14%	204,000	29%	379,000	15%	437,000	29%
Total software revenues	1,314,000	89%	512,000	73%	2,237,000	87%	942,000	62%
Professional services	170,000	11%	189,000	27%	346,000	13%	582,000	38%
Total revenues	$1,484,000	100%	$701,000	100%	$2,583,000	100%	$1,524,000	100%

Total revenues increased by $783,000, or 112%, to $1,484,000 for the three months ended June 30, 2010, from $701,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, total revenues increased $1,059,000 or 69% to $2,583,000 from $1,524,000 for the six months ended June 30, 2009.  The increase in revenues was primarily attributable to the increase in new software licenses, which increased $1,353,000 or 268%, to $1,858,000 for the six months ended June 30, 2010, from $505,000 for the six months ended June 30, 2009.  New software license revenue is closely aligned to the capital equipment markets served by the Company. During the first quarter of 2009 the worldwide capital equipment markets came to a virtual standstill. However, beginning in the summer of 2009 the worldwide capital equipment markets began to recover, which contributed to a significant increase in year-over-year machine shipments by the Company’s OEM customers. The market for semiconductor 300mm capital equipment, our largest source of revenue for the past several years, increased significantly year-over-year. In addition, we saw increased machine shipments in the solar, LED and other electronics markets as well.

Total software revenues increased to $1,314,000 for the three months ended June 30, 2010, as compared to $512,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, software revenues increased to $2,237,000 as compared to $942,000 for the six months ended June 30, 2009.  This increase was primarily due to increased machine shipments by our OEM customers. Revenue associated with software license updates and product support decreased year-over-year, which was attributed to having less OEM customers as a number of OEM customers went out of business or ceased operations during 2009. The decrease in professional services year-over-year is the result of reduced contracts for professional services and a smaller staff to pursue professional services opportunities.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	100%	100%	100%	100%
Operating costs and expense:
Cost of revenues	21	35	23	41
Sales and marketing	14	26	16	28
Research and development	9	17	9	19
General and administrative	21	40	24	38
Depreciation and amortization	0	3	1	3

Total operating costs and expenses	65	121	73	129

Income (loss) from operations	35	(21)	27	(29)
Other expense, net	(2)	(5)	(2)	(4)
Net income (loss)	33%	(26)%	25%	(33)%

The Company’s operating results for the three-month and six-month periods ended June 30, 2010 reflect the effects of the recovery in the economy as well as changes made to our business model to be more efficient and concentrate on our core strengths of developing leading software products.

The Company reported net income of $481,000 for the three months ended June 30, 2010, compared to a net loss of $184,000 for the three months ended June 30, 2009. For the six months ended June 30, 2010, the Company reported net income of $636,000, compared to a net loss of $508,000 for the six months ended June 30, 2009.  The net results for all periods include non-cash bad debt expense, non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended June 30, 2010 and June 20, 2009, bad debt expense was $0 and $29,000 respectively.  For the three-month periods ended June 30, 2010 and June 20, 2009, stock-based compensation expense was $15,000 and $9,000 respectively and depreciation and amortization expense was $6,000 and $24,000, respectively.  For the six-month periods ended June 30, 2010 and June 20, 2009, bad debt expense was $0 and $29,000 respectively.  For the six-month periods ended June 30, 2010 and June 20, 2009, stock-based compensation expense was $41,000 and $39,000 respectively and depreciation and amortization expense was $13,000 and $49,000, respectively.

The Company generated net cash from operating activities totaling $542,000 for the six months ended June 30, 2010, compared to net cash used in operating activities of $118,000 for the six months ended June 30, 2009.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the three months ended June 30, 2010 and 2009 was 21% and 35%, respectively.  Cost of revenues as a percentage of total revenues for the six months ended June 30, 2010 and 2009 was 23% and 41%, respectively.  This decrease was due primarily to the significant increase in software license revenue, which contains much higher profit margins than professional services revenue. Professional services revenue has higher labor and other costs of revenues than software revenues. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources and other factors.

Sales and Marketing

Sales and marketing expenses increased $28,000 or 16%, to $206,000 during the three months ended June 30, 2010, from $178,000 during the three months ended June 30, 2009. Sales and marketing expenses decreased to 14% of total revenues for the three months ended June 30, 2010 as compared to 26% of total revenues in the prior year period. During the six months ended June 30, 2010, sales and marketing expenses decreased $13,000 or 3% to $408,000 from $421,000 for the six months ended June 30, 2009. The year to date reduction in sales and marketing expenses reflects the Company’s cost reduction efforts taken during 2009. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $15,000, or 12%, to $136,000 during the three months ended June 30, 2010, from $121,000 during the three months ended June 30, 2010.  During the six months ended June 30, 2010, research and development expenses decreased $50,000 or 17% to $243,000 from $293,000 for the six months ended June 30, 2009. The increase in research and development expenses during the three months ended June 30, 2010, reflects our focus on investing in new products.  The year to date reduction in research and development expenses reflects the Company’s cost reduction efforts taken during 2009. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $37,000 or 13%, to $317,000 in the three months ended June 30, 2010, from $280,000 in the three months ended June 30, 2009. During the six months ended June 30, 2010, general and administrative expenses increased $41,000 or 7% to $626,000 from $585,000 for the six months ended June 30, 2009.  As a result of the increase in revenues, general and administrative expenses decreased from 40% of total revenues for the three months ended June 30, 2009 to 21% of total revenues for the three months ended June 30, 2010.  General and administrative expenses decreased from 38% of total revenues for the six months ended June 30, 2009 to 24% of total revenues for the six months ended June 30, 2010. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense decreased $18,000 or 75% to $6,000 in the three months ended June 30, 2010, from $24,000 in the three months ended June 30, 2009. During the six months ended June 30, 2010, depreciation and amortization decreased $36,000 or 73%, to $13,000 from $49,000 in the six months ended June 30, 2009.  The decrease in depreciation and amortization resulted from aging equipment and certain intangible assets becoming fully depreciated and amortized in 2009. In the first quarter of 2010, the Company began investing in software and equipment upgrades, and the cost associated with those upgrades is reflected in the cash flows used in investing activities.

Other Income (Expense)

Interest expense for the three months ended June 30, 2010 decreased by $9,000, to $26,000, from $35,000 for the three months ended June 30, 2010.  During the six months ended June 30, 2010, interest expense decreased $14,000 or 21%, to $54,000 from $68,000 in the six months ended June 30, 2009.

The decrease in interest expense for the three-month and six-month periods ended June 30, 2010, compared to the same periods in 2009 was due to reduced borrowings on the Company’s bank loan with Silicon Valley Bank.

Interest and other income for the three-month and six-month periods ended June 30, 2010 was $0.  During the three-month and six month periods ended June 30, 2009, interest and other income was $0 and $1,000 respectively.

Liquidity and Capital Resources

At June 30, 2010, the Company had current assets of $1,180,000, including cash and cash equivalents of $409,000, and current liabilities of $775,000, resulting in positive working capital of $405,000 compared to a working capital deficit of $976,000 at June 30, 2009. Excluding deferred revenue of $242,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, and accrued expenses of $29,000, which will be paid through the issuance of the Company’s common stock for vested restricted stock awards, the Company’s current assets exceeded current liabilities by $676,000 at June 30, 2010.

As of June 30, 2010, the Company had notes payable and long-term debt totaling $839,000 net of discount, comprised of the following:

10% Senior Notes due September 30, 2010 and 2012	$822,000
Bank loan, secured by accounts receivable	-
Other	17,000
Senior Note Discount	-
Total	839,000
Less current portion	42,000
Long-term portion	$797,000

Included in the Senior Notes is $388,000 held by officers and employees or their affiliates.

Related Party and Senior Notes – At June 30, 2010, the Company had a total of $822,000 in outstanding Senior Notes, of which $388,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1. During the fourth quarter of 2009, the Company offered the holders of the Senior Notes an extension of the maturity date to September 30, 2012, which was accepted by all holders other than the holder of a $25,000 Note.  As part of this extension, the expiration date of the warrants held by all holders accepting the extension was also extended to September 30, 2012.

Bank Loan – The Company had a credit facility secured by its accounts receivable with Silicon Valley Bank (the “Bank Loan”). Amounts available under this facility varied with the face amount of qualifying accounts receivable of the Company pledged under the facility. The Company drew $147,000 from the Bank Loan and paid down $393,000 during the six months ended June 30, 2010. The balance of the Bank Loan was $0 at June 30, 2010 and subsequent to the end of the quarter the Company terminated this credit facility.

Installment Notes and Capital Leases Payable – During the three months ended June 30, 2010, the Company paid down $11,000 in installment notes and capital leases payable. The balance of the installment notes was $14,000 at June 30, 2010. The installment notes are payable in monthly payments totaling $2,000, including interest at 24.49%, and mature in February 2011. The balance of the capital lease was $3,000 at June 30, 2010. The capital lease is payable in monthly payments of $400, including interest at 4% and mature in February 2011.

Results of Operations and Cash Flows - Historically, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2010, the Company had an accumulated deficit of $33,678,000 and total stockholders’ deficit of $276,000. During the six months ended June 30, 2010, the Company reported net income of $636,000 compared to a net loss of $508,000 for the same period in 2009 and generated net cash from operating activities of $542,000. The increase in net cash provided by operating activities in the current year over the same period in 2009 was primarily due to the increased revenues and changes in the Company’s business model.

Net cash used in investing activities during the six months ended June 30, 2010, was $18,000 and consisted of software and hardware upgrades. Net cash provided by investing activities during the six months ended June 30, 2009, was $12,000 and consisted of the sale of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2010 was $254,000, comprised of $3,000 in proceeds from the sale of common stock related to Senior Note warrants and employee stock options exercised, bank loan repayments of $393,000, partially offset by borrowings from the bank loan of $147,000, and payments of other debt of $11,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,243,000 during the six months ended June 30, 2010, representing 48% of the Company’s total revenues, compared to $933,000 or 61%, of total revenues during the same period in 2009. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first six months of 2010 increased 69% compared to the first six months of 2009, reflecting recovery in the worldwide capital equipment markets for semiconductor, solar and other related electronics industries. Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue increased significantly year-over-year as the capital equipment shipments by the Company’s customers increased in response to the global economic recovery. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products. While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it does not control the demand for the equipment on which its products are used. In addition, the Company is subject to increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

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

The Company has also been investing in pursuing the Japanese market for its products with its distribution partner. However, the Japanese semiconductor market has been hit very hard by the global economic downturn and the Company has very limited visibility into future revenues from Japan.

The Company continues to pursue customers through its Global Services group, which is available to assist customers by providing professional services and complete turnkey solutions. Due to the economic downturn during 2009, the Company restructured its business and reduced the size of its global services group. The Company believes that it is important to offer both products and services to its customer base as many customers seek to limit the number of suppliers and prefer single source responsibility. The experience gained delivering professional services also provides valuable inputs to new product development pipelines.

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are highly specialized. There can be no assurance about strength or durability of the recovery in the markets that are served by the Company, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance. If the Company is unable to maintain positive cash flow from operations, it will be unable to survive in the long term.

Because the business of the Company is dependant to a large degree on industry factors beyond its control, past financial performance is not necessarily indicative of future performance, and historical trends should not be used to anticipate future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to this requirement since it is a smaller reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 12, 2010*
______________________________________ * Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: August 16, 2010

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)