Form 10-Q
period 2010-09-30
CIMETRIX INC
filed 2010-11-15
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of November 9, 2010:
Common stock, par value $.0001 – 44,515,267 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,336,000	$139,000
Accounts receivable, net	728,000	432,000
Inventories	1,000	1,000
Prepaid expenses and other current assets	25,000	22,000
Total current assets	2,090,000	594,000

Property and equipment, net	42,000	21,000
Intangible assets, net	-	6,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$2,216,000	$705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$124,000	$50,000
Accrued expenses	562,000	346,000
Deferred revenue	257,000	162,000
Current portion of notes payable and capital lease obligations	11,000	295,000
Total current liabilities	954,000	853,000

Long-term liabilities:
Notes payable – related parties, net	388,000	388,000
Long-term portion of notes payable	384,000	413,000
Total long-term liabilities	772,000	801,000

Total liabilities	1,726,000	1,654,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $.0001 par value, 100,000,000 shares
authorized, 44,540,267 and 46,861,198 shares issued,
respectively	4,000	5,000
Additional paid-in capital	33,459,000	33,409,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,924,000)	(34,314,000)
Total stockholders’ equity (deficit)	490,000	(949,000)

	$2,216,000	$705,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
New software licenses	$2,131,000	$367,000	$3,989,000	$872,000
Software license updates and product support	241,000	202,000	620,000	639,000
Total software revenues	2,372,000	569,000	4,609,000	1,511,000
Professional services	238,000	209,000	585,000	791,000

Total revenues	2,610,000	778,000	5,194,000	2,302,000

Operating costs and expenses:
Cost of revenues	373,000	198,000	976,000	815,000
Sales and marketing	327,000	176,000	734,000	597,000
Research and development	216,000	99,000	459,000	392,000
General and administrative	413,000	250,000	1,038,000	835,000
Depreciation and amortization	7,000	22,000	20,000	71,000

Total operating costs and expenses	1,336,000	745,000	3,227,000	2,710,000

Income (loss) from operations	1,274,000	33,000	1,967,000	(408,000)

Other income (expenses):
Interest expense	(23,000)	(31,000)	(77,000)	(99,000)
Gain on sale of assets	-	-	-	1,000

Total other expenses, net	(23,000)	(31,000)	(77,000)	(98,000)

Income (loss) before income taxes	1,251,000	2,000	1,890,000	(506,000)

Provision for income taxes	-	-	-	-

Net income (loss)	$1,251,000	$2,000	$1,890,000	$(506,000)

Income (loss) per common share:
Basic	$0.03	$-	$0.04	$(0.01)
Diluted	$0.03	$-	$0.04	$(0.01)

Weighted average number of shares
outstanding:
Basic	45,386,000	36,640,000	46,564,000	34,747,000
Diluted	46,817,000	36,640,000	47,744,000	34,747,000

See accompanying notes to consolidated condensed financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2010
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,890,000	$(506,000)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	20,000	71,000
Provision for doubtful accounts	-	29,000
Stock-based compensation	54,000	44,000
Amortization of bond discount	1,000	-
Gain on sale of assets	-	(1,000)
Licensing revenue paid with Company stock (see Note 5)	(500,000)	-
(Increase) decrease in:
Restricted cash	-	121,000
Accounts receivable	(295,000)	29,000
Inventories	-	2,000
Prepaid expenses and other current assets	-	17,000
Other assets	-	5,000
Increase (decrease) in:
Accounts payable	71,000	(6,000)
Accrued expenses	201,000	126,000
Deferred revenue	95,000	(224,000)

Net cash provided by (used in) operating activities	1,537,000	(293,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	12,000
Purchase of property and equipment	(36,000)	(2,000)

Net cash provided by (used in) investing activities	(36,000)	10,000

Cash flows from financing activities:
Sale of common stock	10,000	650,000
Proceeds from the issuance of debt	147,000	1,687,000
Proceeds from the issuance of debt to related parties	-	175,000
Proceeds from related party advances	-	125,000
Payments of debt	(461,000)	(1,863,000)
Payments of related party advances	-	(75,000)

Net cash provided by (used in) financing activities	(304,000)	699,000

Net increase in cash and cash equivalents	1,197,000	416,000
Cash and cash equivalents, beginning of period	139,000	15,000

Cash and cash equivalents, end of period	$1,336,000	$431,000

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

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2010 and for the three and nine-month periods ended September 30, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as an expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$-	$2,000	$4,000	$7,000
Sales and marketing	3,000	2,000	15,000	15,000
Research and development	2,000	1,000	6,000	3,000
General and administrative	8,000	-	29,000	19,000
Total stock-based compensation expense	$13,000	$5,000	$54,000	$44,000

During the nine months ended September 30, 2010, options to purchase 460,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.08 to $0.23 per share.

As of September 30, 2010, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $58,000, and the weighted average period over which these awards are expected to be recognized was 1.54 years.

During the nine months ended September 30, 2010, 700,000 shares of restricted stock awards were granted. The total stock-based compensation costs from vesting restricted stock shares in the nine month periods of September 30, 2010 and 2009 was $33,000 and $2,000, respectively.

NOTE 3 – INCOME (LOSS) PER SHARE

The computation of basic earnings per common share is based on the weighted average number of shares outstanding, including unissued and vested restricted stock shares deemed as participating securities, during the period. Diluted earnings per common share is computed by dividing the net income or loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include unvested restricted stock and outstanding options and warrants with an exercise price of less than the trading price of the underlying common stock.  The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,251,000	$2,000	$1,890,000	$(506,000)
Denominator:
Basic weighted average shares outstanding	45,386,000	36,640,000	46,564,000	34,747,000
Effect of dilutive securities:
Stock options	819,000	-	563,000	-
Unvested restricted stock	322,000	-	370,000	-
Warrants	290,000	-	247,000	-
Diluted weighted average shares outstanding	46,817,000	36,640,000	47,744,000	34,747,000

Net income (loss) per share
Basic	$0.03	$0.00	$0.04	$(0.01)
Diluted	$0.03	$0.00	$0.04	$(0.01)

Potentially dilutive securities representing approximately 1,526,000 shares of common stock at September 30, 2010 were excluded from the computation of diluted earnings per common share because their effect would have been antidulitive.

As a result of incurring a net loss for the nine months ended September 30, 2009, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 4,604,000 shares of common stock at September 30, 2009.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Related Party and Senior Notes – At September 30, 2010, the Company had a total of $772,000 in outstanding Senior Notes, of which $388,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1. During the three months ended September 30, 2010, a total of $50,000 in repayments were made to two Senior Note holders.  During the fourth quarter of 2009, the Company offered the holders of the Senior Notes an extension of the maturity date to September 30, 2012 which was accepted by all holders, except for the holder of a $25,000 Note which was repaid to the holder in July, 2010. As part of this extension offer, the expiration date of the warrants held by holders accepting the extension was also extended to September 30, 2012.

As of September 30, 2010, there were warrants issued to Senior Note holders to purchase a total of 391,000 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2012.

Bank Loan – The Company had a credit facility secured by its accounts receivable with Silicon Valley Bank (the “Bank Loan”). Amounts available under this facility varied with the face amount of qualifying accounts receivable of the Company pledged under the facility. The Company drew $147,000 from the Bank Loan and paid down $393,000 during the nine months ended September 30, 2010. The  Company terminated the credit facility in July 2010.

Installment Notes and Capital Leases Payable– During the nine months ended September 30, 2010, the Company paid down $18,000 in installment notes and capital leases payable. The balance of the installment notes was $9,000 at September 30, 2010. The installment notes are payable in monthly payments totaling $2,000, including interest at 24.49%, and mature in February 2011. The balance of the capital lease was $2,000 at September 30, 2010. The capital lease is payable in monthly payments of $400, including interest at 4% and matures in February 2011.

NOTE 5 – COMMON STOCK

As of September 30, 2010, the total number of shares of common stock outstanding was 44,540,267, which represented 2,320,931 shares less than the 46,861,198 shares outstanding as of December 31, 2009. The primary reason for the reduction in the number of shares issued was attributable to a transaction that occurred during the three month period ended September 30, 2010 with a Cimetrix customer that is also a Cimetrix shareholder. This customer purchased a one-time, $1 million software development kit license for the Company’s new CIMControlFramework product. Terms of the transaction included a cash payment of $500,000, and the other $500,000 payment consisted of the return and cancellation of 2,698,327 shares of common stock valued at a price of $0.1853 per share.

During the three and nine months ended September 30, 2010, the Company had the following exercise of warrants associates with Senior Notes and exercise of stock options associated with the Company’s Long-term Incentive Plan:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Warrants	12,500	37,500
Stock Options	54,688	109,896

There were no warrants or options exercised in the nine months ended September 30, 2009.

Included in accrued expenses in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009 are liabilities of $35,000 and $21,000, respectively, representing vested restricted stock awards for which shares have not been issued. These amounts represent 182,111 and 173,361 vested restricted stock awards that have not been issued as of September 30, 2010 and December 31, 2009, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2010, the Company had the following revenues from two customers that were also shareholders of the Company:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
New software licenses	$1,004,000	$1,123,000
Software license updates and product support	37,000	60,000
Total software revenues	1,041,000	1,183,000
Professional services	5,000	8,000
Total software revenues	$1,046,000	$1,191,000

The Company had accounts receivable from two related customers totaling $82,000 at September 30, 2010.

The Company did not have any sales or accounts receivables to related customers for the three-month and nine-month periods ended September 30, 2009.

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

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

The Company had the following non-cash items from financing and investing activities:

	Nine Months Ended
	September 30,
	2010	2009
Discount on debt through issuance of warrants	$-	$1,000
Reduction of accounts payable through issuance of debt	$-	$50,000
Reduction of accrued expenses through issuance of debt	$-	$24,000
Reduction of restricted stock payable from issuance of stock	$18,000	$30,000

The Company paid the following cash amounts for interest and income taxes:

	Nine Months Ended
	September 30,
	2010	2009
Cash paid for interest	$59,000	$74,000
Cash paid for income taxes	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 and the Company’s financial position at September 30, 2010. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Operations Review

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
New software licenses	$2,131,000	82%	$367,000	47%	$3,989,000	77%	$872,000	38%
Software license updates and product support	241,000	9%	202,000	26%	620,000	12%	639,000	28%

Total software revenues	2,372,000	91%	569,000	73%	4,609,000	89%	1,511,000	66%

Professional services	238,000	9%	209,000	27%	585,000	11%	791,000	34%

Total revenues	$2,610,000	100%	$778,000	100%	$5,194,000	100%	$2,302,000	100%

Total revenues increased by $1,832,000, or 235%, to $2,610,000 for the three months ended September 30, 2010, from $778,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, total revenues increased $2,892,000 or 126% to $5,194,000 from $2,302,000 for the nine months ended September 30, 2009. The increase in revenues was attributable solely to the increase in new software licenses, which increased $3,117,000 or 357%, to $3,989,000 for the nine months ended September 30, 2010, from $872,000 for the nine months ended September 30, 2009. New software license revenue includes the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. The primary markets served by Cimetrix customers are the semiconductor 300mm and photovoltaic markets, which are both experiencing strong growth in 2010. During the three months ended September 30, 2010, Cimetrix won a new customer for its CIMControlFramework software product for advanced equipment control, which resulted in a one-time, $1 million software development kit license fee.

Total software revenues increased to $2,372,000 for the three months ended September 30, 2010, as compared to $569,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, software revenues increased to $4,609,000 as compared to $1,511,000 for the nine months ended September 30, 2009. Again, this increase in revenues is attributable to the increase in new software license revenues as discussed above.

Revenue associated with software license updates and product support decreased year-over-year for the nine months ended September 30, 2010, but increased year-over-year for the three months ended September 30, 2010. Revenues decreased year-over-year for the nine months ended September 30, 2010 due to having fewer OEM customers entering 2010 as a number of OEM customers went out of business or ceased operations during 2009. However, software license updates and product support revenues increased year-over-year for the three months ended September 30, 2010 as the Company added new customers during 2010, and several customers that cancelled support during 2009 reinstated support.

Similarly, professional services revenues decreased year-over-year for the nine months ended September 30, 2010, but increased year-over-year for the three months ended September 30, 2010. The decrease in professional services year-over-year for the nine months period is the result of reduced contracts for professional services and a smaller staff to pursue professional services opportunities. During 2010 the Company modified its business model with regards to professional services. The Company formed a relationship with a services partner capable of providing qualified Microsoft developers to augment Cimetrix project teams. Cimetrix will maintain a small cadre of staff to perform a limited amount of professional services engagements directly. When increased business opportunities for professional services projects present themselves, Cimetrix can quickly arrange project teams using its services partner. This will increase Cimetrix’s costs of services for these projects, but these costs are variable costs that are only incurred if and when Cimetrix secures these additional projects.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	100%	100%	100%	100%
Operating costs and expense:
Cost of revenues	14	25	19	35
Sales and marketing	13	23	14	26
Research and development	8	13	9	17
General and administrative	16	32	20	37
Depreciation and amortization	0	3	0	3

Total operating costs and expenses	51	96	62	118

Income (loss) from operations	49	4	38	(18)
Other expense, net	(1)	(4)	(1)	(4)
Net income (loss)	48%	0%	37%	(22)%

The Company’s operating results for the three-month and nine-month periods ended September 30, 2010 reflect the effects of the recovery in the economy as well as changes made to our business model to be more efficient and concentrate on our core strengths of developing leading software products.

The Company reported net income of $1,251,000 for the three months ended September 30, 2010, compared to $2,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the Company reported net income of $1,890,000, compared to a net loss of $506,000 for the nine months ended September 30, 2009.  Net Income for both the three and nine month periods ended September 30, 2010 was positively affected by the one-time $1 million software development kit license fee paid in the third quarter by a new customer for the CIMControlFramework software product.  The net results for all periods include non-cash bad debt expense, non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended September 30, 2010 and September 20, 2009, bad debt expense was $0 and $0 respectively.  For the three-month periods ended September 30, 2010 and September 30, 2009, stock-based compensation expense was $13,000 and $5,000, respectively and depreciation and amortization expense was $7,000 and $22,000, respectively.  For the nine-month periods ended September 30, 2010 and September 20, 2009, bad debt expense was $0 and $29,000, respectively.  For the nine-month periods ended September 30, 2010 and September 20, 2009, stock-based compensation expense was $54,000 and $44,000, respectively and depreciation and amortization expense was $20,000 and $71,000, respectively.

The Company generated net cash from operating activities totaling $1,537,000 for the nine months ended September 30, 2010, compared to net cash used in operating activities of $293,000 for the nine months ended September 30, 2009.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the three months ended September 30, 2010 and 2009 was 14% and 25%, respectively.  Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2010 and 2009 was 19% and 35%, respectively.  This decrease was due primarily to the significant increase in software license revenue, which contains much higher profit margins than professional services revenue. Professional services revenue has higher labor and other costs of revenues than software revenues. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources and other factors.

Sales and Marketing

Sales and marketing expenses increased $151,000 or 86%, to $327,000 during the three months ended September 30, 2010, from $176,000 during the three months ended September 30, 2009. Sales and marketing expenses decreased to 13% of total revenues for the three months ended September 30, 2010 as compared to 23% of total revenues in the prior year period. During the nine months ended September 30, 2010, sales and marketing expenses increased $137,000 or 23% to $734,000 from $597,000 for the nine months ended September 30, 2009. Sales and marketing expenses decreased to 14% of total revenue for the nine month ended September 30, 2010 as compared to 26% of total revenues in the prior year period.  The increase in sales and marketing expenses is mostly attributable to increased sales commissions resulting from the increase in revenues. In addition, during the third quarter 2010, the Company began investing in additional marketing activities to increase current and future sales and the increase in the three months ended September 30, 2010 reflects these investments. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $117,000, or 118%, to $216,000 during the three months ended September 30, 2010, from $99,000 during the three months ended September 30, 2010. During the nine months ended September 30, 2010, research and development expenses increased $67,000 or 17% to $459,000 from $392,000 for the nine months ended September 30, 2009. The increase in research and development expenses reflects the Company’s focus on investing in software products. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $163,000 or 65%, to $413,000 in the three months ended September 30, 2010, from $250,000 in the three months ended September 30, 2009. During the nine months ended September 30, 2010, general and administrative expenses increased $203,000 or 24% to $1,038,000 from $835,000 for the nine months ended September 30, 2009. As a result of the increase in revenues, general and administrative expenses decreased from 32% of total revenues for the three months ended September 30, 2009 to 16% of total revenues for the three months ended September 30, 2010. General and administrative expenses decreased from 37% of total revenues for the nine months ended September 30, 2009 to 20% of total revenues for the nine months ended September 30, 2010. The increase in general and administrative expenses is mostly attributable to accrued bonus and profit sharing compensation tied to the Company’s performance.  General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense decreased $15,000 or 68% to $7,000 in the three months ended September 30, 2010, from $22,000 in the three months ended September 30, 2009. During the nine months ended September 30, 2010, depreciation and amortization decreased $51,000 or 72%, to $20,000 from $71,000 in the nine months ended September 30, 2009. The decrease in depreciation and amortization resulted from aging equipment and certain intangible assets becoming fully depreciated and amortized in 2009. In the first quarter of 2010, the Company began investing in software and equipment upgrades, and the cost associated with those upgrades is reflected in the cash flows used in investing activities.

Other Income (Expense)

Interest expense for the three months ended September 30, 2010 decreased by $8,000, to $23,000, from $31,000 for the three months ended September 30, 2010. During the nine months ended September 30, 2010, interest expense decreased $22,000 or 22%, to $77,000 from $99,000 in the nine months ended September 30, 2009. The decrease in interest expense for the three-month and nine-month periods ended September 30, 2010, compared to the same periods in 2009 was due to reduced borrowings on the Company’s bank loan with Silicon Valley Bank and partial payoff of the Company’s Senior Notes in July 2010.

Interest and other income for the three-month and nine-month periods ended September 30, 2010 was $0.  During the three-month and nine month periods ended September 30, 2009, interest and other income was $0 and $1,000 respectively.

Liquidity and Capital Resources

At September 30, 2010, the Company had current assets of $2,090,000, including cash and cash equivalents of $1,336,000, and current liabilities of $954,000, resulting in positive working capital of $1,136,000 compared to a working capital deficit of $259,000 at December 31, 2009. Excluding deferred revenue of $257,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, and accrued expenses of $35,000, which will be paid through the issuance of the Company’s common stock for vested restricted stock awards, the Company’s current assets exceeded current liabilities by $1,428,000 at September 30, 2010.

As of September 30, 2010, the Company had notes payable and long-term debt totaling $783,000 comprised of the following:

10% Senior Notes due September 30, 2012	$772,000
Bank loan	-
Other	11,000
Total	783,000
Less current portion	11,000
Long-term portion	$772,000

Included in the Senior Notes is $388,000 held by officers and employees or their affiliates.

Related Party and Senior Notes – At September 30, 2010, the Company had a total of $772,000 in outstanding Senior Notes, of which $388,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1. During the three months ended September 30, 2010, a total of $50,000 in repayments was made to two Senior Note holders.  During the fourth quarter of 2009, the Company offered the holders of the Senior Notes an extension of the maturity date to September 30, 2012 which was accepted by all holders, except for the holder of a $25,000 Note which was repaid to the holder in July, 2010. As part of this extension offer, the expiration date of the warrants held by holders accepting the extension was also extended to September 30, 2012.

Bank Loan – The Company had a credit facility secured by its accounts receivable with Silicon Valley Bank (the “Bank Loan”).  Amounts available under this facility varied with the face amount of qualifying accounts receivable of the Company pledged under the facility. The Company drew $147,000 from the Bank Loan and paid down $393,000 during the nine months ended September 30, 2010. The Company terminated the credit facility in July 2010.

Installment Notes and Capital Leases Payable– During the nine months ended September 30, 2010, the Company paid down $18,000 in installment notes and capital leases payable. The balance of the installment notes was $9,000 at September 30, 2010. The installment notes are payable in monthly payments totaling $2,000, including interest at 24.49%, and mature in February 2011. The balance of the capital lease was $2,000 at September 30, 2010. The capital lease is payable in monthly payments of $400, including interest at 4% and matures in February 2011.

Results of Operations and Cash Flows - Historically, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2010, the Company had an accumulated deficit of $32,924,000 and total stockholders’ equity of $490,000. During the nine months ended September 30, 2010, the Company reported net income of $1,890,000 compared to a net loss of $506,000 for the same period in 2009 and generated net cash from operating activities of $1,537,000. The increase in net cash provided by operating activities in the current year over the same period in 2009 was primarily due to the increased revenues and changes in the Company’s business model.

Net cash used in investing activities during the nine months ended September 30, 2010 and 2009, was $36,000 and $2,000, respectively and consisted of software and hardware upgrades. Net cash provided by investing activities during the nine months ended September 30, 2009, was $12,000 and consisted of the sale of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2010 was $304,000, comprised of $10,000 in proceeds from the sale of common stock related to Senior Note warrants and employee stock options exercised, Senior Note repayments of $50,000, bank loan repayments of $393,000, partially offset by borrowings from the bank loan of $147,000, and payments of other debt of $18,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $3,013,000 during the nine months ended September 30, 2010, representing 58% of the Company’s total revenues, compared to $1,267,000 or 55%, of total revenues during the same period in 2009. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

The Company anticipates that the cash currently available to it and cash flows from operations will be sufficient to meet its operating requirements for the next twelve months.

Factors Affecting Future Results

Total revenues for the first nine months of 2010 increased 126% compared to the first nine months of 2009, reflecting recovery in the worldwide capital equipment markets for semiconductor, solar and other related electronics industries. Revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue increased significantly year-over-year as the capital equipment shipments by the Company’s customers increased in response to the global economic recovery. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the decision of equipment suppliers to initiate a new machine development program and to utilize the Company’s products and the results of operations in 2010 were positively affected by a one-time $1million software development kit license fee in the third quarter. While the Company believes it continues to win the majority of the available software development kit opportunities for its products, it does not control the demand for the equipment on which its products are used. In addition, the Company is subject to increased price pressure as some of the Company’s competitors have lowered their prices in an effort to more effectively compete with the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the quarter ended September 30, 2010, a holder exercised a previously outstanding warrant to acquire 12,500 shares of restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or an aggregate of $625.  No commissions were paid by the Company in connection with this transaction.

The sale was made in reliance on the exemptions from the registration requirements provided by Regulation D of the Securities Act of 1933, as amended.  The sale was made to a single accredited purchaser.  The certificate representing the shares sold will bear a legend indicating that they have been issued in reliance on an exemption from the registration requirements of U.S. Securities laws and cannot be sold or transferred without compliance with such registration requirements or the availability of an exemption from such registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated November 11, 2010*
______________________________________ * Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: November 15, 2010

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)