Form 10-K
period 2010-12-31
CIMETRIX INC
filed 2011-03-31
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐    No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes☐ No☒

As of March 15, 2011, the registrant had 44,857,767 shares of its common stock, par value $.0001, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $5,285,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not intended to be determinative nor conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2011, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED
FORM 10-K

For the Year Ended December 31, 2010

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue,” or similar expressions. In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. All forward-looking statements speak only as of the date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements and risks included in this Form 10-K, including under “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I

ITEM 1.  BUSINESS

Business Overview

Cimetrix is a software engineering company that designs, develops, markets and supports factory automation and tool control products for today’s smart, connected factories. The Company’s primary customers are original equipment manufacturers (OEMs) that supply precision electronics equipment for semiconductor wafer fabrication, solar/photovoltaic (PV) and other electronics manufacturing.

 Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits (SDK’s), the ongoing runtime licenses for each machine shipped with Cimetrix software, and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions, typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries, which includes the growing solar photovoltaic (PV) and LED markets.

The recent attention and investments across the globe in “green” technologies have presented opportunities for the Company. We are increasingly working with the PV industry to assist them in adopting connectivity technology similar to that used in semiconductor manufacturing and we continue to evaluate other green energy related opportunities to expand our markets. Another interesting green sector is the burgeoning light emitting diode (“LED”) lighting market, and we are investigating how that industry will be able to employ Cimetrix software products to increase yield and reliability. We are also actively engaged in a new SEMI® (Semiconductor Equipment and Materials International is a global industry association serving the electronics manufacturing community that manages the development of technical standards aimed at improving production and quality) task force investigating automation standards for LED manufacturing, and we are marketing products and services to  customers in this market. Additional information about Cimetrix is available on our web site at www.cimetrix.com. Links to the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q are available free of charge on the web site. General information contained on the Company’s web site is not a part of, and is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Key Markets

Cimetrix has been focused for the past several years on the global semiconductor and electronics industries, both of which are a natural fit for the Company’s solutions. These industries demand data intensive manufacturing equipment that can communicate with host computers throughout the manufacturing process. These are very competitive industries that have a critical need for data to improve their productivity and manufacturing effectiveness. These two industries are discussed in more detail below.

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

By focusing efforts on these two industries, the Company’s goal is to obtain a leadership position for its products in these segments. This would provide the momentum and cash flow to potentially penetrate other industries. The Company will continue to serve customers in these industries while also exploring opportunities for growth. For financial reporting, the Company considers the semiconductor, electronics, PV & LED and electronics industries as one business segment.

Semiconductor Industry

The semiconductor industry includes the manufacturing, packaging, and testing of computer chips. It is a cyclical industry that has recovered from what many regard as the most severe downturn of capital equipment investment in history, caused by the global economic downturn of 2008-2009.  During that period, many of the world’s leading chip makers reported low factory utilization rates and a dramatic decline in demand for computer chips. Consequently, during that timeframe chip makers neither expanded their wafer fabrication plants nor updated them, resulting in significant declines in purchases of semiconductor capital equipment.

Based upon data from SEMI, the total worldwide revenue for the semiconductor equipment industry fell from $42.8 billion in 2007 to $16 billion in 2009, a drop of over 60%.  The industry has partially recovered, with 2010 revenues ending at an estimated $37.5 billion, but still down from the 2007 level.  Today, industry analysts are projecting steady, but small, growth of about 4% per year in 2011 and 2012.

In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers, and the majority of capital spending transitioned to 300mm equipment. The Company’s CIMConnect™, CIM300™, CIMPortal™, and CIMControlFramework™ product lines are directly applicable to makers of 300mm semiconductor tools. Cimetrix equipment supplier customers have now shipped fully automated tools to virtually all of the major 300mm manufacturing facilities throughout the world. Today we are seeing increasing adoption of the EDA/Interface A standard as semiconductor device manufacturers seek to improve and facilitate communication between their data gathering software applications and the factory equipment.

The industry is now considering moving to larger 450mm wafers, most likely in the 2012-2015 timeframe. As semiconductor companies consider this major transition, they expect to maintain the current connectivity solutions Cimetrix already offers, but the equipment manufacturers will need to re-think their tool control solutions, which could provide additional opportunities for the Company’s products.

PV & LED Industry

The PV market, which manufactures solar cells to produce electricity, utilizes standards and processes similar to the semiconductor industry and continues to attract substantial investment. Cimetrix achieved its first successful deployments of its products and services in the PV market during 2008 and has been steadily growing its customer base in this developing market. The PV manufacturing community is adopting industry-wide equipment communications standards in an effort to improve efficiencies. Positioned as the industry leader in SEMI standards-based software products, Cimetrix has been a part of the development of this standard. Cimetrix CIMConnect software enables customers to comply with the SEMI-sponsored PV2 (Photovoltaic Equipment Communication Interface) Specification.

The LED market is another emerging market with high correlation to semiconductor manufacturing that the Company believes may represent further growth opportunities.

Electronics Industry

In addition to the semiconductor industry, the Company serves customers in a wide variety of electronics industries, including surface mount technology, small parts assembly, disk drive, and specialized robotics. All of these industries have some usage of SEMI connectivity standards, with varying adoption levels from factory to factory. This level of adoption of SEMI standards is in contrast to semiconductor 300mm manufacturing which now requires usage of a large number of the SEMI standards. Increasing adoption rates of the SEMI standards in these electronics industries will increase the market for Cimetrix connectivity products. In addition, the electronics industries also offer growth opportunities for Cimetrix tool control products.

Notable Achievements of 2010

As we look back on 2010 with this historical perspective, we feel proud of our key accomplishments:

•	The Cimetrix strategy to diversify into new, high growth technology industries, starting in 2007 began to bear fruit in 2010 as shown below in Figure 1.

Figure 1

o
The Cimetrix software license revenue associated with machine shipments into 300mm semiconductor factories was still the largest market for Cimetrix products.  That revenue represented approximately 45% of runtime license fees in 2010, compared to over 60% in 2007.

o
The Cimetrix software license revenue associated with machine shipments into the “clean tech” PV and LED factories represented approximately 19% of runtime license fees in 2010, compared to 1% in 2007.

•
We completed a new release of our PV2/GEM interface software product, CIMConnect, that enables customers to achieve fast compliance to the SEMI-sponsored PV2 (Photovoltaic Equipment Communication Interface) Specification.

•	The Company completed service releases for all of its other major Connectivity Products.
•
The Company completed a major new release for its CIMControlFramework tool control software product. This new release provides a number of important features for new customers, including major improvements in the operator interface, as well as greater configurability to reduce equipment installation time.

•	Tight cost controls implemented during the 2008/2009 recession enabled the Company to meet its goal of profitable growth with positive net income on a quarterly basis.
•	Cimetrix 2010 revenues increased 119% over 2009, 64% over 2008 and 6% over 2007, growing faster than the industry.
•	The Company ended 2010 with $1,559,000 of cash, up over $1 million compared to $339,000 on December 31, 2007.
•	Cimetrix established a new company in Japan to increase our business and to provide even greater customer support to our growing base of Japanese equipment suppliers.

Cimetrix Product Line

Tool Control

CIMControlFramework is an equipment control software framework based on the latest Microsoft .NET technology. It allows OEMs to meet the supervisory control, material handling, platform and process control, and factory automation requirements of the fabrication facilities or fabs. Developers can leverage framework components through configuration and extension, or customize when unique requirements exist. CIMControlFramework, unlike one-off solutions, is supported and maintained with upgrades, improvements, and performance enhancements. With a data-driven architecture at the core of the framework, data generated at any point on the tool can be quickly and easily accessed by any other module or external application. CIMControFramework is one of the Cimetrix flagship products, and benefited from significant investment in 2010. The new 3.0 release provides improvements to the operator interface and configurability, both of which support our customers completing their designs and accelerating installation at their customers’ sites.

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

EDAConnect™ is a software product that allows host side software applications such as Advanced Process Control, Fault Detection and Classification, and Prognostics and Health Management to gather data using the SEMI Interface A standards. EDAConnect is designed for fabs developing their own software applications or third-party software developers.  Semiconductor manufacturers recognize the additional data delivered by Interface A allows them to increase manufacturing throughput and improve product quality, and we believe the increased adoption of the standard will lead to greater sales for Cimetrix.

Competition

The Company’s main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

Cimetrix’s main competitor is PEER Group, Inc. a private company based in Ontario, Canada.  PEER Group was primarily a systems integrator before some acquisitions in 2009. PEER Group now competes directly with Cimetrix’s tool control, connectivity products and professional services. Cimetrix competes effectively against PEER Group with superior software technology, market focus and customer support.

Large equipment suppliers that choose to create their own connectivity software solutions and do not purchase third-party products are indirect competitors. For example, Applied Materials is the largest semiconductor capital equipment manufacturer and typically develops all of its tool control and connectivity software internally. There are also a number of integration companies that offer products and/or solutions meeting the tool control and connectivity needs required by OEMs. Companies that compete with Cimetrix in certain products or markets include Rudolph Technologies, Roth & Rau, NeST, Altastream, Kornic and other smaller regional players.

Sales and Marketing

Sales and marketing operations are conducted under the direction of the Company’s Executive Vice President of Sales and Marketing, David P. Faulkner. Sales and marketing is responsible for sales, product marketing, product management and customer support. The Company's sales offices are located in Salt Lake City, Utah and Boston, Massachusetts. In addition, the Company opened Cimetrix Japan K.K. to increase sales and provide even greater customer support to our growing base of Japanese equipment suppliers. The Company also has 2 distributors in Japan and sales representation in Europe.

Software Engineering

Software engineering operations are conducted under the direction of the Company’s Vice President of Software Engineering, Paul A. Johnson. Software engineering is responsible management of all software engineering activities, including the Cimetrix software engineering process, research and development, product development, software quality assurance and professional services.

Finance, General and Administrative

Finance and general and administrative operations are conducted under the direction of the Company’s CFO, Jodi M. Juretich.

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

Major Customers and Foreign Sales

During 2010, one customer accounted for 11% of the Company’s total revenues. During 2009, one customer accounted for approximately 12% of the Company’s total revenues. These customers were not related.

The following table summarizes domestic and export sales as a percent of total sales for the years ended December 31, 2010 and 2009:

Years Ended December 31,	2010	2009
Domestic sales	44%	49%
Export Sales	56%	51%

Through December 31, 2010, all the Company's export sales have been payable in United States dollars so that the Company is not exposed to currency fluctuations with respect to its accounts receivables.

In 2010, sales to customers in Germany and Japan accounted for 15% and 19%, respectively, of total sales. In 2009, sales to customers in Germany and Japan accounted for 14% and 12%, respectively, of total sales.

Personnel

As of December 31, 2010, the Company had 25 direct employees and 8 contractors under contract.  None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and Cimetrix considers its relations with its employees to be favorable.

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

Cimetrix has an accumulated operating deficit of $32,910,000 at December 31, 2010 and total notes payable and long-term debt outstanding of $772,000. The Company’s future liquidity is dependent on sustaining positive cash flows from operations and, to the extent necessary, obtaining additional external financing through the issuance of debt or equity securities. See “Liquidity and Capital Resources.” If the Company is unable to sustain the cash flow necessary to support future operations, retire its outstanding debt, and meet its research and development needs, its future operations would be materially adversely affected.

The semiconductor capital equipment market is highly cyclical.

Cimetrix’s largest single source of revenue is the highly cyclical semiconductor capital equipment industry. The semiconductor capital equipment industry periodically has severe and prolonged downturns which could cause the Company’s operating results to fluctuate significantly. The Company is also exposed to risks associated with industry overcapacity, including reduced capital expenditures, decreased demand for the Company’s products, and potential delays by customers paying for the Company’s products. Cimetrix’s business depends in significant part upon the capital expenditure decisions of manufacturers of semiconductor devices, including manufacturers that open new, or expand existing, facilities. Periods of overcapacity and reductions in capital expenditures cause decreases in demand for the Company’s products and services.

The PV industry is highly dependent on government subsidies.

The Company has been able to successfully win new customers in the PV industry that contributed to growth in 2010. The PV market has experienced strong growth over the past several years, but the future is uncertain. Many regions of the world initiated government subsidies for solar electricity, which are at risk of being reduced or eliminated. The PV industry is still often dependent on such subsidies to remain competitive with other energy sources and would most likely be negatively impacted in the event of substantial decreases in government support.

The Company is reliant on software license revenue associated with OEM shipments.

The Company has traditionally obtained 30% or more of its revenue from software license revenue associated with the shipment of equipment by its customers. The 2010 global economic environment increased the demand for electronic devices by consumers and businesses, resulting in dramatic increases in year-over-year spending on capital equipment. While capital equipment markets are projected to increase in 2011, our ability to accurately predict future economic conditions is particularly low.

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

Management believes that most, if not all, of the Company's major competitors currently have greater financial resources and market presence than Cimetrix. Accordingly, these competitors may be able to compete very effectively on pricing and develop technology to increase the effectiveness and flexibility of their products. Further, each of these competitors has already established a share of the market for their products and may find it easier to limit market penetration by Cimetrix. While management is unaware of any current initiatives, any of these competitors could be developing additional technology that will directly compete with the Company's product offerings. By focusing on the semiconductor and electronics markets for the short term, management believes the Company can earn a leadership position in the face of other competitors.

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

Cimetrix sells its products principally to equipment suppliers, or OEMs, which have relationships with the end users. The quantity of each customer’s business with the Company depends substantially on that customer’s relationships with end users, market acceptance of the customer’s products that utilize the Company's software products, and the development cycle of the customer’s products. The Company could be materially affected adversely by a downturn in either its customer’s sales or their failure to meet the expectations of their end-user customers. The Company will likely from time to time have individual customers that account for a significant portion of its business and any adverse developments in such customers’ business would adversely affect the Company. It is unclear how the recent economic downturn has affected many of the Company’s OEM customers on a long-term basis.

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

The Company is highly dependent on the services of its key managerial and engineering personnel, including, Bob Reback, president and chief executive officer, Jodi Juretich, chief financial officer, Dave Faulkner, executive vice president of sales and marketing and Paul Johnson, vice president of software engineering. The loss of any member of the Company's senior management team could adversely affect its business prospects. The Company does not maintain key-man insurance for any of its key management personnel.

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

As a result of compliance with the Sarbanes-Oxley Act of 2005, with the potential standards resulting from the Company’s stock being listed in the future on an exchange and with the attestation and accounting changes required by the Securities and Exchange Commission (SEC), the Company is required to implement additional internal controls, improve existing internal controls, and comprehensively document and test internal controls. As a result, the Company is required to hire additional personnel and obtain additional legal, accounting, and advisory services, all of which cause the Company’s general and administrative costs to increase, and may adversely affect its operating results.

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

ITEM 2. PROPERTIES

The Company’s principal offices are located in a leased facility at 6979 South High Tech Drive, Salt Lake City Utah.  The present facility consists of approximately 17,000 square feet and expires on November 30, 2011. All operations of the Company are conducted from its headquarters, with satellite offices located in Massachusetts, Texas and Yokohama-shi, Kanagawa, Japan.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 4. RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Officer Name	Position	Age
Robert H. Reback	CEO and President	51
Jodi M. Juretich	CFO, Secretary and Treasurer	48
David P. Faulkner	Executive Vice President	55
Paul A. Johnson	Vice President of Software Engineering	55

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

Paul Johnson joined Cimetrix in July 2010.  Mr. Johnson has 25 years of experience in software development in a variety of industries, including finance, telecommunications, and semiconductor. Mr. Johnson has an extensive development and management background working in .NET/C#, agile development methodologies as well as object-oriented design and implementation techniques. Throughout his career, Mr. Johnson has led many software product engineering organizations, both large and small, serving in roles such as primary developer, team lead, principal architect, and executive manager. Mr. Johnson specializes in the application of mature software development technologies and processes as well as incorporating new techniques where they prove successful. Mr. Johnson has several advanced degrees in Engineering and Science.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTCQB marketplace through OTC Markets Group under the symbol "CMXX". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past two fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

Period (Calendar Year)	Price Range

	High	Low
2009
First Quarter	$.04	$.02
Second Quarter	$.02	$.02
Third Quarter	$.04	$.01
Fourth Quarter	$.10	$.03

2010
First Quarter	$.13	$.06
Second Quarter	$.25	$.09
Third Quarter	$.23	$.13
Fourth Quarter	$.52	$.16

On March 15, 2011, the closing bid quotation for the Company’s common stock on the OTCQB market place was $0.35 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

On March 15, 2011, there were 44,857,767 shares of common stock outstanding held by approximately 630 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

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

The following table summarizes the Company’s equity compensation plan as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Issued as Restricted Stock Grants (2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (3)	2,817,944	$.21	2,600,236	598,799

(1)     Excludes 391,490 shares issuable upon the exercise of warrants issued to purchasers of the Company’s Senior Notes as they were not issued as compensation to Company officers, directors or employees.  See Warrants, discussed below.

(2) During the years ended December 31, 2010 and 2009, restricted stock awards for a total of 700,000 and 0 shares of the
Company’s common stock was granted, with vesting periods ranging from immediately on issuance to 21 months.
(3) A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan. To date, a total of 175,521 options have been exercised under the Plan.

A total of 6,250,000 shares of common stock have been reserved for issuance under the Plan. Of this amount, 6,250,000 shares are registered under a Form S-8 registration statement, which became effective on August 27, 2004.

Warrants

In addition to the shares issuable under the Company’s Equity Compensation Plan, the Company has outstanding warrants held by purchasers of the Company’s Senior Notes to purchase 391,490 shares of common stock at an exercise price of $0.05 per share.

Recent Sales of Unregistered Securities

On March 23, 2010 and September 30, 2010, in connection with the exercise of previously outstanding Senior Note warrants, the Company issued 25,000 and 12,500 shares, respectively, of its restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or an aggregate of $1,875.

The sales were made in reliance on the exemptions from the registration requirements provided by Regulation D of the Securities Act of 1933, as amended.  The sales were made to two accredited purchasers.  The certificates representing the shares sold will bear a legend indicating that they have been issued in reliance on an exemption from the registration requirements of U.S. Securities laws and cannot be sold or transferred without compliance with such registration requirements or the availability of an exemption from such registration requirements.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2010 and 2009, and the Company’s financial position at December 31, 2010. The information includes discussions of sales, expenses, capital resources, and other significant financial items.

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

Revenue Recognition

The Company derives revenues from two primary sources, software and professional services. Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support. The Company has “off-the-shelf” software packages in the tool control and connectivity product lines. Tool control products include items such as CIMControlFramework, CIMControl, and CIMulation. Connectivity products include items such as CIM300, CIMConnect, and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products. Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches, and technical support personnel. Professional service sales are derived from the sale of services to design, develop, and implement custom software applications typically using Cimetrix software products.

Before the Company recognizes revenue, the following criteria must be met:

1)
Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders and signed OEM contracts are two examples of items accepted by the Company to meet this criterion.

2)
Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this requirement. It is the policy of the Company to provide its customers a 30-day right to return. However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon transfer of both title and risk of loss to the customer upon shipment of the product. If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.

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

In the event that the Company does not have vendor-specific objective evidence of fair value among arrangement elements in a bundled package of products and services, the Company reports the revenue in a single revenue line presentation in the consolidated statements of operations in accordance with ASC Topic 985–605.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $20,000 as of December 31, 2010 and 2009. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

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

In 2010, the Company did not have any impairment of its long-lived assets.

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. Income tax expense did not increase significantly as a result of the Company’s net income for the year ended December 31, 2010 because of the net operating loss carry-forwards. At December 31, 2010, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $9,962,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Consolidated Statements of Operations for each of the two preceding fiscal years.

	December 31,
	2010	2009
Total Revenues	100%	100%

Operating costs and expense:
Cost of revenues	22	31
Sales and marketing	16	25
Research and development	12	17
General and administrative	20	35
Depreciation and amortization	0	3

Total operating costs and expenses	70	111

Income (loss) from operations	30	(11)
Other expense, net	(1)	(4)
Net income (loss)	29%	(15)%

Cimetrix reported net income of $1,904,000 for the year ended December 31, 2010, compared to a net loss of $476,000 for the year ended December 31, 2009. The net income for 2010 and loss for 2009 includes non-cash expenses of $68,000 and $52,000, respectively, related to stock-based compensation. The net income for 2010 and the loss for 2009 also include non-cash expense of $29,000 and $85,000, respectively, for depreciation and amortization. The decrease from prior years was from certain intangible assets becoming fully amortized in 2010 and aging equipment becoming fully depreciated in 2010.

Net cash provided by operating activities was $1,802,000 for the year ended December 31, 2010. Net cash used in operating activities was $525,000 for the year ended December 31, 2009.

Results of Operations

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Year Ended December 31,
	2010		2009
New software licenses	$ 5,108,000	75%	$ 1,333,000	43%
Software license updates and product support	855,000	13%	852,000	27%

Total software revenues	5,963,000	88%	2,185,000	70%

Professional services	844,000	12%	926,000	30%

Total revenues	$ 6,807,000	100%	$ 3,111,000	100%

Total revenues for 2010 increased $3,696,000, or 119%, to $6,807,000, from $3,111,000 in 2009. As the table above indicates, the increase in net sales in 2010 as compared to 2009 was attributed primarily to increased revenues for new software licenses as our customers increased their shipments of equipment as the global capital equipment markets recovered. The mix of revenue categories is subject to change on a year-to-year basis. The decrease in professional services revenue in the current year compared to last year can be attributed to smaller staff levels entering the year and a change in focus to selling software products. The market for semiconductor 300mm capital equipment, our largest single source of revenue for the past several years, experienced a nice year-over-year recovery, but was still below peak 2007 levels. Cimetrix revenues associated with software license updates and product support was essentially flat year-over-year as some customers went out of business or could no longer afford to purchase annual support, which were replaced by new customers.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the years ended December 31, 2010 and 2009 was 22% and 31%, respectively. Cost of revenues increased $549,000, or 57%, to $1,516,000 for 2010, from $967,000 for 2009. These increases were a combination of higher revenues, as discussed above, investment in our current products, profit sharing, and elimination of pay cuts and furloughs that were in place in 2008 and 2009.  Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $289,000 or 37%, to $1,077,000 in 2010, from $788,000 in 2009. These increases were a combination of increased commissions on higher revenues, as discussed above, profit sharing implemented in 2010 and elimination of pay cuts and furloughs that were in place in 2008 and 2009.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements, and the costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $327,000 or 63%, to $846,000 in 2010, from $519,000 in 2009. The increase is primarily due to a resurgence of investment in our current products as well as our new CIMControlFramework software product in 2010, profit sharing implemented in 2010 and elimination of pay cuts and furloughs that were in place in 2008 and 2009. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in product development. All indirect costs such as rents, utilities, depreciation, and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $232,000, or 21%, to $1,337,000 in 2010, from $1,105,000 in 2009. General and administrative expenses include all direct costs for administrative and accounting personnel and all rents and utilities for maintaining Company offices. The majority of these increases were a combination of the elimination of pay cuts and furloughs that were in place in 2008 and 2009 and profit sharing implemented in 2010. The Company continues to incur general and administrative expenses related to its public company status and Sarbanes-Oxley internal controls compliance activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $56,000, or 66%, to $29,000 in 2010 from $85,000 in 2009. The decrease over prior years was a result of certain intangible assets associated with the EFS Solutions acquisition in October 2005 becoming fully amortized in 2010 and from aging equipment becoming fully depreciated in early 2010.  In 2010, the Company began investing in software and equipment upgrades, and the cost associated with those upgrades is reflected in the cash flows used in investing activities.

Other Income (Expense)

Cimetrix did not earn any interest income in 2010 and 2009. The absence of interest income in 2010 was a result of lower cash reserves in the first half of the year combined with near zero interest rates in 2010.  The absence of interest income in 2009 was a result of lower levels of cash reserves as the Company responded to the cash shortages caused by the global economic crisis.

Interest expense decreased $29,000, or 23%, to $98,000 in 2010, compared to $127,000 in 2009. The decrease in 2010 is attributable to the termination of the credit facility in 2010 as well as an associated interest decrease related to the repayment of Senior Notes in July, 2010.

Gain on Sale of Property and Equipment decreased $4,000 or 100% to $0 in 2010, from $4,000 in 2009. The 2009 Gain on Sale of Property and Equipment resulted from the sale of warehouse equipment located in the Company’s headquarters’ facility in Salt Lake City, UT and the sale of a Company automobile associated with our France operations.

Liquidity and Capital Resources

At December 31, 2010, the Company had current assets of $2,265,000, including cash and cash equivalents of $1,559,000, and current liabilities of $1,144,000, resulting in a working capital of $1,121,000. Current liabilities include deferred revenue of $237,000 at December 31, 2010, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds other than the payment of employee expenses and other costs necessary to provide the support.

As of December 31, 2010, the Company had notes payable and long-term debt totaling $777,000 comprised of the following:

10% Senior Notes due September 30, 2012	$772,000
Bank loan	-
Other	5,000
Total	777,000
Less current portion	5,000
Long-term portion	$772,000

Included in the 10% Senior Notes is $396,000 held by officers, directors, employees, or their affiliates.

Senior Notes - As of December 31, 2010, the Company had Senior Notes Payable totaling $772,000 and warrants, issued with the Senior Notes, to purchase 391,490 shares of common shares of the Company at $0.05 per share.

Bank Loan - The Company and Silicon Valley Bank entered into a Loan and Security Agreement, effective as of December 26, 2007, that was previously amended by agreements dated April 9, 2008 and January 20, 2009. On January 12, 2010, the Company and the Bank entered into a Third Amendment to the Facility Agreement (the “Third Amendment”), effective December 24, 2009. The Third Amendment extended the maturity date of the Facility Agreement to December 23, 2010. As of July 31, 2010, the Facility was fully paid off and the Company and Silicon Valley Bank terminated the Loan and Security Agreement.

Historically, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2010, the Company had an accumulated deficit of $32,910,000 and total stockholders’ equity of $533,000. During the year ended December 31, 2010, the Company reported net income of $1,904,000 and generated net cash from operating activities of $1,802,000. Management believes the existing cash and anticipated cash flows from operations will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to maintain profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Net cash generated by operating activities for the year ended December 31, 2010 was $1,802,000, compared to net cash used in operating activities of $525,000 for the year ended December 31, 2009. The increase in net cash generated by operating activities in 2010 over 2009 was primarily due to the increased revenues and changes in the Company’s business model.

Net cash used in investing activities for the year ended December 31, 2010 was $76,000.  Net cash provided by investing activities for the year ended December 31, 2009 was $6,000. The increase in cash used in investing activities in 2010 consisted of the acquisition of new property and equipment.

Net cash used in financing activities was $306,000 for the year ended December 31, 2010, composed of $15,000 in proceeds from the sale of common stock related to Senior Note warrants and employee stock options exercised, Senior Note repayments of $50,000, bank loan repayments of $393,000, partially offset by borrowings from the bank loan of $147,000 and payments of other debt of $25,000.  Net cash provided by financing activities was $643,000 for the year ended December 31, 2009, composed of $650,000 in proceeds from the sale of common stock, $1,876,000 in borrowings from the bank loan, $75,000 in proceeds from the sale of Senior Notes, $175,000 in proceeds from the sale of Senior Notes to related parties, and short-term related party advances of $125,000. These were partially offset by Bank loan repayments of $2,113,000, payments of other debt of $20,000, and repayment of short-term related party advances of $125,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $3,808,000 during the year ended December 31, 2010, representing 56% of the Company’s total revenues, compared to $1,578,000, or 51%, of total revenues during the year ended December 31, 2009. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States Dollars (USD).

The Company considers its cash resources and projected cash from operations to be sufficient to meet the operating needs of the business for the next twelve months.

Contractual Obligations and Commitments

The future contractual obligations of the Company at December 31, 2010 are as follows:

	Payments Due by Period
	2011	2012	Total
Sr. Notes Payable	$-	$722,000	$722,000
Interest on Sr. Notes Payable	72,000	54,000	126,000
Other Notes Payable	4,000	-	4,000
Capital lease obligations	1,000	-	1,000
Operating lease obligations	93,000	1,000	94,000
Total contractual cash obligations	$170,000	$777,000	$947,000

Recently Issued Accounting Standards

See Note 1 of our notes to consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Factors Affecting Future Results

Total revenues for 2010 increased 119% compared to 2009, reflecting increased purchases of Cimetrix new software licenses as our customers shipped more capital equipment revenues from new software licenses include sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue increased year-over-year as new customer shipments were increased due to the overall growth in capital equipment shipments by the Company’s customers. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products. During 2010 the Company was able to secure a one-time SDK order from an existing customer for $1 million that contributed to new software license revenue.

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

Ultimately, the Company’s business is driven by the global demand for electronic devices by consumers and businesses. Even though the outlook for 2011 appears to suggest a continued recovery, any changes in the global economic conditions could adversely affect Cimetrix’s business and the results of operations. In the current environment, the Company’s ability to accurately predict future operating results associated with our customer shipments of machines is particularly low.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including principal executive officer and principal financial officer, Cimetrix conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Cimetrix’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, other than the information regarding executive officers and directors which is contained in Part I of this report, is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2011 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
21	List of Subsidiaries (4)
10.1	Loan and Security Agreement with Silicon Valley Bank (5)
10.2	Amended and Restated Loan and Security Agreement (6)
10.3	First Amendment to Amended and Restated Loan and Security Agreement (7)
10.4	Third Amendment to Amended and Restated Loan and Security Agreement (8)
23.1	Independent Auditors’ Consent – HJ & Associates, LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of
1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of
1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated March 29, 2011*
______________________________________

*	Exhibits filed with this report.
(1)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Included in Notes to Consolidated Financial Statements contained in this filing
(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(6)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated April 9, 2008
(7)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 23, 2009
(8)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 19, 2010

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2011.

REGISTRANT

CIMETRIX INCORPORATED

By:	/S/Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	March 31, 2011
Robert H. Reback

/S/ Jodi M. Juretich	Chief Financial Officer	March 31, 2011
Jodi M. Juretich

/S/ Scott C. Chandler	Director	March 31, 2011
Scott C. Chandler

/S/ C. Alan Weber	Director	March 31, 2011
C. Alan Weber

/S/ Michael B. Thompson	Director	March 31, 2011
Michael B. Thompson

CIMETRIX INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cimetrix Incorporated and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Cimetrix Incorporated and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/HJ & ASSOCIATES, LLC
HJ & ASSOCIATES, LLC

Salt Lake City, Utah
March 31, 2011

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$1,559,000	$139,000
Accounts receivable, net	673,000	432,000
Inventories	-	1,000
Prepaid expenses and other current assets	33,000	22,000
Total current assets	2,265,000	594,000

Property and equipment, net	100,000	21,000
Intangible assets, net	-	6,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$2,449,000	$705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$332,000	$50,000
Accrued expenses	570,000	346,000
Deferred revenue	237,000	162,000
Current portion of notes payable and capital lease obligations	5,000	295,000
Total current liabilities	1,144,000	853,000

Long-term liabilities:
Notes payable – related parties, net	396,000	388,000
Long-term portion of notes payable	376,000	413,000
Total long-term liabilities	772,000	801,000

Total liabilities	1,916,000	1,654,000

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock; $.0001 par value, 100,000,000 shares authorized, 44,842,767
and 46,861,198 shares issued, respectively	4,000	5,000
Additional paid-in capital	33,488,000	33,409,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,910,000)	(34,314,000)
Total stockholders’ equity (deficit)	533,000	(949,000)

	$2,449,000	$705,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
Revenues:
New software licenses	$5,108,000	$1,333,000
Software license updates and product support	855,000	852,000
Total software revenues	5,963,000	2,185,000
Professional services	844,000	926,000

Total revenues	6,807,000	3,111,000

Operating costs and expenses:
Cost of revenues	1,516,000	967,000
Sales and marketing	1,077,000	788,000
Research and development	846,000	519,000
General and administrative	1,337,000	1,105,000
Depreciation and amortization	29,000	85,000

Total operating costs and expenses	4,805,000	3,464,000

Income (loss) from operations	2,002,000	(353,000)

Other income (expenses):
Interest expense	(98,000)	(127,000)
Gain on sale of assets	-	4,000

Total other expenses, net	(98,000)	(123,000)

Income (loss) before income taxes	1,904,000	(476,000)

Provision for income taxes	-	-

Net income (loss)	$1,904,000	$(476,000)

Net Income (loss) per common share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

Weighted average number of shares
outstanding:
Basic	46,108,000	37,790,000
Diluted	47,399,000	37,790,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2010 and 2009

					Additional
	Treasury Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	25,000	$(49,000)	33,568,057	$3,000	$32,669,000	$(33,838,000)	$(1,215,000)
Sale of Common Stock			13,193,141	2,000	660,000		662,000
Stock-based compensation					49,000		49,000
Issuance of common stock
warrants attached to
Sr. Notes					1,000		1,000
Issuance of common stock
associated with fully vested
restricted stock shares			100,000		30,000		30,000

Net loss						(476,000)	(476,000)
Balance, December 31, 2009	25,000	(49,000)	46,861,198	5,000	33,409,000	(34,314,000)	(949,000)
Sale of Common Stock			(2,698,327)	(1,000)		(500,000)	(501,000)
Stock-based compensation					27,000		27,000
Sale of Common Stock
associated with exercised
stock options			182,396		13,000		13,000
Issuance of common stock
associated with fully vested
restricted stock shares			460,000		37,000		37,000
Sale of common stock
associated with exercised
warrants related to
Sr. Notes			37,500		2,000		2,000

Net income						1,904,000	1,904,000
Balance, December 31, 2010	25,000	$(49,000)	44,842,767	$4,000	$33,488,000	$(32,910,000)	$533,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,904,000	$(476,000)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	29,000	85,000
Provision for doubtful accounts	-	29,000
Stock-based compensation	68,000	52,000
Amortization of bond discount	1,000	1,000
Gain on sale of assets	-	(4,000)
Licensing revenue paid with Company stock (see Note 7)	(500,000)	-
(Increase) decrease in:
Restricted cash	-	121,000
Accounts receivable	(241,000)	(54,000)
Inventories	-	1,000
Prepaid expenses and other current assets	(9,000)	7,000
Other assets	-	6,000
Increase (decrease) in:
Accounts payable	258,000	(84,000)
Accrued expenses	217,000	89,000
Deferred revenue	75,000	(298,000)

Net cash provided by (used in) operating activities	1,802,000	(525,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	(9,000)
Purchase of property and equipment	(76,000)	15,000

Net cash provided by (used in) investing activities	(76,000)	6,000

Cash flows from financing activities:
Sale of common stock	15,000	650,000
Proceeds from the issuance of debt	147,000	1,951,000
Proceeds from the issuance of debt to related parties	-	175,000
Proceeds from related party advances	-	125,000
Payments of debt	(468,000)	(2,133,000)
Payments of related party advances	-	(125,000)

Net cash provided by (used in) financing activities	(306,000)	643,000

Net increase in cash and cash equivalents	1,420,000	124,000
Cash and cash equivalents, beginning of period	139,000	15,000

Cash and cash equivalents, end of period	$1,559,000	$139,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

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

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2010, the Company had $1,559,000 of cash and cash equivalents.

Accounts Receivable – Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $20,000 as of December 31, 2010 and 2009. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

Inventories – Inventories, consisting of certain product licenses resold with the Company’s products, are stated at the lower of cost or market, with cost determined on a first-in, first out (FIFO) method.

Software Development Costs – Software development costs associated with software to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release to customers. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development during the years ended December 31, 2010 and 2009.

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

Goodwill – Goodwill, representing the excess of the purchase price of EFS Solutions, Inc. over the fair value of the identifiable net assets acquired. The Company evaluates its goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. As the consolidated company represents a single reporting unit, the goodwill carrying value is compared to the enterprise value as a whole. The annual evaluation of the company’s goodwill resulted in no impairment loss for the years ended December 31, 2009 and 2010.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative expected undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. There was no impairment loss recognized in 2010 and 2009.

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

2)
Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this requirement. It is the policy of the Company to provide its customers a 30-day right to return. However, because the amount of returns has been insignificant, the Company recognizes revenue immediately upon transfer of both title and risk of loss to the customer upon shipment of the product. If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.

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

        Income Taxes – As part of the process of preparing consolidated financial statements, Cimetrix is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. Income tax expense did not increase significantly as a result of the Company’s net income for the year ended December 31, 2010 because of the net operating loss carry-forwards. At December 31, 2010, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $9,962,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Advertising Costs – Advertising costs, including trade show participation, newsletters, press releases and sales literature, are expensed as incurred and totaled $34,000 and $13,000, for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources – Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2010, the Company had an accumulated deficit of $32,910,000 and total stockholders’ equity of $533,000.  At December 31, 2010, the Company had current assets of $2,265,000, including cash and cash equivalents of $1,559,000, and current liabilities of $1,144,000, resulting in a working capital of $1,121,000. For 2010, the Company reported net income of $1,904,000 and net cash generated by operating activities of $1,802,000. Management believes that its existing cash, primarily the result of improved operating results in 2010, and anticipated cash flows from operations in 2011, will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels. If the Company is unable to continue profitable operations and maintain positive operating cash flows, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Earnings (Loss) Per Common Share – The computation of basic earnings per common share is based on the weighted average number of shares outstanding, including unissued and vested restricted stock shares deemed as participating securities, during the period. Diluted earnings per common share is computed by dividing the net income or loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include unvested restricted stock and outstanding options and warrants with an exercise price less than the trading price of the underlying common stock.  The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share using the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share for 2010 and 2009:

	December 31,
	2010	2009
Numerator:
Net income (loss)	$1,904,000	$(476,000)
Denominator:
Basic weighted average shares outstanding	46,108,000	37,790,000
Effect of dilutive securities:
Stock options	820,000	-
Unvested restricted stock	185,000	-
Warrants	286,000	-
Diluted weighted average shares outstanding	47,399,000	37,790,000

Net income (loss) per share
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

        Potentially dilutive securities representing approximately 951,000 shares of common stock at December 31, 2010 were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

               As a result of incurring a net loss in 2009, no potentially dilutive securities are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. We had potentially dilutive securities representing approximately 3,958,000 shares of common stock at December 31, 2009.

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

    Recent Accounting Pronouncements – In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor specific objective evidence of fair value or when third-party evidence of selling price is not available. Additionally, these new standards modify the manner in which the selling price is allocated across the separately identified deliverables by no longer permitting the residual method of allocating the selling price. The requirements of these new standards are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. We do not anticipate the adoption of this guidance will have a significant impact on the timing or amount of revenue recognized.

Note 2: Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2010	2009
Trade receivables	$693,000	$452,000
Less allowance for doubtful accounts	(20,000)	(20,000)
	$673,000	$432,000

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
Software development costs	$464,000	$464,000
Equipment	349,000	453,000
Office equipment and software	563,000	518,000
Furniture and fixtures	191,000	191,000
Leasehold improvements	85,000	85,000
	1,652,000	1,711,000
Less accumulated depreciation and amortization	(1,552,000)	(1,690,000)
	$100,000	$21,000

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010 and 2009 was $23,000 and $35,000, respectively. In 2009, the Company sold a vehicle related to its operations in France and sold or disposed of various fully depreciated property and equipment.

In 2010, property and equipment includes $15,000 of capitalized equipment under capital lease obligations with a net book value of $1,000 at December 31, 2010.

Note 4: Intangible Assets and Goodwill

Intangible assets subject to amortization consist of the following at December 31:
	2010
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Technology	$1,091,000	$1,091,000	$-
Customer relationships	246,000	246,000	-
Covenant not to compete	427,000	427,000	-
	$1,764,000	$1,764,000	$-

	2009
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Technology	$1,091,000	$1,091,000	$-
Customer relationships	246,000	240,000	6,000
Covenant not to compete	427,000	427,000	-
	$1,764,000	$1,758,000	$6,000

Amortization expense was $6,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.

Goodwill of $64,000 originated in the acquisition of EFS Solutions, and is not amortized but tested annually for impairment or more frequently if changes in circumstances indicate impairment may exist. Based upon the impairment analysis performed, no impairment of goodwill was recorded for the years ended December 31, 2010 and 2009.

Note 5: Accounts Payable and Accrued Expenses

Accounts payable consist of the following:

	December 31,
	2010	2009
Trade	$308,000	$43,000
Related Parties	24,000	7,000
	$332,000	$50,000

Accrued expenses consist of the following:

	December 31,
	2010	2009
Accrued salaries and wages	$33,000	$199,000
Accrued vacation	67,000	83,000
Accrued profit sharing plan	395,000	-
Accrued payroll taxes	-	16,000
Accrued interest payable	19,000	20,000
Restricted stock payable (Note 8)	24,000	21,000
Other	32,000	7,000
	$570,000	$346,000

Note 6: Notes Payable and Capital Lease Obligations

        The Company’s notes payable consisted of the following:

	December 31,
Related Parties:	2010	2009
Senior Notes, unsecured with interest at 10%, payable semiannually on April 1 and October 1 through maturity, maturing September 30, 2012,
payable to officers, employees or their affiliates	$396,000	$388,000
Less current portion	-	-
Long-term portion	$396,000	$388,000

	December 31,
Other:	2010	2009
Senior Notes, unsecured with interest at 10%, payable semiannually
on April 1 and October 1 through maturity, maturing September 30, 2012,	$376,000	$434,000

Bank loan, secured by accounts receivable of the Company, with interest at 7.75% per annum plus a collateral handling fee of .30% per month on face amount of financed receivables
through December 2010	-	246,000

Installment notes payable to financing company, payable in monthly payments of $1,901,
including interest at 24.49%, from March 2008 through February 2011	4,000	23,000

Capital lease payable to financing company, payable in monthly payments of $426,
including interest at 4.0%, from March 2008 through February 2011	1,000	6,000
Less Discount	-	(1,000)
Total	381,000	708,000
Less current portion	5,000	295,000
Long-term portion	$376,000	$413,000

Senior Notes - At December 31, 2010, there were warrants issued to the Senior Note holders to purchase a total of 391,490 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2012.

In 2009, the Company also offered new Notes and Warrants (the “New Offer”). The Notes included in the New Offer bear interest at 10% per annum, payable April 1 and October 1 of each year, and are due and payable September 30, 2012. Purchasers of the Notes received a Warrant to purchase a share of restricted common stock of the Company for each $2.00 in principal amount of the Note. In 2009, the Company secured $250,000 in new Notes and issued warrants to purchase 125,000 shares of common shares of the Company at $0.05 per share.

During the fourth quarter of 2009, the Company offered the holders of the Senior Notes, originally due September 30, 2010, an extension of the maturity date to September 30, 2012. As part of this extension, the expiration date of the warrants was extended to September 30, 2012 as well.

Revolving Bank Line of Credit and Bank Loan - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of December 26, 2007. This agreement was amended and restated by a Loan and Security Agreement dated April 9, 2008 (as amended and restated, the “Facility Agreement”). On January 20, 2009, the Company and the Bank entered into a First Amendment to the Facility Agreement (the “First Amendment”), effective December 25, 2008.  The First Amendment extended the maturity date of the Facility Agreement to December 24, 2009, reduced the applicable interest rate and certain other fees associated with the credit facility and required the Company to obtain an additional $250,000 in equity or subordinated debt financing by February 28, 2009. The Second Amendment to the Facility Agreement extended the due date of the required $250,000 in equity or subordinated debt financing to March 31, 2009. On January 12, 2010, the Company and the Bank entered into a Third Amendment to the Facility Agreement (the “Third Amendment”), effective December 24, 2009. The Third Amendment extended the maturity date of the Facility Agreement to December 23, 2010. As of July 31, 2010, the Facility was fully paid off and the Company and Silicon Valley Bank terminated the Loan and Security Agreement.

Stand-Alone Revolving Note – The Company and an officer of the Company entered into a Stand-Alone Revolving Note (“Note”) dated November 8, 2007 which was amended by the First Amendment to Stand Alone Revolving Note on April 13, 2009. Subject to the terms of the agreement, the Company may borrow up to $100,000 with an interest rate equal to 10% per annum on the outstanding balance. Interest and principal payments are made on a mutually agreeable schedule as determined by the Company and the officer. This Note was unsecured and matured on December 31, 2009.

During the year 2009, the Company borrowed and subsequently paid $125,000 under this Note. The balance at December 31, 2009 was $0 and the Note was not renewed or extended.

Future maturities of notes payable and capital lease obligations are as follows:

Year Ending December 31,
2011	$5,000
2012	772,000
$777,000

NOTE 7 – Common Stock

During the year ended December 31, 2010, the Company entered into a transaction with a shareholder of the Company.  This shareholder and customer purchased a one-time, $1 million software development kit license for the Company’s new CIMControlFramework product. Terms of the transaction included a cash payment of $500,000, and the other $500,000 payment consisted of the return of 2,698,327 shares of common stock valued at a price of $0.1853 per share. The 2,698,327 shares returned were retired.

The Company had the following exercise of warrants associated with Senior Notes and exercise of stock options associated with the Company’s Long-term Incentive Plan:

	December 31,
	2010	2009
Warrants	37,500	-
Stock Options	182,396	-

In 2010 and 2009, the Company issued 460,000 and 100,000, respectively, shares of its restricted common stock to officers and directors in satisfaction of awards that had fully vested. As of December 31, 2010 and 2009, an obligation of $24,000 and $21,000, respectively, was reflected as an accrued liability on the Company’s balance sheet related to unissued shares of its restricted common stock to officers and directors.

Note 8 – Stock-Based Compensation

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

The stock-based compensation expense for the years ended December 31, 2010 and 2009 has been allocated to the various categories of operating costs and expenses as follows:

	Years Ended December 31,
	2010	2009
Cost of revenues	$6,000	$9,000
Sales and marketing	18,000	16,000
Research and development	7,000	7,000
General and administrative	37,000	20,000
Total stock-based compensation expense	$68,000	$52,000

As of December 31, 2010, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $53,000, and the weighted average period over which these awards are expected to be recognized was 1.34 years.

Stock Incentive Plan - In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”). In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock units and equity-based performance awards. The number of shares of common stock reserved and available for issuance under the Plan was 583,799 at December 31, 2010.

Stock Options – During the year ended December 31, 2010 and 2009, options to purchase 497,500 and 645,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.08 to $0.35 and $0.02 to $0.06 per share, respectively. The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

	2010	2009
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	72.48% to 76.99%	71.85% to 74.62%
Risk free interest rate	1.88% to 3.14%	2.65% to 2.99%
Expected life of options	5.52 years to 5.84 years	5.77 years to 5.84 years

The weighted average fair value of options granted during the years ended December 31, 2010 and 2009, was $0.12 and $0.02, respectively.

The following table summarizes the stock option activity during 2010:
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contract Term	Value
Outstanding at January 1, 2010	3,331,590	$0.26

Granted	497,500	$0.12

Exercised	(182,396)	$0.07

Expired	(455,000)	$0.55

Forfeited	(373,750)	$0.26

Outstanding at December 31, 2010	2,817,944	$0.21	$ 4.30	$ 710,089
Options vested and exercisable at
December 31, 2010	2,234,194	$0.23	$ 3.88	$ 517,627

The aggregate intrinsic value (calculated as the difference between the market value and the exercise price of the shares) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.44 as of December 31, 2010, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

We received cash proceeds from the exercise of options of $13,000 in 2010 and $0 in 2009. The total intrinsic value of options exercised during 2010 and 2009 was $27,000 and $0, respectively.  The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The following table summarizes the activity of non-vested stock option awards during 2010.

	Non-vested	Weighted
	Stock	Average
	Options	Fair Value
Unvested Options at December 31, 2009	615,458	$0.08
Granted	497,500	$0.08
Vested	(411,707)	$0.07
Cancelled or expired	(117,500)	$0.13
Unvested Options at December 31, 2010	583,751	$0.07

Restricted Stock - During the year ended December 31, 2010, the Company granted restricted stock awards to officers and directors of 700,000 valued at $56,000 based on the closing stock price of the Company’s common stock on the date of grant. The compensation is being expensed over the vesting period. The weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2010 was $0.08.  No restricted stock awards were granted during the year ended December 31, 2009.

The total fair value of restricted stock awards vested in 2010 and 2009 was $87,000 and $47,000, respectively.  As of December 31, 2010, total compensation costs related to unvested restricted stock awards expected to be recognized was $20,000 and is expected to be recognized over the weighted average period of one year.

 Included in accrued expenses in the accompanying consolidated balance sheets are liabilities of $24,000 and $21,000 as of December 31, 2010 and 2009, respectively, representing vested restricted stock awards for which shares have not been issued.

Note 9: Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	December 31,
	2010	2009

Book income or income tax benefit at statutory rate	$(743,000)	$186,000
Research and development	-	52,000
Meals and entertainment	(4,000)	(2,000)
Stock-based compensation	27,000	20,000
Other	-	(4,000)
NOL carryover	460,000	-
Change in valuation allowance	260,000	(252,000)
	$-	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$9,043,000	$10,161,000
Research and development credits	798,000	798,000
Allowance for doubtful accounts	8,000	8,000
Accrued expenses	36,000	110,000
Deferred income	77,000	59,000
	9,962,000	11,136,000
Less valuation allowance	(9,961,900)	(8,517,000)
Net deferred tax assets	100	2,619,000

Deferred tax liabilities
Depreciation	(100)	(2,619,000)

Net deferred taxes	$-	$-

At December 31, 2010, the Company has a net operating loss carry forward available to offset future taxable income of approximately $23,187,000, that may be offset against future taxable income from the year 2010 through 2031. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

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

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate, if recognized. There has been no significant change in the unrecognized tax benefit from the date of adoption through the year ended December 31, 2010.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. federal net operating loss carry forwards from the year ended December 31, 2005 through the year ended December 31, 2010 are subject to examination.

Note 10: Supplemental Cash Flow Information

Non-cash items consisted of the following:
	December 31,
	2010	2009
Discount on debt through issuance of warrants	$-	$1,000
Reduction of accounts payable through issuance of debt	$-	$50,000
Reduction of accrued expenses through issuance of debt	$-	$24,000
Reduction of accrued expenses through issuance of stock	$-	$12,000
Increase in restricted stock payable from issuance of stock	$3,000	$30,000
Property and equipment included in accrued expenses	$4,000
Property and equipment included in accounts payable	$22,000
Increase in prepaid expenses through the use of accounts payable	$2,000	$3,000
Increase in other assets through the use of accounts payable	$-	$3,000

	December 31,
	2010	2009
Cash paid for interest	$99,000	$122,000
Cash paid for income taxes	$-	$-

Note 11: Major Customers

During 2010, one customer accounted for 18% of the Company’s total revenues. During 2009, one customer accounted for 12% of the Company’s total revenues.

Export sales to unaffiliated customers were approximately $2,539,000 and $1,578,000 in 2010 and 2009, respectively.

During 2010, the export sales to Germany and Japan were 15% and 19%, respectively, of total revenues. During 2009, the export sales to Germany and Japan were 14% and 12%, respectively, of total revenues.

Note 12: Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

The Company will match 50% of the employees’ contribution up to a maximum of 2% of the employees’ annual pay. Participants vest in the employer’s contribution over a five-year period. For the years ended December 31, 2010 and 2009, the Company contributed approximately $26,000 and $20,000, respectively, to the plan. In response to the uncertain economic conditions for 2009, Cimetrix suspended the Company’s match of 50% of the employees’ contributions, effective February 1, 2009 and reinstated the Company match effective January 1, 2010.

The Company maintains Executive Incentive Plan agreements with each of its executives.  The plans are intended to motivate key executives to achieve both long-term and short-term corporate objectives.

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

Note 14: Commitments and Contingencies

Lease Obligations

The Company leases certain office space and equipment under non-cancelable operating lease agreements. Future minimum lease payments required under operating leases are as follows:

Year Ending December 31,
2011	$93,000
2012	1,000
$94,000

Rental expense for the years ended December 31, 2010 and 2009 under operating leases was $91,000 and $72,000, respectively. The Company’s principal offices are located in a leased facility in Salt Lake City, Utah and expire in November 2011.

Product Warranties

Cimetrix warrants that software products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship. If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2010 and 2009, no provision for warranty claims has been established since historically any amounts expended in connection with warranties has not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Note 15: Related Party Transactions

For the years ended December 31, 2010 and 2009, the Company had revenues totaling $1,305,000 and $5,000, respectively, from two customers that are also stockholders of the Company. The Company had accounts receivable from these two customers totaling $45,000 and $0 at December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company had Senior Notes payable of $396,000 and $388,000, respectively, to holders who were officers, directors, employees, or their affiliates (see Note 6). During the years ended December 31, 2010 and 2009, the Company paid interest expense of $40,000 and $39,000, respectively, to these related parties.

As of December 31, 2010 and 2009, accrued expenses included an obligation of $24,000 and $21,000, respectively, for the issuance of restricted stock awards to officers and directors of the Company (see Note 8).

In November 2007, the Company and an officer of the Company entered into a Stand-Alone Revolving Note (“Note”). The Note was amended by the First Amendment to Stand Alone Revolving Note on April 13, 2009. Subject to the terms of the agreement, the Company was permitted to borrow up to $125,000 with an interest rate equal to 10% per annum on the outstanding balance. Interest and principal payments were made on a mutually agreeable schedule, as determined by the Company and the officer.  The Note was unsecured, matured on December 31, 2009 and was not renewed.

In 2009, the officer advanced $125,000 on the Note and the Company repaid $125,000 on the Note. Interest expense on the Note was $5,000 in 2009.

Note 16: Subsequent Events

Management has evaluated subsequent events through the date of the financial statements were issued and conclude there are not events to report.