Form 10-Q
period 2011-03-31
CIMETRIX INC
filed 2011-05-16
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ______

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of May 6, 2011:
Common stock, par value $.0001 – 45,039,506 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31, 2011	December 31,
ASSETS	(Unaudited)	2010
Current assets:
Cash	$1,119,000	$1,559,000
Accounts receivable, net	1,249,000	673,000
Prepaid expenses and other current assets	40,000	33,000
Total current assets	2,408,000	2,265,000

Property and equipment, net	105,000	100,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$2,597,000	$2,449,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$459,000	$332,000
Accrued expenses	317,000	570,000
Deferred revenue	289,000	237,000
Current portion of notes payable and capital lease obligations	-	5,000
Total current liabilities	1,065,000	1,144,000

Long-term liabilities:
Notes payable - related parties, net	321,000	396,000
Long-term portion of notes payable	376,000	376,000
Total long-term liabilities	697,000	772,000

Total liabilities	1,762,000	1,916,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 44,945,267 and 44,842,767 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,500,000	33,488,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,620,000)	(32,910,000)
Total stockholders’ equity	835,000	533,000

	$2,597,000	$2,449,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
New software licenses	$1,448,000	$750,000
Software license updates and product support	222,000	172,000
Total software revenues	1,670,000	922,000
Professional services	383,000	176,000

Total revenues	2,053,000	1,098,000

Operating costs and expenses:
Cost of revenues	824,000	291,000
Sales and marketing	273,000	202,000
Research and development	277,000	107,000
General and administrative	365,000	308,000
Depreciation and amortization	11,000	7,000

Total operating costs and expenses	1,750,000	915,000

Income from operations	303,000	183,000

Other income (expenses):
Interest income	1,000	-
Interest expense	(14,000)	(28,000)

Total other expenses, net	(13,000)	(28,000)

Income before income taxes	290,000	155,000

Provision for income taxes	-	-

Net income	$290,000	$155,000

Net Income per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average number of shares
outstanding:
Basic	45,017,000	47,048,000
Diluted	46,664,000	47,687,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$290,000	$155,000
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	11,000	7,000
Write off of fully paid note payable and capital lease	(4,000)	-
Stock-based compensation	11,000	26,000
(Increase) decrease in:
Accounts receivable	(576,000)	(52,000)
Inventories	-	(1,000)
Prepaid expenses and other current assets	(7,000)	(14,000)
Increase (decrease) in:
Accounts payable	134,000	41,000
Accrued expenses	(255,000)	19,000
Deferred revenue	52,000	95,000

Net cash (used in) provided by operating activities	(344,000)	276,000

Cash flows from investing activities:
Purchase of property and equipment	(26,000)	(17,000)

Net cash (used in) investing activities	(26,000)	(17,000)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	5,000	1,000
Payments of debt to related parties	(75,000)	-
Proceeds from the issuance of debt	-	147,000
Payments of debt	-	(293,000)

Net cash (used in) financing activities	(70,000)	(145,000)

Net (decrease) increase in cash and cash equivalents	(440,000)	114,000
Cash and cash equivalents, beginning of period	1,559,000	139,000

Cash and cash equivalents, end of period	$1,119,000	$253,000

Supplemental schedule of cash amounts for interest and income taxes
	Three Months Ended
	March 31,
	2011	2010
Cash paid for interest	$4,000	$7,000
Cash paid for income taxes	$-	$-
See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (“Cimetrix” or the “Company”) are primarily engaged in the development and sale of computer software for controlling electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems.

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month periods ended March 31, 2011 and March 31, 2010 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues	$1,000	$2,000
Sales and marketing	3,000	8,000
Research and development	1,000	2,000
General and administrative	6,000	14,000
Total stock-based compensation expense	$11,000	$26,000

During the three months ended March 31, 2011, options to purchase 147,500 shares of the Company’s common stock were granted to the Company’s employees, with an exercise price of $0.36 per share.

During the three months ended March 31, 2011 and 2010, 0 and 700,000 shares, respectively, of restricted stock awards were granted. The total stock-based compensation costs from vesting restricted stock shares in the three month periods of March 31, 2011 and 2010 was $5,000 and $19,000, respectively.

As of March 31, 2011, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $77,000, and the weighted average period over which these awards are expected to be recognized was 1.05 years.

NOTE 3 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$290,000	$155,000
Denominator:
Basic weighted average shares outstanding	45,017,000	47,048,000
Effect of dilutive securities:
Stock options	1,201,000	281,000
Unvested restricted stock	195,000	212,000
Warrants	251,000	146,000
Diluted weighted average shares outstanding	46,664,000	47,687,000

Net income per share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Potentially dilutive securities representing approximately 490,000 and 2,600,000 shares of common stock at March 31, 2011 and 2010, respectively, were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Related Party and Senior Notes – At March 31, 2011, the Company had a total of $697,000 in outstanding Senior Notes, of which $321,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1 and mature September 30, 2012.

As of March 31, 2011, the Senior Note holders held warrants to purchase a total of 289,000 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2012.

In February, 2011, the Company paid $75,000 to a related party for repayment of a Senior Note.

NOTE 5 – COMMON STOCK

In March 2011, the Company issued 102,500 shares of its common stock on the exercise of warrants associated with Senior Notes for proceeds of $5,000.

Included in accrued expenses in the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010 are liabilities of $29,000 and $24,000, respectively, representing vested restricted stock awards for which shares have not been issued. These amounts represent 184,611 and 182,111 vested restricted stock awards that have not been issued as of March 31, 2011 and December 31, 2010, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three-months ended March 31, 2011 and 2010, the Company had the following revenues from two customers that were also shareholders of the Company:

	Three Months Ended
	March 31,
	2011	2010
New software licenses	$56,000	$44,000
Software license updates and product support	24,000	8,000
Total software revenues	80,000	52,000
Professional services	-	3,000
Total software revenues	$80,000	$55,000

The Company had accounts receivable from two related customers totaling $73,000 and $15,000 at March 31, 2011 and 2010, respectively.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

            Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) revised accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables under contractual arrangements in which a vendor will perform multiple revenue-generating activities.  The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable.  The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  The adoption of this new guidance did not result in any new units of accounting. In accordance with the guidance, consideration for multi revenue-generating activities are allocated to the units of accounting using the relative selling price method proportionally to each deliverable based on the vendor specific objective evidence of fair value of each specific deliverable.  Adoption of this guidance did not have a significant impact on the timing or amount of revenue recognized by the Company for multiple-deliverable arrangements.

NOTE 9 – SUBSEQUENT EVENTS

            Management has evaluated events through the date the financial statements were issued and conclude there were no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2011 and March 31, 2010 and the Company’s financial position at March 31, 2011. The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes,” “anticipates” or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources,” “Factors Affecting Future Results” and “Risk Factors,” and those factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cimetrix is a software company that designs, develops, markets and supports factory automation and tool control products for today’s smart, connected factories. The Company’s primary customers are original equipment manufacturers (OEM’s) that supply precision electronics equipment for semiconductor wafer fabrication, solar/photovoltaic (PV) and other electronics manufacturing.

Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits (SDK’s), the ongoing runtime licenses for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries, which includes the growing solar photovoltaic (PV) and light emitting diode (“LED”) markets.

Critical Accounting Policies

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies included in the Company’s 2010 Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Operations Review

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations.

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended
	March 31,
	2011		2010
New software licenses	$1,448,000	70%	$750,000	68%
Software license updates and product support	222,000	11%	172,000	16%

Total software revenues	1,670,000	81%	922,000	84%

Professional services	383,000	19%	176,000	16%

Total revenues	$2,053,000	100%	$1,098,000	100%

Total revenues increased by $955,000, or 87%, to $2,053,000 for the three months ended March 31, 2011, from $1,098,000 for the three months ended March 31, 2010. The increase in revenues was primarily attributable to the increase in new software licenses, which increased from $750,000 in the first quarter of 2010 to $1,448,000 in the first quarter of 2011. New software license revenues include the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. The primary markets served by Cimetrix customers are the semiconductor, PV & LED, and other electronics markets, all of which are experiencing growth in 2011.

Revenue associated with software license updates and product support increased 29% year-over-year for the three months ended March 31, 2011. The increase in revenues from software license updates and product support was a result of new customers added since March 31, 2010.

Total software revenues increased to $1,670,000 for the three months ended March 31, 2011, as compared to $922,000 for the three months ended March 31, 2010. Again, this increase in revenues is primarily attributable to the increase in new software license revenues as discussed above.

Professional services revenues increased 118% year-over-year for the three months ended March 31, 2011. In the third quarter of 2010, the Company modified its business model with regards to professional services. The Company formed a relationship with a services partner capable of providing qualified Microsoft developers to augment Cimetrix project teams. Cimetrix will maintain a small cadre of staff to perform a limited amount of professional services engagements directly. When increased business opportunities for professional services projects present themselves, as they did in the first quarter of 2011, Cimetrix can quickly arrange project teams using its services partner. This will increase Cimetrix’s costs of services for these projects, but these costs are variable costs that are only incurred if and when Cimetrix secures these additional projects.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations:

	Three Months Ended
	March 31,
	2011	2010
Net sales	100%	100%
Operating costs and expense:
Cost of revenues	40	26
Sales and marketing	13	18
Research and development	13	10
General and administrative	18	28
Depreciation and amortization	1	1

Total operating costs and expenses	85	83

Income (loss) from operations	15	17
Other expense, net	(1)	(2)
Net income (loss)	14%	15%

The Company’s operating results for the three-month period March 31, 2011 reflect the effects of the recovery in the economy as well as changes made to our business model to be more efficient and concentrate on our core strengths of developing leading software products.

The Company reported net income of $290,000 for the three months ended March 31, 2011, compared to $155,000 for the three months ended March 31, 2010. The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended March 31, 2011 and March 31, 2010, stock-based compensation expense was $11,000 and $26,000, respectively, and depreciation and amortization expense was $11,000 and $7,000, respectively.

The Company used net cash from operating activities totaling $344,000 for the three months ended March 31, 2011, compared to net cash generated from operating activities of $276,000 for the three months ended March 31, 2010.  The net difference between 2011 and 2010 is attributable mostly to the increase in accounts receivable from March 31, 2010 which was $485,000 to $1,249,000 at March 31, 2011.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the three months ended March 31, 2011 was 40%, compared to 26% for the three months ended March 31, 2010. This increase was a combination of investment in our current products, payroll costs related to increased staff and the use of service partners to augment our engineering team to deliver Professional Services.  Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $71,000, or 35%, to $273,000 during the three months ended March 31, 2011, from $202,000 during the three months ended March 31, 2010. The increase was primarily a result of increased commissions on higher revenues.  Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $170,000, or 159%, to $277,000 during the three months ended March 31, 2011, from $107,000 during the three months ended March 31, 2010. The increase is primarily due to a resurgence of investment in our current products as well as our new CIMControlFramework software product. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $57,000 or 19%, to $365,000 in the three months ended March 31, 2011, from $308,000 in the three months ended March 31, 2010. The increase in general and administrative expenses is mostly attributable to professional and legal fees related to improvements made to customer contracts to protect Company intellectual property and recruiting practices.  Although general and administrative expenses increased over 2010, the percentage of revenue  for general and administrative expenses decreased from 28% of total revenues for the three months ended March 31, 2010 to 18% of total revenues for the three months ended March 31, 2011 due to increased revenues. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $4,000 or 57% to $11,000 in the three months ended March 31, 2011, from $7,000 in the three months ended March 31, 2010. The increase is attributable to the Company’s investment in equipment upgrades and new financial software in the last quarter of 2010.

Other Income (Expense)

Interest expense for the three months ended March 31, 2011 decreased by $14,000, to $14,000, from $28,000 for the three months ended March 31, 2010. The decrease in interest expense for the three months ended March 31, 2011, compared to the same period in 2010 was due, primarily, to the termination of the Company’s bank loan with Silicon Valley Bank in July 2010.

Interest income for the three months ended March 31, 2011 was $1,000 compared to $0 for the same period in 2010.  The increase in interest income is a result of higher cash balances, year over year.

Liquidity and Capital Resources

At March 31, 2011, the Company had current assets of $2,408,000, including cash and cash equivalents of $1,119,000, and current liabilities of $1,065,000, resulting in a working capital of $1,343,000 compared to a working capital deficit of $110,000 for the same period in 2010. Excluding deferred revenue of $289,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, and accrued expenses of $29,000, which will be paid through the issuance of the Company’s common stock for vested restricted stock awards, the Company’s current assets exceeded current liabilities by $1,661,000 at March 31, 2011.

Related Party and Senior Notes – At March 31, 2011, the Company had a total of $697,000 in outstanding Senior Notes, of which $321,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1 and mature September 30, 2012.

As of March 31, 2011, there were warrants issued to Senior Note holders to purchase a total of 289,000 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2012.

In February, 2011, the Company paid $75,000 to a related party for repayment of a Senior Note.

Results of Operations and Cash Flows – While the Company has posted seven consecutive quarters of positive net income beginning in mid-2009, the Company has a prior history of net losses and negative cash flows from operations. As of March 31, 2011, the Company had an accumulated deficit of $32,620,000 and total stockholders’ equity of $835,000. During the three months ended March 31, 2011, the Company reported net income of $290,000 compared to $155,000 for the same period in 2010.  The Company used net cash in operating activities of $344,000 for the three months ended March 31, 2011. The decrease in net cash from operating activities in the current year over the same period in 2010 was primarily due to the increase in accounts receivable from March 31, 2010 which was $485,000 compared to $1,249,000 at March 31, 2011.

Net cash used in investing activities during the three months ended March 31, 2011, was $26,000.  Net cash used in investing activities during the three months ended March 31, 2010, was $17,000 and consisted of hardware upgrades.

Net cash used in financing activities for the three months ended March 31, 2011 was $70,000, comprised of $5,000 in proceeds from the issuance of common stock related to the exercise of Senior Note warrants, and payments of debt to related parties of $75,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $891,000 during the three months ended March 31, 2011, representing 43% of the Company’s total revenues, compared to $564,000 or 51%, of total revenues during the same period in 2010. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first three months of 2011 increased 87% compared to the first three months of 2010, reflecting increased purchases of Cimetrix new software licenses as our customers shipped more capital equipment, generating revenues from new software licenses including sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue increased year-over-year as new customer shipments were increased due to the overall growth in capital equipment shipments by the Company’s customers. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

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

ITEM 1A. RISK FACTORS

The Company has disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2010 which could materially affect its business, financial condition or future results of operations to which the reader is referred. There have been no material changes to the risk factors disclosed in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2011, in connection with the exercise of previously outstanding Senior Note warrants, the Company issued 102,500 shares of its restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or aggregate proceeds of $5,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated May 10, 2011*
______________________________________ * Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: May 16, 2011

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)