Form 10-Q
period 2011-06-30
CIMETRIX INC
filed 2011-08-15
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of August 5, 2011:
Common stock, par value $.0001 – 45,043,256 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30, 2011	December 31,
ASSETS	(Unaudited)	2010
Current assets:
Cash	$1,260,000	$1,559,000
Accounts receivable, net	1,325,000	673,000
Prepaid expenses and other current assets	42,000	33,000
Total current assets	2,627,000	2,265,000

Property and equipment, net	122,000	100,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$2,833,000	$2,449,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403,000	$332,000
Accrued expenses	386,000	570,000
Deferred revenue	236,000	237,000
Current portion of notes payable and capital lease obligations	-	5,000
Total current liabilities	1,025,000	1,144,000

Long-term liabilities:
Notes payable - related parties, net	321,000	396,000
Long-term portion of notes payable	376,000	376,000
Total long-term liabilities	697,000	772,000

Total liabilities	1,722,000	1,916,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,068,256 and 44,842,767 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,552,000	33,488,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,396,000)	(32,910,000)
Total stockholders’ equity	1,111,000	533,000

	$2,833,000	$2,449,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
New software licenses	$1,483,000	$1,107,000	$2,931,000	$1,858,000
Software license updates and product support	215,000	207,000	437,000	379,000
Total software revenues	1,698,000	1,314,000	3,368,000	2,237,000
Professional services	571,000	170,000	954,000	346,000

Total revenues	2,269,000	1,484,000	4,322,000	2,583,000

Operating costs and expenses:
Cost of revenues	957,000	312,000	1,781,000	603,000
Sales and marketing	279,000	206,000	552,000	408,000
Research and development	443,000	136,000	720,000	243,000
General and administrative	337,000	317,000	702,000	626,000
Depreciation and amortization	12,000	6,000	23,000	13,000

Total operating costs and expenses	2,028,000	977,000	3,778,000	1,893,000

Income from operations	241,000	507,000	544,000	690,000

Other income (expenses):
Interest income	1,000	-	2,000	-
Interest expense	(17,000)	(26,000)	(31,000)	(54,000)

Total other expenses, net	(16,000)	(26,000)	(29,000)	(54,000)

Income before income taxes	225,000	481,000	515,000	636,000

Provision for income taxes	-	-	-	-

Net income	$225,000	$481,000	$515,000	$636,000

Net Income per common share:
Basic	$0.00	$0.01	$0.01	$0.01
Diluted	$0.00	$0.01	$0.01	$0.01

Weighted average number of shares
outstanding:
Basic	45,196,000	47,277,000	45,107,000	47,163,000
Diluted	46,813,000	48,251,000	46,742,000	48,060,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$515,000	$636,000
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	23,000	13,000
Write off of fully paid note payable and capital lease	(4,000)	-
Stock-based compensation	27,000	41,000
Amortization of bond discount	-	1,000
Changes in operating assets and liabilities:
Accounts receivable	(652,000)	(287,000)
Inventories	-	(1,000)
Prepaid expenses and other current assets	(6,000)	(27,000)
Accounts payable	64,000	20,000
Accrued expenses	(160,000)	65,000
Deferred revenue	(1,000)	81,000

Net cash (used in) provided by operating activities	(194,000)	542,000

Cash flows from investing activities:
Purchase of property and equipment	(41,000)	(18,000)

Net cash (used in) investing activities	(41,000)	(18,000)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	11,000	3,000
Payments of debt to related parties	(75,000)	-
Proceeds from the issuance of debt	-	147,000
Payments of debt	-	(404,000)

Net cash (used in) financing activities	(64,000)	(254,000)

Net (decrease) increase in cash and cash equivalents	(299,000)	270,000
Cash and cash equivalents, beginning of period	1,559,000	139,000

Cash and cash equivalents, end of period	$1,260,000	$409,000

Supplemental schedule of cash amounts for interest and income taxes
	Six Months Ended
	June 30,
	2011	2010
Cash paid for interest	$39,000	$53,000
Cash paid for income taxes	$-	$-
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

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$1,000	$2,000	$2,000	$4,000
Sales and marketing	3,000	4,000	6,000	12,000
Research and development	3,000	2,000	4,000	4,000
General and administrative	9,000	7,000	15,000	21,000
Total stock-based compensation expense	$16,000	$15,000	$27,000	$41,000

During the six months ended June 30, 2011, options to purchase 190,000 shares of the Company’s common stock were granted to the Company’s employees, with an exercise price ranging from of $0.36 to $0.40 per share.

During the six months ended June 30, 2011 and 2010, 75,000 and 700,000 shares, respectively, of restricted stock awards were granted. The total stock-based compensation costs from vesting restricted stock shares in the six month periods of June 30, 2011 and 2010 was $13,000 and $26,000, respectively.

As of June 30, 2011, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $102,000, and the weighted average period over which these awards are expected to be recognized was 1.12 years.

In May 2011, the shareholders approved an amendment to the Company’s 2006 Long-Term Incentive Plan to authorize an additional 3,000,000 shares of common stock to be made available for awards.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$225,000	$481,000	$515,000	$636,000
Denominator:
Basic weighted average shares outstanding	45,196,000	47,277,000	45,107,000	47,163,000
Effect of dilutive securities:
Stock options	1,229,000	497,000	1,254,000	359,000
Unvested restricted stock	244,000	215,000	237,000	317,000
Warrants	144,000	262,000	144,000	221,000
Diluted weighted average shares outstanding	46,813,000	48,251,000	46,742,000	48,060,000

Net income per share
Basic	$0.00	$0.01	$0.01	$0.01
Diluted	$0.00	$0.01	$0.01	$0.01

Potentially dilutive securities representing approximately 530,000 and 1,900,000 shares of common stock at June 30, 2011 and 2010, respectively, were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

NOTE 4 – NOTES PAYABLE

Related Party and Senior Notes – At June 30, 2011, the Company had a total of $697,000 in outstanding Senior Notes, of which $321,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1 and mature September 30, 2012.

As of June 30, 2011, the Senior Note holders held warrants to purchase a total of 166,000 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2012.

In February, 2011, the Company paid $75,000 to a related party for repayment of a Senior Note.

NOTE 5 – COMMON STOCK

During the six months ended June 30, 2011, the Company issued 225,000 shares of its common stock on the exercise of warrants associated with Senior Notes for proceeds of $11,000.

The Company had 191,000 and 182,000 vested restricted stock awards for which shares of common stock have not been issued as of June 30, 2011 and December 31, 2010, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2011 and 2010, the Company had the following revenues from two customers that were also shareholders of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
New software licenses	$169,000	$74,000	$225,000	$118,000
Software license updates and product support	29,000	16,000	53,000	23,000
Total software revenues	198,000	90,000	278,000	141,000
Professional services	-	-	-	3,000
Total software revenues	$198,000	$90,000	$278,000	$144,000

The Company had accounts receivable from two related customers totaling $61,000 and $96,000 at June 30, 2011 and 2010, respectively.

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

In June 2011, the FASB issued new  guidance, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. The guidance will be effective beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its operating results or financial position.

NOTE 9 – SUBSEQUENT EVENTS

            Management has evaluated events through the date the financial statements were filed with the Securities and Exchanges Commission and concluded there were no events to report except the following: The Company notified the holders of the Cimetrix 10% Senior Notes due September 30, 2012 that it intends to pay these notes in full during the third quarter 2011. The Company paid in full all outstanding interest on the Senior Notes on August 1, 2011 and is working with individual note holders to collect the notes and make final principal payments. These repayments of the Company’s Senior Notes, including those held by related parties, total $697,000 and will reduce the Company’s long-term debt to $0. The Company is using the cash generated from operations over the past two years to pay off this debt, which will reduce the remaining interest expense due on these notes through September 30, 2012 by $80,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 and the Company’s financial position at June 30, 2011. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
New software licenses	$1,483,000	65%	$1,107,000	75%	$2,931,000	68%	$1,858,000	72%
Software license updates and product support	215,000	10%	207,000	14%	437,000	10%	379,000	15%

Total software revenues	1,698,000	75%	1,314,000	89%	3,368,000	78%	2,237,000	87%

Professional services	571,000	25%	170,000	11%	954,000	22%	346,000	13%

Total revenues	$2,269,000	100%	$1,484,000	100%	$4,322,000	100%	$2,583,000	100%

Total revenues increased by $785,000, or 53%, to $2,269,000 for the three months ended June 30, 2011, from $1,484,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, total revenues increased $1,739,000 or 67% to $4,322,000 from $2,583,000 for the six months ended June 30, 2010. The increase in revenues was primarily attributable to the increase in new software licenses, which increased from $1,858,000 in the first half of 2010 to $2,931,000 in the first half of 2011. New software license revenues include the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. The primary markets served by Cimetrix customers are the semiconductor, PV, LED, and other electronics markets, all of which are experiencing growth in 2011.

Revenue associated with software license updates and product support increased 4% for the three months ended June 30, 2011 as compared to the prior year period. For the six months ended June 30, 2011, revenues associated with software license updates and product support increased 15% over the six months ended June 30, 2010.  The increase in revenues from software license updates and product support was a result of new customers added since June 30, 2010.

Total software revenues increased to $1,698,000 for the three months ended June 30, 2011, as compared to $1,314,000 for the three months ended June 30, 2010. For the six months ended June 30, 2010, software revenues increased to $3,368,000 as compared to $2,237,000 for the six months ended June 30, 2010. Again, this increase in revenues is primarily attributable to the increase in new software license revenues as discussed above.

Professional services revenues increased 176% year-over-year for the six months ended June 30, 2011. In the third quarter of 2010, the Company modified its business model with regards to professional services. The Company formed relationships with services partners capable of providing qualified Microsoft developers and/or industry knowledgeable engineers to augment Cimetrix project teams. Cimetrix will continue to maintain a cadre of staff to perform some professional services engagements directly. When increased business opportunities for professional services projects present themselves, as they did in the first half of 2011, Cimetrix can quickly arrange project teams using one or more of its services partners. This approach increases Cimetrix’s costs of services for these projects, but these costs are variable costs that are only incurred if and when Cimetrix secures these additional projects.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Operating costs and expense:
Cost of revenues	42	21	41	23
Sales and marketing	12	14	13	16
Research and development	20	9	17	9
General and administrative	15	21	16	24
Depreciation and amortization	1	0	1	1

Total operating costs and expenses	90	65	88	73

Income from operations	10	35	12	27
Other expense, net	0	(2)	0	(2)
Net income	10%	33%	12%	25%

The Company’s operating results for the three-month and six-month periods ended June 30, 2011 reflect the effects of the recovery in the economy as well as changes made to our business model to be more efficient and concentrate on our core strengths of developing leading software products.

The Company reported net income of $225,000 for the three months ended June 30, 2011, compared to $481,000 for the three months ended June 30, 2010. The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended June 30, 2011 and June 30, 2010, stock-based compensation expense was $16,000 and $15,000, respectively, and depreciation and amortization expense was $12,000 and $6,000, respectively. The Company reported net income of $515,000 for the six months ended June 30, 2011 as compared to the net income of $636,000 for the six months ended June 30, 2010. For the six-month periods ended June 30, 2011 and June 20, 2010, the Company did not have any bad debt expense.  For the six-month periods ended June 30, 2011 and June 30, 2010, stock-based compensation expense was $27,000 and $41,000 respectively and depreciation and amortization expense was $23,000 and $13,000, respectively.

The Company used net cash in operating activities totaling $194,000 for the six months ended June 30, 2011, compared to net cash generated from operating activities of $542,000 for the six months ended June 30, 2010.  The net difference between 2011 and 2010 is attributable mostly to the increase in accounts receivable from $719,000 on June 30, 2010 to $1,325,000 at June 30, 2011.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the three months ended June 30, 2011 was 42%, compared to 21% for the three months ended June 30, 2010. Cost of revenues as a percentage of total revenues for the six months ended June 30, 2011 and 2010 was 41% and 23%, respectively.  This increase was a combination of investment in our current products, payroll costs related to increased staff and the use of service partners to augment our engineering team to deliver Professional Services.  Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $73,000, or 35%, to $279,000 during the three months ended June 30, 2011, from $206,000 during the three months ended June 30, 2010. During the six months ended June 30, 2011, sales and marketing expenses increased $144,000 or 35% to $552,000 from $408,000 for the six months ended June 30, 2010. The increase was primarily a result of increased sales and marketing activities for the Company’s products and commissions on higher revenues. Although sales and marketing expenses increased over 2010, the percentage of revenue for sales and marketing expenses decreased from 16% of total revenues for the six months ended June 30, 2010 to 13% of total revenues for the six months ended June 30, 2011 due to increased revenues.   Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $307,000, or 226%, to $443,000 during the three months ended June 30, 2011, from $136,000 during the three months ended June 30, 2010. During the six months ended June 30, 2011, research and development expenses increased $477,000 or 196% to $720,000 from $243,000 for the six months ended June 30, 2010. The increase is primarily due to a resurgence of investment in our current products as well as our new CIMControlFramework™ software product. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $20,000 or 6%, to $337,000 in the three months ended June 30, 2011, from $317,000 in the three months ended June 30, 2010. During the six months ended June 30, 2011, general and administrative expenses increased $76,000 or 12% to $702,000 from $626,000 for the six months ended June 30, 2010. The increase in general and administrative expenses is mostly attributable to professional and legal fees related to improvements made to customer contracts to protect Company intellectual property and recruiting practices as well as investments in improving internal systems. Although general and administrative expenses increased over 2010, the percentage of revenue for general and administrative expenses decreased from 24% of total revenues for the six months ended June 30, 2010 to 16% of total revenues for the six months ended June 30, 2011 due to increased revenues. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $6,000 or 100% to $12,000 in the three months ended June 30, 2011, from $6,000 in the three months ended June 30, 2010. During the six months ended June 30, 2011, depreciation and amortization increased $10,000 or 77%, to $23,000 from $13,000 in the six months ended June 30, 2010.  The increase is attributable to the Company’s investment in equipment upgrades and new financial software.

Other Income (Expense)

Interest expense for the three months ended June 30, 2011 decreased by $9,000, to $17,000, from $26,000 for the three months ended June 30, 2010. During the six months ended June 30, 2011, interest expense decreased $23,000 or 43%, to $31,000 from $54,000 in the six months ended June 30, 2010. The decrease in interest expense for the three and six month periods ended June 30, 2011, compared to the same periods in 2010 was due, primarily, to the termination of the Company’s bank loan with Silicon Valley Bank in July 2010.

Interest income for the three months ended June 30, 2011 was $1,000 compared to $0 for the same period in 2010.  During the six months ended June 30, 2011, interest income was $2,000 compared to $0 for the same period in 2010. The increase in interest income is a result of higher cash balances, year over year.

Liquidity and Capital Resources

At June 30, 2011, the Company had current assets of $2,627,000, including cash and cash equivalents of $1,260,000, and current liabilities of $1,025,000, resulting in a working capital of $1,602,000 compared to $405,000 for the same period in 2010. Excluding deferred revenue of $236,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company, the Company’s current assets exceeded current liabilities by $1,838,000 at June 30, 2011.

Related Party and Senior Notes – At June 30, 2011, the Company had a total of $697,000 in outstanding Senior Notes, of which $321,000 were held by related parties. The Senior Notes are unsecured, with interest at 10%, payable semiannually on April 1 and October 1 and mature September 30, 2012.

In July, 2011 the Company notified the holders of the Senior Notes that it intends to pay these notes in full during the third quarter 2011. The Company paid in full all outstanding interest on the Senior Notes on August 1, 2011 and is working with individual note holders to collect the notes and make final principal payments. These repayments of the Company’s Senior Notes, including those held by related parties, total $697,000 and will reduce the Company’s long-term debt to $0. The Company is using the cash generated from operations over the past two years to pay off this debt, which will reduce the remaining interest expense due on these notes through September 30, 2012 by $80,000.

As of June 30, 2011, there were warrants issued to Senior Note holders to purchase a total of 166,000 common shares of the Company at an exercise price of $0.05 per share. The warrants expire on September 30, 2012.

In February, 2011, The Company paid $75,000 to a related party for repayment of a Senior Note.

Results of Operations and Cash Flows – While the Company has posted eight consecutive quarters of positive net income beginning in mid-2009, the Company has a prior history of net losses and negative cash flows from operations. As of June 30, 2011, the Company had an accumulated deficit of $32,396,000 and total stockholders’ equity of $1,111,000. During the six months ended June 30, 2011, the Company reported net income of $515,000 compared to $636,000 for the same period in 2010.  The Company used net cash in operating activities of $194,000 for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $542,000 for the same period in 2010. The decrease in net cash from operating activities in the current year over the same period in 2010 was primarily due to the increase in accounts receivable from June 30, 2010 which was $719,000 compared to $1,325,000 at June 30, 2011.

Net cash used in investing activities during the six months ended June 30, 2011, was $41,000 and consisted of software and hardware upgrades.  Net cash used in investing activities during the six months ended June 30, 2010, was $18,000 and consisted of hardware upgrades.

Net cash used in financing activities for the six months ended June 30, 2011 was $64,000, comprised of $11,000 in proceeds from the issuance of common stock related to the exercise of Senior Note warrants, and payments of debt to related parties of $75,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,904,000 during the six months ended June 30, 2011, representing 44% of the Company’s total revenues, compared to $1,243,000 or 48%, of total revenues during the same period in 2010. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first six months of 2011 increased 67% compared to the first six months of 2010, reflecting increased purchases of Cimetrix new software licenses as our customers shipped more capital equipment, generating revenues from new software licenses including sales of software development kits and runtime revenue associated with OEM customer machine shipments. Runtime revenue increased year-over-year as new customer shipments were increased due to the overall growth in capital equipment shipments by the Company’s customers. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. In 2008, the Company announced its new CIMControlFramework software for tool control, which should enable the Company to provide equipment makers with a complete software solution that will reduce their time-to-market for new tool developments. As equipment makers reduce their costs and internal resources, Cimetrix believes the market for CIMControlFramework will grow as equipment makers begin to invest in new machine development programs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2011, in connection with the exercise of previously outstanding Senior Note warrants, the Company issued 225,000 shares of its restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or aggregate proceeds of $11,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 11, 2011*
______________________________________ * Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: August 15, 2011

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)