Form 10-Q
period 2011-09-30
CIMETRIX INC
filed 2011-11-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Yes ☐              No ☒

The number of shares outstanding of the registrant's common stock as of November 4, 2011:
Common stock, par value $.0001 – 45,209,256 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	September 30, 2011	December 31,
ASSETS	(Unaudited)	2010
Current assets:
Cash	$843,000	$1,559,000
Accounts receivable, net	916,000	673,000
Prepaid expenses and other current assets	60,000	33,000
Total current assets	1,819,000	2,265,000

Property and equipment, net	126,000	100,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$2,029,000	$2,449,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,000	$332,000
Accrued expenses	339,000	570,000
Deferred revenue	232,000	237,000
Current portion of notes payable and capital lease obligations	-	5,000
Total current liabilities	887,000	1,144,000

Long-term liabilities:
Notes payable - related parties, net	-	396,000
Long-term portion of notes payable	-	376,000
Total long-term liabilities	-	772,000

Total liabilities	887,000	1,916,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,234,256 and 44,842,767 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,579,000	33,488,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,392,000)	(32,910,000)
Total stockholders’ equity	1,142,000	533,000

	$2,029,000	$2,449,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
New software licenses	$922,000	$2,131,000	$3,853,000	$3,989,000
Software license updates and product support	249,000	241,000	686,000	620,000
Total software revenues	1,171,000	2,372,000	4,539,000	4,609,000
Professional services	598,000	238,000	1,552,000	585,000

Total revenues	1,769,000	2,610,000	6,091,000	5,194,000

Operating costs and expenses:
Cost of revenues	872,000	373,000	2,653,000	976,000
Sales and marketing	257,000	327,000	809,000	734,000
Research and development	331,000	216,000	1,051,000	459,000
General and administrative	288,000	413,000	990,000	1,038,000
Depreciation and amortization	13,000	7,000	36,000	20,000

Total operating costs and expenses	1,761,000	1,336,000	5,539,000	3,227,000

Income from operations	8,000	1,274,000	552,000	1,967,000

Other income (expenses):
Interest income	1,000	-	3,000	-
Interest expense	(6,000)	(23,000)	(37,000)	(77,000)

Total other expenses, net	(5,000)	(23,000)	(34,000)	(77,000)

Income before income taxes	3,000	1,251,000	518,000	1,890,000

Provision for income taxes	-	-	-	-

Net income	$3,000	$1,251,000	$518,000	$1,890,000

Net Income per common share:
Basic	$0.00	$0.03	$0.01	$0.04
Diluted	$0.00	$0.03	$0.01	$0.04

Weighted average number of shares
outstanding:
Basic	45,318,000	45,386,000	45,178,000	46,564,000
Diluted	46,374,000	46,817,000	46,577,000	47,744,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$518,000	$1,890,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	36,000	20,000
Write off of fully paid note payable and capital lease	(4,000)	-
Stock-based compensation	45,000	54,000
Amortization of bond discount	-	1,000
Sale recorded from receipt and retirement of stock (see Note 5)	-	(500,000)
Changes in operating assets and liabilities:
Accounts receivable	(243,000)	(295,000)
Prepaid expenses and other current assets	(15,000)	-
Accounts payable	(33,000)	71,000
Accrued expenses	(206,000)	201,000
Deferred revenue	(5,000)	95,000

Net cash provided by operating activities	93,000	1,537,000

Cash flows from investing activities:
Purchase of property and equipment	(56,000)	(36,000)

Net cash (used in) investing activities	(56,000)	(36,000)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	19,000	10,000
Payments of debt	(376,000)	(461,000)
Payments of debt to related parties	(396,000)	-
Proceeds from the issuance of debt	-	147,000

Net cash (used in) financing activities	(753,000)	(304,000)

Net (decrease) increase in cash and cash equivalents	(716,000)	1,197,000
Cash and cash equivalents, beginning of period	1,559,000	139,000

Cash and cash equivalents, end of period	$843,000	$1,336,000

Supplemental schedule of cash amounts for interest and income taxes
	Nine Months Ended
	September 30,
	2011	2010
Cash paid for interest	$62,000	$59,000
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (“Cimetrix” or the “Company”) are primarily engaged in the development and sale of computer software for controlling electronic manufacturing equipment, and communication products that allow communication between equipment on the factory floor and host systems.

Basis of Presentation – The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 is unaudited, and the balance sheet as of December 31, 2010 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2011. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$-	$-	$2,000	$4,000
Sales and marketing	2,000	3,000	8,000	15,000
Research and development	3,000	2,000	7,000	6,000
General and administrative	13,000	8,000	28,000	29,000
Total stock-based compensation expense	$18,000	$13,000	$45,000	$54,000

During the nine months ended September 30, 2011, options to purchase 200,000 shares of the Company’s common stock were granted to the Company’s employees, with an exercise price ranging from of $0.26 to $0.40 per share.

During the nine months ended September 30, 2011 and 2010, 93,000 and 700,000 shares, respectively, of restricted stock awards were granted. The total stock-based compensation costs from vesting restricted stock shares in the nine month periods of September 30, 2011 and 2010 was $26,000 and $33,000, respectively.

As of September 30, 2011, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $88,000, and the weighted average period over which these awards are expected to be recognized was 0.93 years.

In May 2011, the shareholders approved an amendment to the Company’s 2006 Long-Term Incentive Plan to authorize an additional 3,000,000 shares of common stock to be made available for awards.

NOTE 3 – EARNINGS PER SHARE

                The computation of basic earnings per common share is based on the weighted average number of shares outstanding, including unissued, but vested, restricted stock shares deemed as participating securities, during the period. Diluted earnings per common share is computed by dividing the net income or loss by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and unvested restricted stock.  The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$3,000	$1,251,000	$518,000	$1,890,000
Denominator:
Basic weighted average shares outstanding	45,318,000	45,386,000	45,178,000	46,564,000
Effect of dilutive securities:
Stock options	847,000	819,000	1,140,000	563,000
Unvested restricted stock	209,000	322,000	259,000	370,000
Warrants	-	290,000	-	247,000
Diluted weighted average shares outstanding	46,374,000	46,817,000	46,577,000	47,744,000

Net income per share
Basic	$0.00	$0.03	$0.01	$0.04
Diluted	$0.00	$0.03	$0.01	$0.04

Potentially dilutive securities representing approximately 1,173,000 and 1,526,000 shares of common stock at September 30, 2011 and 2010, respectively, were not included in the computation of net income per diluted share because the effect would be anti-dilutive.

NOTE 4 – NOTES PAYABLE

Related Party and Senior Notes – At June 30, 2011, the Company had a total of $697,000 in outstanding Senior Notes, of which $321,000 were held by related parties. The Senior Notes were unsecured, with interest at 10%, payable semiannually on April 1 and October 1 and had a maturity date of September 30, 2012. On August 1, 2011, the Company repaid the Senior Notes in full, more than one year ahead of the maturity date.  This prepayment will save the Company approximately $70,000 in interest expense over the next fourteen months

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011.   Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million.  The line of credit bears interest at the prime rate plus 1.75%, payable monthly, and matures September 26, 2012.  The line of credit is collateralized by substantially all operating assets of the Company.  Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit.  As of September 30, 2011, the Company had no borrowings against the line of credit.

Under the line of credit agreement, the Company is required to comply with the following financial covenants:

•	Maintain a ratio of quick assets to current liabilities minus deferred revenue of at least: 1.50 to 1.00
•
Maintain a tangible net worth equal to or greater than the sum of (i) $500,000, plus (ii) for each successive quarter, commencing as of the quarter ending December 31, 2011, 50% of net proceeds received by Company in the preceding quarter from bona-fide issuances of new equity or bridge financing which constitutes “subordinated debt”.

The line of credit agreement also contains numerous negative comments restricting certain actions by the Company without the bank’s consent, such as are typically included in similar loan agreements, including restrictions on the payment of dividends, restrictions on incurring additional debt, prohibitions restricting major corporation transactions, including a sale of the business, and a requirement that the Company retain certain key employees.

At September 30, 2011, the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

During the nine months ended September 30, 2011, the Company issued 391,000 shares of its common stock from the exercise of warrants associated with Senior Notes for proceeds of $19,000.    As of September 30, 2011, all warrants associated with the Senior Notes have been exercised.

The Company had 211,000 and 182,000 vested restricted stock awards for which shares of common stock have not been issued as of September 30, 2011 and December 31, 2010, respectively.

During the three months ended September 30, 2010, a transaction occurred with a Cimetrix customer that is also a Cimetrix shareholder.  This customer purchased a one-time $1 million software development kit license for the Company’s new CIMControlFramework product.  Terms of the transaction included a cash payment of $500,000 and the remaining $500,000 non-cash payment consisted of the return and cancellation of 2,698,327 shares of the common stock valued at a price of $0.1853 per share.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2011 and 2010, the Company had the following revenues from two customers who are also shareholders of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
New software licenses	$68,000	$1,004,000	$293,000	$1,123,000
Software license updates and product support	21,000	37,000	74,000	60,000
Total software revenues	89,000	1,041,000	367,000	1,183,000
Professional services	-	5,000	-	8,000
Total software revenues	$89,000	$1,046,000	$367,000	$1,191,000

The Company had accounts receivable from these two related customers totaling $38,000 and $45,000 at September 30, 2011 and December 31, 2010, respectively.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

               Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) revised accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables under contractual arrangements in which a vendor will perform multiple revenue-generating activities.  The guidance addresses how total consideration should be allocated to the separate units of accounting, when applicable.  The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  The adoption of this new guidance did not result in any new units of accounting. In accordance with the guidance, consideration for multi revenue-generating activities are allocated to the units of accounting using the relative selling price method proportionally to each deliverable based on the vendor specific objective evidence of fair value of each specific deliverable.  Adoption of this guidance did not have a significant impact on the timing or amount of revenue recognized by the Company for multiple-deliverable arrangements.

In September 2011, the FASB issued new  guidance, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. The guidance will be effective beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In September 2011, the FASB issued new guidance on the annual testing of goodwill for impairment. The guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company for the year ending December 31, 2012, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on it consolidated financial statements.

NOTE 9 – SUBSEQUENT EVENTS

                Management has evaluated events through the date the financial statements were filed with the Securities and Exchanges Commission and concluded there were no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 and the Company’s financial position at September 30, 2011. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits (SDK’s), the ongoing runtime licenses for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries, which includes the growing solar photovoltaic and light emitting diode (“LED”) markets.

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

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
New software licenses	$922,000	52%	$2,131,000	82%	$3,853,000	63%	$3,989,000	77%
Software license updates and product support	249,000	14%	241,000	9%	686,000	12%	620,000	12%

Total software revenues	1,171,000	66%	2,372,000	91%	4,539,000	75%	4,609,000	89%

Professional services	598,000	34%	238,000	9%	1,552,000	25%	585,000	11%

Total revenues	$1,769,000	100%	$2,610,000	100%	$6,091,000	100%	$5,194,000	100%

Total revenues decreased by $841,000, or 32%, to $1,769,000 for the three months ended September 30, 2011, from $2,610,000 for the three months ended September 30, 2010. Excluding a one-time SDK license order for $1 million in the period ended September 30, 2010, total revenues increased to $1,769,000 from $1,610,000.  For the nine months ended September 30, 2011, total revenues increased $897,000 or 17% to $6,091,000 from $5,194,000 for the nine months ended September 30, 2010. The increase in revenues for the nine months ended September 30, 2011 was primarily attributable to the increase in services which increased $967,000 over the same period in 2010.

New software license revenues include the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. The primary markets served by Cimetrix customers are the semiconductor, PV, LED, and other electronics markets, all of which were experiencing growth during the first part of 2011. However, the semiconductor industry has recently experienced another slowdown which began at the end of the second quarter and accelerated during the third quarter.

Total software revenues decreased to $1,171,000 for the three months ended September 30, 2011, as compared to $2,372,000 for the three months ended September 30, 2010, or $1,372,000 excluding the one-time SDK license order for $1 million that occurred in the prior year quarter. For the nine months ended September 30, 2011, software revenues decreased to $4,539,000 as compared to $4,609,000 for the nine months ended September 30, 2010.  The decrease in software revenues is attributable to two events:

                (1) The semiconductor industry has recently experienced a dramatic slowdown during the third quarter of 2011 which is expected to continue at least through the end of 2011; (2) In August 2010, the Company received a one-time $1 million software development kit license fee after winning a new customer for its CIMControlFramework software product for advanced equipment control, which was an unusually large SDK licensing fee.   The combination of these two events resulted in decreased software revenues year over year.

Revenue associated with software license updates and product support increased 3% for the three months ended September 30, 2011 as compared to the prior year period. For the nine months ended September 30, 2011, revenues associated with software license updates and product support increased 11% over the nine months ended September 30, 2010.  The increase in revenues from software license updates and product support was a result of new customers added since September 30, 2010.

Professional services revenues increased 165% year-over-year for the nine months ended September 30, 2011. While Cimetrix is a software products company, professional services is a key factor in our growth strategy to assist customers in using Cimetrix products. For many customers, they will only purchase Cimetrix products if Cimetrix is also able to provide professional services. One of the effects of the 2008/2009 severe downturn is that many customers have significantly reduced internal software staff, which has increased the need for Cimetrix to assist those customers.

Results of Operations

        The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Consolidated Condensed Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Operating costs and expense:
Cost of revenues	49	14	44	19
Sales and marketing	15	13	13	14
Research and development	19	8	17	9
General and administrative	16	16	16	20
Depreciation and amortization	1	0	1	0

Total operating costs and expenses	100	51	91	62

Income from operations	0	49	9	38
Other expense, net	0	(1)	0	(1)
Net income	0%	48%	9%	37%

                The Company’s operating results for the first half of 2011 reflect the effects of the short-term recovery in the economy as well as changes made to our business model to be more efficient and concentrate on our core strengths of developing leading software products. As stated earlier, a recent pull-back in the semiconductor industry negatively impacted our third quarter 2011 software license revenues.

                The Company reported net income of $3,000 for the three months ended September 30, 2011, compared to $1,251,000 for the three months ended September 30, 2010. The three months ended September 30, 2010 included a one-time $1 million fee associated with the sale of a CIMControlFramework SDK. The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended September 30, 2011 and 2010, stock-based compensation expense was $18,000 and $13,000, respectively, and depreciation and amortization expense was $13,000 and $7,000, respectively. The Company reported net income of $518,000 for the nine months ended September 30, 2011 as compared to the net income of $1,890,000 for the nine months ended September 30, 2010. For the nine-month periods ended September 30, 2011 and 2010, the Company did not have any bad debt expense.  For the nine-month periods ended September 30, 2011 and September 30, 2010, stock-based compensation expense was $45,000 and $54,000 respectively and depreciation and amortization expense was $36,000 and $20,000, respectively.

                The Company generated net cash in operating activities totaling $93,000 for the nine months ended September 30, 2011, compared to net cash generated from operating activities of $1,537,000 for the nine months ended September 30, 2010.  The net difference between 2011 and 2010 is attributable mostly to the one-time $1 million fee associated with the sale of a CIMControlFramework SDK in August 2010, increased accounts receivable at September 30, 2011 compared to the same period in 2010 and increased costs associated with the delivery of services as discussed below under Cost of Revenues.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the three months ended September 30, 2011 was 49%, compared to 14% for the three months ended September 30, 2010. Cost of revenues as a percentage of total revenues for the nine months ended September 30, 2011 and 2010 was 44% and 19%, respectively.  This increase was a combination of investment in our current products, payroll costs related to increased staff and the use of service partners to augment our engineering team to deliver professional services.  Cost of revenues is higher for professional services compared to software sales and the cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

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

Sales and Marketing

Sales and marketing expenses decreased $70,000, or 21%, to $257,000 during the three months ended September 30, 2011, from $327,000 during the three months ended September 30, 2010. The decrease was primarily attributable to the commissions and selling costs associated with the one-time $1million SDK sale during the three months ended September 30, 2010.  During the nine months ended September 30, 2011, sales and marketing expenses increased $75,000 or 10% to $809,000 from $734,000 for the nine months ended September 30, 2010. The increase was primarily a result of increased sales and marketing activities for the Company’s products and commissions on higher revenues. Although sales and marketing expenses increased over 2010, the percentage of revenue for sales and marketing expenses decreased from 14% of total revenues for the nine months ended September 30, 2010 to 13% of total revenues for the nine months ended September 30, 2011 due to increased revenues.   Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $115,000, or 53%, to $331,000 during the three months ended September 30, 2011, from $216,000 during the three months ended September 30, 2010. During the nine months ended September 30, 2011, research and development expenses increased $592,000 or 129% to $1,051,000 from $459,000 for the nine months ended September 30, 2010. The increase is primarily due to a resurgence of investment in our current products as well as our new CIMControlFramework™ software product. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $125,000 or 30%, to $288,000 in the three months ended September 30, 2011, from $413,000 in the three months ended September 30, 2010. During the nine months ended September 30, 2011, general and administrative expenses decreased $48,000 or 5% to $990,000 from $1,038,000 for the nine months ended September 30, 2010. The percentage of revenue for general and administrative expenses decreased from 20% of total revenues for the nine months ended September 30, 2010 to 16% of total revenues for the nine months ended September 30, 2011 due to increased revenues and overall cost reductions in a variety of administrative type expenses. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $6,000 or 86% to $13,000 in the three months ended September 30, 2011, from $7,000 in the three months ended September 30, 2010. During the nine months ended September 30, 2011, depreciation and amortization increased $16,000 or 80%, to $36,000 from $20,000 in the nine months ended September 30, 2010.  The increase is attributable to the Company’s investment in equipment upgrades and new financial software.

Other Income (Expense)

Interest expense for the three months ended September 30, 2011 decreased by $17,000, to $6,000, from $23,000 for the three months ended September 30, 2010. During the nine months ended September 30, 2011, interest expense decreased $40,000 or 52%, to $37,000 from $77,000 in the nine months ended September 30, 2010. The decrease in interest expense for the three and nine month periods ended September 30, 2011, compared to the same periods in 2010 was due, primarily, to the termination of the Company’s bank loan with Silicon Valley Bank in July 2010 and the early pay off of Senior Notes in August 2011.

Interest income for the three months ended September 30, 2011 was $1,000 compared to $0 for the same period in 2010.  During the nine months ended September 30, 2011, interest income was $3,000 compared to $0 for the same period in 2010. The increase in interest income is a result of higher cash balances, year over year.

Liquidity and Capital Resources

At September 30, 2011, the Company had current assets of $1,819,000, including cash and cash equivalents of $843,000, and current liabilities of $887,000, resulting in a working capital of $932,000.

Excluding deferred revenue of $232,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company assets, the Company’s current assets exceeded current liabilities by $1,164,000 at September 30, 2011.

Related Party and Senior Notes – At June 30, 2011, the Company had a total of $697,000 in outstanding Senior Notes, of which $321,000 were held by related parties. The Senior Notes were unsecured, with interest at 10%, payable semiannually and had a maturity date of September 30, 2012. On August 1, 2011, the Company repaid the Senior Notes in full, more than one year ahead of maturity date.  This prepayment will save the Company approximately $70,000 in interest expense over the next fourteen months.

During the nine months ended September 30, 2011, the Company issued 391,000 shares of its common stock from the exercise of warrants associated with Senior Notes for proceeds of $19,000.  As of September 30, 2011, all warrants associated with the Senior Notes have been exercised.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011.   Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million.  The line of credit bears interest at the prime rate plus 1.75%, payable monthly and matures September 26, 2012.  The line of credit is collateralized by substantially all operating assets of the Company.  Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit.  As of September 30, 2011, the Company had no borrowings against the line of credit.

Under the line of credit agreement, the Company is required to comply with the following financial covenants:

•	Maintain a ratio of quick assets to current liabilities minus deferred revenue of at least: 1.50 to 1.00
•
Maintain a tangible net worth equal to or greater than the sum of (i) $500,000, plus (ii) for each successive quarter, commencing as of the quarter ending December 31, 2011, 50% of net proceeds received by Company in the preceding quarter from bona-fide issuances of new equity or bridge financing which constitutes “subordinated debt”.

The line of credit agreement also contains numerous negative comments restricting certain actions by the Company without the bank’s consent, such as are typically included in similar loan agreements, including restrictions on the payment of dividends, restrictions on incurring additional debt, prohibitions restricting major corporation transactions, including a sale of the business, and a requirement that the Company retain certain key employees.

At September 30, 2011, the Company was in compliance with all covenants.

Results of Operations and Cash Flows – The Company has posted nine consecutive quarters of positive net income beginning in mid-2009.  As of September 30, 2011, the Company had total stockholders’ equity of $1,142,000. During the nine months ended September 30, 2011, the Company reported net income of $518,000 compared to $1,890,000 for the same period in 2010.  The Company generated net cash in operating activities of $93,000 for the nine months ended September 30, 2011 as compared to net cash generated in operating activities of $1,537,000 for the same period in 2010. The net difference between 2011 and 2010 is attributable mostly to the one-time $1 million fee associated with the sale of a CIMControlFramework SDK in August 2010, as well as increased accounts receivable and increased costs associated with the delivery of professional services as of September 30, 2011 compared to the same period in 2010.

                Net cash used in investing activities during the nine months ended September 30, 2011, was $56,000 and consisted of software and hardware upgrades.  Net cash used in investing activities during the nine months ended September 30, 2010, was $36,000 and consisted of hardware upgrades.

Net cash used in financing activities for the nine months ended September 30, 2011 was $753,000, comprised of $19,000 in proceeds from the issuance of common stock related to the exercise of Senior Note warrants, payments of debt to related parties of $396,000 and payments of debt of $376,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $2,667,000 during the nine months ended September 30, 2011, representing 44% of the Company’s total revenues, compared to $3,013,000 or 58%, of total revenues during the same period in 2010. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first nine months of 2011 increased 17% compared to the first nine months of 2010, reflecting increased purchases of Cimetrix professional services as our customers looked to Cimetrix for solutions to get their tools to market quicker netted with decreased purchases of software licenses and SDK’s as a result of the recent semiconductor industry pull-back.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. In 2008, the Company announced its new CIMControlFramework software for equipment tool control, which enables the Company to provide equipment makers with a complete software solution that reduces their time-to-market for new tool developments. As equipment makers reduce their costs and internal resources, Cimetrix believes the market for CIMControlFramework will grow as equipment makers begin to invest in new machine development programs.

Ultimately, the Company’s business is driven by the global demand for electronic devices photovoltaic solar panels and high brightness LED’s by consumers and businesses. Even though the first half of 2011 showed encouraging signs of economic recovery, there has been a pull-back in the Company’s market and any negative changes in the global economic conditions could further adversely affect Cimetrix’s business and the results of operations. In the current environment, the Company’s ability to accurately predict future operating results associated with our customer shipments of machines is particularly low.

The Company recognizes the impact an industry-wide slowdown has on profitability and has taken steps to align costs with revenues to seek profitability and positive cash flow during the down-cycle.    The strategy to use service partners to augment professional staff enables the Company to quickly reduce costs related to those service partners when there is a sudden change in revenue due to negative market conditions.  The Company also paid off all debts and has secured a $1million line of credit in the event operating cash is needed in the short-term.  While there is no assurance the Company will maintain profitability, the Company believes it can maintain profitability during this down-cycle.

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

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are emerging and specialized. There can be no assurance that the markets for industrial motion control, connectivity, and tool control that are served by the Company will continue to grow, or that the Company’s existing and new products will continue to satisfy the requirements of those markets and maintain a successful level of customer acceptance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                During the nine months ended September 30, 2011, in connection with the exercise of previously outstanding Senior Note warrants, the Company issued 391,000 shares of its restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or aggregate proceeds of $19,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated November 10, 2011*
______________________________________

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: November 14, 2011

By:	/s/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)