Form 10-K
period 2011-12-31
CIMETRIX INC
filed 2012-03-30
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of March 15, 2012, the registrant had 45,234,256 shares of its common stock, par value $.0001, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $10,051,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not intended to be determinative nor conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 2, 2012, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED
FORM 10-K

For the Year Ended December 31, 2011

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

PART I

ITEM 1.  BUSINESS

Business Overview

Cimetrix is a software engineering company that designs, develops, markets and supports factory connectivity and equipment control products for today’s smart, connected factories. The Company’s primary customers are original equipment manufacturers (OEMs) that supply precision electronics manufacturing equipment for semiconductor wafer fabrication, solar/photovoltaic (PV), high-brightness light-emitting diode (HB-LED) and other electronics manufacturing.

 Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits (SDK’s), the ongoing runtime licenses for each machine shipped with Cimetrix software, and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions, typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries, which includes the PV and HB-LED markets.

The recent attention and investments across the globe in “green” technologies have presented opportunities for the Company. We have been working with both the PV and HB-LED industries to assist them in adopting factory connectivity technology and standards similar to that used in semiconductor manufacturing and we continue to evaluate other green energy related opportunities to expand our markets.

The Company’s factory connectivity products are directly tied to industry standards in the served industries. SEMI® (Semiconductor Equipment and Materials International) is a global industry association serving the electronics manufacturing community that manages the development of technical standards aimed at improving production and quality. The Company is actively involved in supporting the development of industry standards with SEMI, and we maintain leadership roles on the SEMI semiconductor, PV and HB-LED Standards Task Forces.

Additional information about Cimetrix is available on our web site at www.cimetrix.com. Links to the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q are available free of charge on the web site. Information contained on the Company’s web site is not a part of, and is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Key Markets

The semiconductor, PV, and HB-LED markets demand data-intensive manufacturing equipment that can communicate with host computers throughout the manufacturing process. These highly competitive industries have a critical need for data about the equipment and manufacturing processes to improve productivity and manufacturing effectiveness.

Semiconductor, PV, and HB-LED are long-term growth industries that are fiercely competitive and dynamic. Rapid technology changes require equipment that is flexible and can be quickly adapted to new requirements. The Company is uniquely positioned to meet these challenges with advanced equipment control and factory connectivity software that is based on open standards and uses the latest in design processes to provide its customers with the necessary flexibility and customization required to meet industry demands.

The Company’s overall strategy is to focus our product development, marketing, and sales on these industries to increase the number of pieces of equipment shipped using Cimetrix products, as well as increase the content of Cimetrix products on each piece of equipment. The Company also continues to explore opportunities for growth in other industries. With this dual approach, we expect to increase our momentum and revenue growth.

For financial reporting, the Company considers the semiconductor, PV, HB-LED, and electronics industries as one business segment.

Semiconductor Industry

The semiconductor industry includes the manufacturing, packaging, and testing of computer chips. It is a cyclical industry that expands to support major demand, but also contracts during economic downturns. During those periods, such as the severe downturn of 2008-2009, chip makers typically neither expand their wafer fabrication plants nor update them, resulting in significant declines in the purchase of semiconductor capital equipment, which adversely affects our business.

Based upon data from SEMI, the total worldwide revenue for the semiconductor equipment industry fell from $42.8 billion in 2007 to $16 billion in 2009, and then recovered to $39.2 billion in 2011. Industry analysts in January 2012 projected revenue for semiconductor equipment to be down in 2012 overall, but with an increase in the second half of the year. The consensus of the top industry analysts at SEMI, Gartner, and IC Insights is for long-term growth through 2016.

In 2000, the semiconductor industry began the migration from building 8-inch (200 mm) wafers to building 12-inch (300 mm) wafers, and the majority of capital spending transitioned to 300mm equipment. The Company’s CIMConnect™, CIM300™, CIMPortal™, and CIMControlFramework™ product lines are directly applicable to makers of 300mm semiconductor equipment. Cimetrix customers have now shipped fully automated equipment to virtually all of the major 300mm manufacturing facilities throughout the world. Today we are seeing increasing adoption of the SEMI EDA/Interface A standard as semiconductor device manufacturers seek to improve and facilitate communication between their data gathering software applications and the factory equipment.

The industry is now considering moving to larger 450mm wafers. As semiconductor companies consider this major transition, they expect to maintain the current factory connectivity solutions Cimetrix already offers, but the equipment manufacturers will need to re-think their equipment control solutions, which could provide additional opportunities for the Company’s products.

PV & LED Industries

The photovoltaic (PV) market, which manufactures solar cells to produce electricity, utilizes standards and processes similar to the semiconductor industry and continues to attract substantial investment. Cimetrix has been active in the PV market and the development of connectivity standards, and achieved its first successful deployments of its products and services in the PV market during 2008. Since that time, Cimetrix has been steadily growing its customer base in this market. In June 2009, the PV manufacturing community approved industry-wide equipment communications standards to improve efficiencies, and that standard is based upon the SECS/GEM connectivity standard used in the semiconductor industry. Cimetrix CIMConnect software enables customers to comply with the SEMI-sponsored PV2 (Photovoltaic Equipment Communication Interface) specification.

The high-brightness LED (HB-LED) market is another emerging market with high correlation to semiconductor manufacturing that the Company believes may represent further growth opportunities.

The Company has benefited significantly since 2007 with this market diversification, but reports from industry analysts in January 2012 project significant decline in these industries throughout 2012, with modest growth in 2013. Both industries are poised for long-term growth opportunities for the software products we have developed for the semiconductor industry.

Electronics Industry

In addition to the semiconductor, PV and HB-LED industries, the Company serves customers in a wide variety of electronics industries, including surface mount technology, small parts assembly, disk drive, and specialized robotics. All of these industries have some usage of SEMI connectivity standards, with varying adoption levels from factory to factory. This varying level of adoption of SEMI standards is in contrast to semiconductor 300mm manufacturing which now requires usage of a large number of the SEMI standards. Increasing adoption rates of the SEMI standards in these electronics industries will increase the market for Cimetrix factory connectivity products. In addition, the electronics industries also offer growth opportunities for Cimetrix equipment control products.

Notable Achievements of 2011

As we look back on 2011 with this historical perspective, we feel proud of our key accomplishments:

•
Continued expansion into adjacent markets. The Cimetrix strategy to diversify into new, high growth technology industries started in 2007 continued to expand our markets and customer base. This expansion increased the number of pieces of manufacturing equipment that was shipped with our products installed.

o	As shown in Figure 1 on the next page, the PV and LED business represented 17% of the Cimetrix software license revenue associated with machines shipments in 2011 compared to less than 2% in 2007.

Figure 1

o
The Cimetrix software license revenue associated with machine shipments into 300mm semiconductor factories was still the largest market for Cimetrix products.  However, our diversification has increased as 300 mm related revenue represented approximately 42% of runtime license fees in 2011, compared to over 60% in 2007.

•
Strong Financial Performance. Coming out of the severe 2008/2009 downturn, we have now posted two consecutive years of profitability. During 2011, we benefited from strong machine shipments in the first half of the year, but when machine shipments declined over 40% sequentially from the second to the third quarter; we executed our business model and quickly reduced variable costs, which enabled us to remain profitable on a quarterly basis. As part of this streamlining process, we paid off our long-term debt in September to reduce interest costs and strengthen the Company’s balance sheet.

•
Strengthening our Balance Sheet. As part of our business strategy to position ourselves to better deal with the cycles inherent in the industries we serve, we paid off our long-term debt in September 2011 to reduce interest costs and strengthen the Company’s balance sheet. As of December 31, 2011, we had no long-term debt.

•
Growing adoption of SEMI EDA/Interface A standard. We have worked closely with two major semiconductor wafer fabrication plants currently installing equipment using the SEMI EDA/Interface A standard. This effort is in the beginning of the EDA adoption cycle and we expect revenues of EDA/Interface A products to continue to increase. To support this effort, the Company invested in and will soon issue a major update of our CIMPortal product used by semiconductor equipment suppliers to implement the EDA interface.

•
Growth in Cimetrix equipment control solutions. We have won new customer design wins for the Cimetrix CIMControlFramework product in North America, Korea, Japan, and Germany. Among those new design wins is one that is expected to grow to become one of our top customers. In addition, the Company completed another major release of its CIMControlFramework equipment control software product.

•
Continued drive for increased business in Japan. The Company added a new distributor, Meidensha, in the Japan market to support increased demand for both Cimetrix factory connectivity and equipment control software. The addition of this new distributor will further expand the customer base for Cimetrix EDA/Interface A software as the SEMI standard adoption increases.

•
Cimetrix Professional Services positioned to support our customer base. With the general business growth, combined with the increase in adoption of the CIMControlFramework product for equipment control, we have further augmented our Professional Services team. We have invested in hiring and training experienced personnel to support our customer’s usage of Cimetrix product lines worldwide.

•
Systema partnership and PV Workshop at InterSolar in Europe. SYSTEMA GmbH and Cimetrix held a joint workshop that focused on how equipment developers and solar cell manufacturers can establish host network interfaces using the SEMI PV2 connectivity standard. This interface, based upon the SEMI SECS/GEM standard, enables the photovoltaic industry to adopt sophisticated quality assurance, traceability, and advanced process control strategies, supporting the industry’s focus on reducing the cost per kilowatt of power.

•
Major product release for CIM300™. Cimetrix invested in an update of the CIM300 software toolkit, used to implement the GEM 300 standards. The software now includes the E148 time synchronization and E157 module process tracking functionality. These new features allow Cimetrix to support the requirements of semiconductor foundries, along with the latest SEMI standards revisions for GEM 300.

Cimetrix Product Line

Equipment Control

CIMControlFramework is an equipment control software framework based on the latest Microsoft .NET technology. It allows OEMs to meet the supervisory control, material handling, platform and process control, and factory automation requirements of the fabrication facilities or fabs. Developers can leverage framework components through configuration and extension, or customize when unique requirements exist. CIMControlFramework, unlike one-off solutions, is supported and maintained with upgrades, improvements, and performance enhancements. With a data-driven architecture at the core of the framework, data generated at any point on the equipment can be quickly and easily accessed by any other module or external application. CIMControlFramework is one of the Cimetrix flagship products, and benefited from our significant development investment in 2011. The CIMControlFramework 3.4 release provides an updated configuration editor, new capability to monitor events and status, improvements to the operator interface, refinements in the User Management and Recipe Management screens, and added training labs to get customers up and running faster.

Factory Connectivity

CIMConnect is designed for general purpose equipment connectivity and enables production equipment in the semiconductor and electronics industries to communicate data to the factory’s host computer through the SEMI defined SECS (SEMI Equipment Communication Standard), GEM (Generic Equipment  Model), and PV2 (new photovoltaic equipment communication standard based on SECS/GEM) standards. CIMConnect can also support other emerging communications standards for maximum flexibility. In addition, it supports multiple-host interfaces simultaneously, which allows customers to support legacy, custom, and GEM interfaces. CIMConnect is used in semiconductor wafer fabrication, semiconductor back-end (test, assembly, and packaging), flat panel display, surface mount technology, HB-LED, PV, and disk drive industries.

TESTConnect™ is a SECS/GEM host emulator used to test equipment to ensure compliance with the SECS standards. TESTConnect simplifies the process of testing SECS implementations through the use of an intuitive, graphical user interface and menu-driven property screens that allow customers to construct message sets and test them without any programming.

SECSConnect™ is a software product used by equipment suppliers for sending/receiving SECS messages, and fabs for developing host-side software applications gathering data using the SECS standard.

The CIM300 software development kit is used by manufacturers of the 300mm semiconductor equipment that allows for quick implementation of the required 300mm SEMI standards, including E39, E40, E87, E90, E94, E116, E148, and E157. These SEMI standards allow for the full automation required in manufacturing 300 mm wafers.

CIMPortal is a software design kit for manufacturers of semiconductor equipment that allows for quick implementation of the Interface A, also known as EDA (Equipment Data Acquisition) SEMI standards, including E120, E125, E132, E134, E138, and E147. The CIMPortal software includes products for equipment makers, fabs, and third-party application software providers. Interface A specifies a new port on equipment that provides detailed structured data that can be used for advanced process control, e-diagnostics, and other equipment engineering services applications. These software applications will become critical to the fabs as shorter ramp times are required. CIMPortal is a SEMI standards-compliant Interface A data collection and routing product with high-speed distributable data collection modules, equipment modeling tools, and a rich set of rules-based security and optimization features.

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

Competition

The Company’s main product lines face competition from other companies, technologies, and products. These competitive threats are summarized below:

Cimetrix’s main competitor is PEER Group, Inc. a private company based in Ontario, Canada.  PEER Group was primarily a systems integrator before some acquisitions in 2009. PEER Group now competes directly with Cimetrix’s equipment control, connectivity products and professional services. Cimetrix competes effectively against PEER Group with superior software technology, market focus and customer support.

Large equipment suppliers that choose to create their own connectivity software solutions and do not purchase third-party products are indirect competitors. For example, Applied Materials is the largest semiconductor capital equipment manufacturer and typically develops all of its equipment control and connectivity software internally. There are also a number of integration companies that offer products and/or services that meet the equipment control and factory connectivity needs of OEMs. Companies that compete with Cimetrix in certain products and/or markets include Rudolph Technologies, AIS Automation (a Roth & Rau company), NeST, Altastream, Kornic and other smaller regional players.

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

Software Engineering

Software engineering operations are conducted under the direction of the Company’s Vice President of Software Engineering, Paul A. Johnson. Software engineering is responsible for management of all software engineering activities, including the Cimetrix software engineering process, research and development, product development, software quality assurance and professional services.

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

The Company’s software products are generally provided to customers for use pursuant to license agreements that limit the customers’ use of those products. The Company relies in part on electronic license agreements that are not physically signed by the customers, and the enforceability of such agreements has not been conclusively determined in all jurisdictions. In addition, semiconductor-related industries have experienced a significant amount of intellectual property litigation. Litigation may become necessary to enforce the Company’s intellectual property rights, and the Company’s intellectual property rights may be challenged or invalidated, which would negatively affect the Company’s competitiveness. Litigation may also be necessary to defend the Company against claims of intellectual property infringement, and adverse results in any such litigation could limit the Company’s ability to develop and distribute its products.  Moreover, intellectual property litigation can be expensive and require the time and attention of Company management and other personnel.  Any of these circumstances could negatively affect the Company’s business, results, and financial condition.

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

Major Customers and Foreign Sales

During 2011, two customers accounted for 23% (11% and 12%, respectively) of the Company’s total revenues. During 2010, one customer accounted for approximately 18% of the Company’s total revenues. These customers are not affiliated with the Company.

The following table summarizes domestic and export sales as a percent of total sales for the years ended December 31, 2011 and 2010:

Years Ended December 31,	2011	2010
Domestic sales	58%	44%
Export Sales	42%	56%

In 2011, a majority of the Company's export sales were payable in United States dollars so the Company’s exposure to currency fluctuations with respect to its accounts receivables was minimal.

In 2011, sales to customers in Germany accounted for 14% of total sales. In 2010, sales to customers in Germany and Japan accounted for 15% and 19%, respectively, of total sales.

Personnel

As of December 31, 2011, the Company had 33 direct employees and 5 contractors under contract.  None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and Cimetrix considers its relations with its employees to be favorable.

Executive Officers of the Registrant

Officer Name	Position	Age
Robert H. Reback	CEO and President	52
Jodi M. Juretich	CFO, Secretary and Treasurer	49
David P. Faulkner	Executive Vice President	56
Paul A. Johnson	Vice President of Software Engineering	56

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

Jodi M. Juretich joined Cimetrix in May 2007 and was promoted to Chief Financial Officer in November 2008. Ms. Juretich has a strong background of over 10 years in executive accounting management for private high-growth companies as well as 10 years of public accounting experience. Prior to joining Cimetrix, Ms. Juretich was vice president of finance for two venture funded private companies and general manager for a subsidiary of Monster.com. She has played key roles in raising venture capital in start-up organizations and led Cimetrix in implementing and managing the new Sarbanes-Oxley compliance requirements. She currently sits on the Executive Board of Directors for the Utah Foster Care Foundation. Ms. Juretich holds a Bachelor of Science degree in Business Management from Westminster College.

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

                Paul A. Johnson joined Cimetrix in July 2010.  Mr. Johnson has 25 years of experience in software development in a variety of industries, including finance, telecommunications, and semiconductor. Mr. Johnson has an extensive development and management background working in .NET/C#, Agile development methodologies as well as object-oriented design and implementation techniques. Throughout his career, Mr. Johnson has led many software product engineering organizations, both large and small, serving in roles such as primary developer, team lead, principal architect, and executive manager. Mr. Johnson specializes in the application of mature software development technologies and processes as well as incorporating new techniques where they prove successful. Mr. Johnson has a Bachelor of Science degree in Physics from the United States Military Academy, an Master of Science in Aerospace Engineering from the Georgia Institute of Technology, and an Master of Science in Molecular and Cell Biology from University of Texas, Dallas.

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

The Company has a past history of operating losses.

Cimetrix has an accumulated operating deficit of $32,371,000 at December 31, 2011. The Company’s future liquidity is dependent on sustaining positive cash flows from operations and, to the extent necessary, obtaining additional external financing through the issuance of debt or equity securities or drawing on the current line of credit. See “Liquidity and Capital Resources”.  If the Company is unable to sustain the cash flow necessary to support future operations  and meet its research and development needs, its future operations would be materially adversely affected.

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

The Company has been able to successfully win new customers in the PV industry that contributed to growth in 2010 and 2011. The PV market has experienced strong growth over the past several years, but the future is uncertain. Many regions of the world initiated government subsidies for solar electricity, which are at risk of being reduced or eliminated. The PV industry is still often dependent on such subsidies to remain competitive with other energy sources and would most likely be negatively impacted in the event of substantial decreases in government support.

The Company is reliant on software license revenue associated with OEM shipments.

During the past two years, the Company has obtained over 50% of its revenue from software license revenue associated with the shipment of equipment by its customers. The 2010 global economic environment increased the demand for electronic devices by consumers and businesses, resulting in dramatic increases in year-over-year spending on capital equipment which continued into the first half of 2011. This trend reversed in the second half of 2011 and the semiconductor capital equipment market is projected to decrease in 2012. Our ability to accurately predict future economic conditions beyond the next three months is particularly low due to the wide variability of macro-economic forces including the global economy, changes in technology, government regulations impacting our target industries, and inventory levels of electronics products.

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

Management believes that most, if not all, of the Company's major competitors currently have greater financial resources and market presence than Cimetrix. Accordingly, these competitors may be able to compete very effectively on pricing and to develop technology to increase the effectiveness and flexibility of their products. Further, each of these competitors has already established a share of the market for their products and may find it easier to limit market penetration by Cimetrix. While management is unaware of any current initiatives, any of these competitors could be developing additional technology that will directly compete with the Company's product offerings. By focusing on the semiconductor and electronics markets, management believes the Company can earn a leadership position in the face of other competitors.

The Company may experience delays or technical difficulties in the introduction of new products.

Cimetrix may experience delays or technical difficulties in the introduction of new products, and this may be costly and adversely affect customer relationships. The Company’s success depends in part on continuing to gain “design in” wins for Cimetrix software products, which includes new product ideas. The Company’s products are complex and the Company may experience delays and technical difficulties in the introduction of new software products or product enhancements or difficulties when products are put in high volume production lines. The Company’s inability to overcome such difficulties, to meet the technical specifications of any new products or enhancements, or to ship the products or enhancements in a timely manner could materially adversely affect the Company’s business and results of operations as well as customer relationships. The Company may, from time to time, incur unanticipated costs to ensure the functionality and reliability of products and solutions early in their life cycles and such costs could be substantial. If the Company experiences reliability or quality problems with its new products or enhancements, it could face a number of difficulties, including reduced orders, higher customer service costs, and delays in collection of accounts receivable, all of which could materially adversely affect the Company’s business and results of operations.

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

Cimetrix sells its products principally to equipment suppliers, or OEMs, which have relationships with the end users. The quantity of each customer’s business with the Company depends substantially on that customer’s relationships with end users, market acceptance of the customer’s products that utilize the Company's software products, and the development cycle of the customer’s products. The Company could be materially affected adversely by either a downturn in its customer’s sales or their failure to meet the expectations of their end-user customers. The Company will likely, from time to time, have individual customers that account for a significant portion of its business and any adverse developments in such customers’ business would adversely affect the Company. It is unclear how the recent economic downturn has affected many of the Company’s OEM customers on a long-term basis.

The Company’s markets are affected by industry consolidation

We have seen companies acquire other companies in the industry, such as Applied Materials purchasing Varian Semiconductor and Lam Research acquiring Novellus. This process of industry consolidation can impact sales strategies and affect our momentum toward winning new customer designs, whether our sales focus is the acquirer or the company being purchased.

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

Publicly-held companies have been subject to increasing regulatory and disclosure requirements during the past few years. Meeting these requirements is time consuming and may require the Company to hire additional personnel and obtain additional legal, accounting, and advisory services, all of which may cause the Company’s general and administrative costs to increase. Compliance with existing and future regulatory requirements may adversely affect the operating results of the Company.

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

ITEM 2. PROPERTIES

The Company’s principal offices are located in a leased facility at 6979 South High Tech Drive, Salt Lake City Utah. The present facility consists of approximately 17,000 square feet.  The lease expired on November 30, 2011, and the Company continues to pay rent under the month to month provision of the lease.  The Company is currently negotiating terms of a new lease agreement. All operations of the Company are conducted from its headquarters, with satellite offices located in Massachusetts, Texas and Yokohama-shi, Kanagawa, Japan.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

This item does not apply to our business.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTCBB and OTCQB marketplace through OTC Markets Group under the symbol "CMXX". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past two fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

Period (Calendar Year)	Price Range
	Low		High
2010
First quarter	$	. 13	$.06
Second quarter		$.25	$.09
Third quarter		$.23	$.13
Fourth quarter		$.52	$.16

2011
First quarter		$.45	$.22
Second quarter		$.42	$.30
Third quarter		$.40	$.18
Fourth quarter		$.26	$.14

On March 15, 2012, the closing bid quotation for the Company’s common stock on the OTCQB market place was $0.19 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

On March 15, 2012, there were 45,234,256 shares of common stock outstanding held by approximately 643 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

To date, the Company has not paid dividends with respect to its common stock. Management plans to retain future earnings, if any, for working capital and investment in growth and expansion of the business of the Company and does not anticipate paying any dividends on the common stock in the foreseeable future.

Equity Compensation Plan Information

In May 2011, the shareholders approved an amendment to the Company’s 2006 Long-Term Incentive Plan (the “Plan”) to authorize an additional 3,000,000 shares of common stock to make available for awards. In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards and other stock unit, and equity-based performance awards.

The following table summarizes the Company’s equity compensation plan as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Issued as Restricted Stock Grants (1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (2)	2,462,319	$.23	2,692,986	2,131,549

(1)     During the years ended December 31, 2011 and 2010, restricted stock awards for a total of 92,750 and 700,000 shares of the Company’s common stock was granted, with vesting periods ranging from immediately on issuance to 21 months.

(2) A total of 9,250,000 shares of common stock have been reserved for issuance under the Plan. To date, a total of 248,021 options have been exercised under the Plan.

                A total of 9,250,000 shares of common stock have been reserved for issuance under the Plan and all shares are registered under Form S-8 registration statements, filed on August 27, 2004, June 11, 2010, and June 23, 2011.

Recent Sales of Unregistered Securities

In 2011, in connection with the exercise of previously outstanding Senior Note warrants, the Company issued 391,491 shares of its restricted common stock, par value $0.0001 per share, for a price of $0.05 per share, or an aggregate of $20,000.

The sales were made in reliance on the exemptions from the registration requirements provided by Regulation D of the Securities Act of 1933, as amended.  The sales were made to accredited purchasers.  The certificates representing the shares sold will bear a legend indicating that they have been issued in reliance on an exemption from the registration requirements of U.S. Securities laws and cannot be sold or transferred without compliance with such registration requirements or the availability of an exemption from such registration requirements.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2011 and 2010, and the Company’s financial position at December 31, 2011. The information includes discussions of sales, expenses, capital resources, and other significant financial items.

Cimetrix is a software company that designs, develops, markets and supports factory automation and equipment control solutions worldwide. The Company offers software products and professional services tailored to meet the needs of equipment suppliers in the areas of advanced equipment control, general purpose equipment connectivity, and specialized connectivity for 300mm semiconductor wafer fabrication facilities. Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused on the global semiconductor, PV and HB-LED industries. For a detailed discussion of the Company’s products, markets, and other Company information, refer to Item 1, “Business.”

Critical Accounting Policies

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies and judgments, which are discussed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 1 of our notes to consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

                The Company derives revenues from two primary sources, software and professional services. Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support. The Company has “off-the-shelf” software packages in the equipment control and factory connectivity product lines. Equipment control products include items such as CIMControlFramework, CIMControl, and CIMulation. Connectivity products include items such as CIM300, CIMConnect, and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products. Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches, and technical support personnel. Professional service sales are derived from the sale of services to design, develop, and implement custom software applications typically using Cimetrix software products.

Before the Company recognizes revenue, the following criteria must be met:

1)
Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders and signed OEM contracts are two examples of items accepted by the Company to meet this criterion.

2)
Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this requirement. It is the policy of the Company to provide its customers a 30-day right to return. However, because the amount of returns has historically been insignificant, the Company recognizes revenue immediately upon transfer of both title and risk of loss to the customer upon shipment of the product. If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for the possibility of such returns.

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

For sales with a bundled package of new software licenses, software license updates and product support, and professional services, revenue is first allocated to software license updates and product support and professional service obligations at fair market value. The remaining amount is applied to new software license revenue. Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment. Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months. Revenue from professional services is recognized as services are performed. Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers. On occasion, extended payment terms will be offered. If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

Stock-Based Compensation

We measure compensation cost for equity-based awards (i.e. stock options, warrants and restricted stock units) at fair value on date of grant and recognize the fair value of compensation for awards expected to vest over the requisite service period.

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

    We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using historical volatility of market prices for our stock as quoted in its trading market. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $20,000 as of December 31, 2011 and 2010. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

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

In 2011 and 2010, the Company did not have any impairment of its long-lived assets.

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. Income tax expense did not increase significantly as a result of the Company’s net income for the year ended December 31, 2011 because of the net operating loss carry-forwards. At December 31, 2011, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $9,205,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

Cimetrix reported net income of $539,000 for the year ended December 31, 2011, compared to net income of $1,904,000 for the year ended December 31, 2010. The net income for 2011 and 2010 includes non-cash expenses related to stock-based compensation of $68,000 for both years. The net income for 2011 and 2010 also include non-cash expense for depreciation and amortization of $52,000 and $29,000, respectively. The increase from prior years was from investment in property and equipment in 2010 and 2011.

                Net cash provided by operating activities was $142,000 and $1,802,000 for the year ended December 31, 2011 and 2010 respectively. Reduced net income, significant investments in the Company’s software and research and development activities, costs associated with recruiting and training of new employees, and reductions of accounts payable and accrued expense balances at December 31, 2010 accounted for the reduction in cash from operating activities, year over year.

Results of Operations

The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Consolidated Statements of Income for each of the two preceding fiscal years.

	Years Ended December 31,
	2011	2010
Total Revenues	100%	100%

Operating costs and expense:
Cost of revenues	45	22
Sales and marketing	14	16
Research and development	16	12
General and administrative	17	20
Depreciation and amortization	1	-

Total operating costs and expenses	93	70

Income from operations	7	30
Other expense, net	-	(1)
Total other expenses, net	-	(1)

Income before income taxes	7	29
Provision for income taxes	-	-

Net income	7%	29%

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Years Ended December 31,
	2011		2010
New software licenses	$4,673,000	60%	$5,108,000	75%
Software license updates and product support	946,000	12%	855,000	13%
Total software revenues	5,619,000	72%	5,963,000	88%
Professional services	2,199,000	28%	844,000	12%
Total revenues	$7,818,000	100%	$6,807,000	100%

Total revenues for 2011 increased $1,011,000 or 15%, to $7,818,000, from $6,807,000 in 2010. As the above table indicates, the increase in net sales in 2011 as compared to 2010 was attributed primarily to increased revenues for professional services. While Cimetrix is primarily a software products company, professional services is a key factor in our growth strategy to assist customers in using Cimetrix products. The mix of revenue categories is subject to change on a year-to-year basis. The market for semiconductor 300mm capital equipment, our largest single source of revenue for the past several years, experienced a nice year-over-year recovery, but was still below peak 2007 levels. Cimetrix revenues associated with software license updates and product support increased 10% year-over-year as the Company added incremental new customers.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the years ended December 31, 2011 and 2010 was 45% and 22%, respectively. Cost of revenues increased $1,980,000 or 131%, to $3,496,000 for 2011, from $1,516,000 for 2010. This increase was a combination of increased investment in current products, payroll costs related to increased staff, and the use of variable cost service partners to augment our engineering team. Cost of revenues is higher for professional services compared to software sales and the cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $53,000 or 5%, to $1,130,000 in 2011, from $1,077,000 in 2010. The increase was primarily a result of increased sales and marketing activities for the Company’s products and increased commissions from higher revenues. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $415,000 or 49%, to $1,261,000 in 2011, from $846,000 in 2010. The increase is primarily due to our increased investment in research and development activities for our new CIMControlFramework™ software product, new technologies for existing product lines, as well as investigation of new product opportunities. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $47,000, or 4%, to $1,290,000 in 2011, from $1,337,000 in 2010. General and administrative expenses include all direct costs for administrative and accounting personnel and all rents and utilities for maintaining Company offices. The percentage of revenue for general and administrative expenses decreased from 20% of total revenues in 2010 to 17% of total revenues in 2011 due to increased revenues and overall cost reductions in a variety of administrative type expenses. The Company continues to incur general and administrative expenses related to its public company status and Sarbanes-Oxley internal controls compliance activities.

Depreciation and Amortization

Depreciation and amortization expense increased $23,000, or 79%, to $52,000 in 2011 from $29,000 in 2010. In 2010, the Company began investing in software and equipment upgrades, resulting in increased depreciation and amortization expense in 2011. The acquisition cost associated with these upgrades is reflected in the cash flows used in investing activities.

Other Income (Expense)

Cimetrix earned $3,000 and $0 in interest income in 2011 and 2010. The absence of interest income in 2010 was a result of lower cash reserves in the first half of the year combined with near zero interest rates in 2010.

Interest expense decreased $56,000 or 57%, to $42,000 in 2011, compared to $98,000 in 2010. The decrease in interest expense in 2011 compared to 2010 was primarily due to the termination of the Company’s bank loan with Silicon Valley Bank in July 2010 and the pay-off of the Senior Notes in August 2011.

Liquidity and Capital Resources

At December 31, 2011, the Company had current assets of $1,901,000, including cash and cash equivalents of $871,000, and current liabilities of $922,000 resulting in a working capital of $979,000. Current liabilities include deferred revenue of $213,000 at December 31, 2011, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds other than the payment of employee expenses and other costs necessary to provide the support.

Related Party and Senior Notes – At December 31, 2010, the Company had a total of $772,000 in outstanding Senior Notes, of which $396,000 were held by related parties. The Senior Notes were unsecured, with interest at 10%, payable semiannually and had a maturity date of September 30, 2012. In February and August, 2011, the Company repaid the Senior Notes in full, more than one year ahead of the maturity date.

In 2011, the Company issued 391,491 shares of its common stock from the exercise of warrants associated with Senior Notes and received proceeds of $20,000. All warrants associated with the Senior Notes were exercised prior to September 30, 2011.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011.   Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million.  The line of credit bears interest at the prime rate plus 1.75%, payable monthly, and matures September 26, 2012.  The line of credit is collateralized by substantially all operating assets of the Company.  Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit.  As of December 31, 2011, the Company had no borrowings against the line of credit.

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

At December 31, 2011, the Company was in compliance with all covenants.

                Liquidity – In the past, the Company incurred net losses and negative cash flows from operations; however, more recently the Company has reported 10 consecutive quarters of net income since 2009. As of December 31, 2011, the Company had an accumulated deficit of $32,371,000 and total stockholders’ equity of $1,185,000. During the year ended December 31, 2011, the Company reported net income of $539,000 and generated net cash from operating activities of $142,000. Management believes the existing cash, anticipated cash flows from operations and cash available from the line of credit will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to maintain profitable operations and generate positive operating cash flows sufficient to meet operating obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

                Net cash generated by operating activities for the year ended December 31, 2011 was $142,000, compared to net cash generated by operating activities of $1,802,000 for the year ended December 31, 2010. Significant investments in the Company’s software and research and development activities, along with reduction of accounts payable and accrued expense balances at December 31, 2010 accounted for the reduction in cash from operating activities, year over year.

Net cash used in investing activities for the year ended December 31, 2011 and 2010 was $73,000 and $76,000, respectively, and is primarily related to investments in software and equipment upgrades.

Net cash used in financing activities was $757,000 for the year ended December 31, 2011, composed of Senior Note repayments of $777,000 offset by $20,000 in proceeds received from the exercise of warrants related to Senior Notes. Net cash used in financing activities was $306,000 for the year ended December 31, 2010, composed of Senior Note repayments of $50,000 and bank loan repayments of $393,000 which were partially offset by borrowings from the bank loan of $147,000, $15,000 in proceeds received from the exercise of warrants related to the Senior Notes and employee stock options exercised, and payments of other debt of $25,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $3,270,000 during the year ended December 31, 2011, representing 42% of the Company’s total revenues, compared to $3,808,000, or 56%, of total revenues during the year ended December 31, 2010. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States Dollars (USD).

The Company believes its cash resources and projected cash from operations will be sufficient to meet the operating needs of the business for the next twelve months.

Contractual Obligations and Commitments

The Company does not have any future financial obligations as of December 31, 2011.

Recently Issued Accounting Standards

See Note 1 of our notes to consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Factors Affecting Future Results

Total revenues for 2011 increased 15% compared to 2010, reflecting increased purchases of Cimetrix professional services as our customers looked to Cimetrix for solutions to get their equipment to market quicker, offset by decreased purchases of new software licenses as the semiconductor industry, PV and LED industries all contracted in the second half of 2011. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products. During 2010 the Company was able to secure a one-time SDK order from an existing customer for $1 million that contributed to new software license revenue for that year.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. In 2008, the Company introduced its CIMControlFramework product for equipment control, which enables the Company to provide equipment makers with a complete software solution that  reduces their time-to-market for new equipment developments. As equipment makers reduce their costs and internal resources, Cimetrix believes the market for CIMControlFramework will continue to grow as equipment makers invest in new machine development programs.

Ultimately, the Company’s business is driven by the global demand for electronic devices by consumers and businesses. Any changes in the global economic conditions could adversely affect Cimetrix’s business and the results of operations.

The Company continues to pursue customers through its professional services group, which is available to assist customers by providing professional services and completing turnkey solutions. The ability of the Company to provide both products and services to its customer base is becoming a more important factor as customers seek to limit the number of suppliers, reduce their internal staff, and prefer single source responsibility. The experience gained delivering professional services also provides valuable inputs to new product development roadmaps.

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are emerging and specialized. There can be no assurance that the markets for industrial motion control, factory connectivity, and equipment control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including principal executive officer and principal financial officer, Cimetrix conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Cimetrix’s internal control over financial reporting was not subject to a requirement for attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, other than the information regarding executive officers and directors which is contained in Part I of this report, is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2012 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
21	List of Subsidiaries (4)
10.1	Loan and Security Agreement with Silicon Valley Bank (5)
10.2	Amended and Restated Loan and Security Agreement (6)
10.3	First Amendment to Amended and Restated Loan and Security Agreement (7)
10.4	Third Amendment to Amended and Restated Loan and Security Agreement (8)
10.5	Loan and Security Agreement dated September 27, 2011 (9)
23.1	Independent Auditors’ Consent – HJ & Associates, LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated March 27, 2012*
101	Interactive Data Files*
______________________________________
*	Exhibits filed with this report.
(1)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Included in Notes to Consolidated Financial Statements contained in this filing
(5)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(6)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated April 9, 2008
(7)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 23, 2009
(8)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 19, 2010
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 31, 2011

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

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
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert H. Reback	President, Chief Executive Officer and Director	March 30, 2012
Robert H. Reback	(Principal Executive Officer)

/s/ Jodi M. Juretich	Chief Financial Officer	March 30, 2012
Jodi M. Juretich	(Principal Financial and Accounting Officer)

/s/ Scott C. Chandler	Director	March 30, 2012
Scott C. Chandler

/s/Edward C. Grady	Director	March 30, 2012
Edward C. Grady

/s/ Michael B. Thompson	Director	March 30, 2012
Michael B. Thompson

CIMETRIX INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cimetrix Incorporated and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Cimetrix Incorporated and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cimetrix Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/HJ & ASSOCIATES, LLC
HJ & ASSOCIATES, LLC

Salt Lake City, Utah
March 30, 2012

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$871,000	$1,559,000
Accounts receivable, net	944,000	673,000
Inventories	22,000	-
Prepaid expenses and other current assets	64,000	33,000
Total current assets	1,901,000	2,265,000

Property and equipment, net	122,000	100,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$2,107,000	$2,449,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,000	$332,000
Accrued expenses	485,000	570,000
Deferred revenue	213,000	237,000
Current portion of notes payable and capital lease obligations	-	5,000
Total current liabilities	922,000	1,144,000

Long-term liabilities:
Notes payable – related parties, net	-	396,000
Long-term portion of notes payable	-	376,000
Total long-term liabilities	-	772,000

Total liabilities	922,000	1,916,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,234,256 and 44,842,767 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,601,000	33,488,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,371,000)	(32,910,000)
Total stockholders’ equity	1,185,000	533,000

	$2,107,000	$2,449,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,
	2011	2010
Revenues:
New software licenses	$4,673,000	$5,108,000
Software license updates and product support	946,000	855,000
Total software revenues	5,619,000	5,963,000
Professional services	2,199,000	844,000

Total revenues	7,818,000	6,807,000

Operating costs and expenses:
Cost of revenues	3,496,000	1,516,000
Sales and marketing	1,130,000	1,077,000
Research and development	1,261,000	846,000
General and administrative	1,290,000	1,337,000
Depreciation and amortization	52,000	29,000

Total operating costs and expenses	7,229,000	4,805,000

Income from operations	589,000	2,002,000

Other income (expenses):
Interest income	3,000	-
Interest expense	(42,000)	(98,000)

Total other expenses, net	(39,000)	(98,000)

Income before income taxes	550,000	1,904,000

Provision for income taxes	11,000	-

Net income	$539,000	$1,904,000

Net income per common share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

Weighted average number of shares
outstanding:
Basic	45,243,000	46,108,000
Diluted	46,710,000	47,399,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011 and 2010

					Additional
	Treasury Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	25,000	$(49,000)	46,861,198	$5,000	$33,409,000	$(34,314,000)	$(949,000)
Sale of Common Stock	-	-	(2,698,327)	(1,000)	-	(500,000)	(501,000)
Stock-based compensation	-	-	-	-	27,000	-	27,000
Common stock					-
issued for stock options exercised	-	-	182,396	-	13,000	-	13,000
Issuance of common stock
associated with fully vested
restricted stock shares	-	-	460,000	-	37,000	-	37,000
Common stock
issued for warrants exercised
related to the Sr. Notes	-	-	37,500	-	2,000	-	2,000
Net income	-	-	-	-	-	1,904,000	1,904,000
Balance, December 31, 2010	25,000	(49,000)	44,842,767	4,000	33,488,000	(32,910,000)	533,000
Stock-based compensation	-	-	-	-	68,000	-	68,000
Reclassification of prior periods
restricted stock payable related
to previously recognized stock
compensation associated with
restricted stock shares	-	-	-	-	25,000	-	25,000
Common stock
issued for warrants exercised
related to the Sr. Notes	-	-	391,489	-	20,000	-	20,000
Net income	-	-	-	-	-	539,000	539,000
Balance, December 31, 2011	25,000	$(49,000)	45,234,256	$4,000	$33,601,000	$(32,371,000)	$1,185,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$539,000	$1,904,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	52,000	29,000
Stock-based compensation	68,000	68,000
Amortization of bond dicsount	-	1,000
Licensing revenue paid with Company stock (see Note 6)	-	(500,000)
Changes in operating assets and liablities
Accounts receivable	(271,000)	(241,000)
Inventories	(22,000)	-
Prepaid expenses and other current assets	(25,000)	(9,000)
Accounts payable	(114,000)	258,000
Accrued expenses	(61,000)	217,000
Deferred revenue	(24,000)	75,000

Net cash provided by operating activities	142,000	1,802,000

Cash flows from investing activities:
Purchase of property and equipment	(73,000)	(76,000)

Net cash used in investing activities	(73,000)	(76,000)

Cash flows from financing activities:
Proceeds from the exercise of warrants and stock options	20,000	15,000
Proceeds from the issuance of debt	-	147,000
Payments of debt	(381,000)	(468,000)
Payments of related party debt	(396,000)	-

Net cash used in financing activities	(757,000)	(306,000)

Net increase (decrease) in cash and cash equivalents	(688,000)	1,420,000
Cash and cash equivalents, beginning of period	1,559,000	139,000

Cash and cash equivalents, end of period	$871,000	$1,559,000

Supplemental Cash Flow Information
	December 31,
	2011	2010
Property and equipment included in accrued expenses	$-	$4,000
Property and equipment included in accounts payable	$-	$22,000

	December 31,
	2011	2010
Cash paid for interest	$67,000	$99,000
Cash paid for income taxes	$11,000	$-

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2011 and 2010

Note 1: Organization and Significant Accounting Policies

Organization – Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (Cimetrix or the Company) are primarily engaged in the development and sale of open architecture, standards-based, personal computer software for controlling machine tools, robots, electronic equipment, and communication products that allow communication between equipment on the factory floor and host systems, and semiconductor connectivity products that connect new semiconductor equipment to other equipment and to host systems.

Principles of Consolidation – The consolidated financial statements include the accounts of Cimetrix Incorporated and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2011, the Company had $871,000 of cash and cash equivalents.

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

Software Development Costs – Software development costs associated with software to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release to customers. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development during the years ended December 31, 2011 and 2010.

Research and Development - Research and development expenses include direct costs for wages, benefits, materials, and education of technical personnel involved in new product development.

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

Maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and any related gain or loss on disposition is reflected in net income or loss for the period.

Goodwill – Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired. The Company evaluates its goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. Since the Company has only one reporting unit, the goodwill carrying value is compared to the enterprise value as a whole. The annual evaluation of the Company’s goodwill resulted in no impairment loss for the years ended December 31, 2011 and 2010.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative expected undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. No impairment loss was recognized in 2011 and 2010.

Revenue Recognition – The Company derives revenues from two primary sources, software and professional services. Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support. The Company has “off-the-shelf” software packages in the equipment control and factory connectivity product lines. Equipment Control products include items such as CIMControlFramework, CODE 6.0, CIMControl, and CIMulation. Factory Connectivity products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products. Software license updates and product support are typically annual contracts with customers paid in advance, which provides the customer access to new software releases, maintenance releases, patches, and technical support personnel. Professional service sales are derived from the sale of services to design, develop, and implement custom software applications.

Before the Company recognizes revenue, the following criteria must be met:

1)
Evidence of a financial arrangement or agreement must exist between the Company and its customer. Purchase orders and signed OEM contracts are two examples of items accepted by the Company to meet this criterion.

2)
Delivery of the products or services must have occurred. The Company treats either physical or electronic delivery as having met this requirement. It is the policy of the Company to provide its customers a 30-day right to return. However, because the amount of returns has historically been insignificant, the Company recognizes revenue immediately upon transfer of both title and risk of loss to the customer upon shipment of the product. If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.

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

                Revenue related to professional services is recognized as services are performed if there is not an extended contract related to such services. If the services are provided pursuant to a contract that extends over a period of time, the revenue from services is recorded ratably over the contract period, generally using the percentage of completion method. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period in which the loss becomes evident.

                For sales with a bundled package of new software licenses, software license updates and product support, and professional services,  revenue is first allocated to software license updates and product support and professional service obligations at fair market value. The remaining amount is applied to new software license revenue. Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment. Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months. Revenue from professional services is recognized as services are performed. Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers. On occasion, extended payment terms will be offered. If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

                Income Taxes – As part of the process of preparing consolidated financial statements, Cimetrix is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. Income tax expense did not increase significantly as a result of the Company’s net income for the year ended December 31, 2011 because of the net operating loss carry-forwards. At December 31, 2011, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $9,205,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Advertising Costs – Advertising costs, including trade show participation, newsletters, press releases and sales literature, are expensed as incurred and totaled $42,000 and $34,000, for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources – As of December 31, 2011, the Company had an accumulated deficit of $32,371,000 and total stockholders’ equity of $1,185,000. At December 31, 2011, the Company had current assets of $1,901,000, including cash and cash equivalents of $871,000, and current liabilities of $922,000, resulting in a working capital of $979,000. For 2011, the Company reported net income of $539,000 and net cash generated by operating activities of $142,000. Management believes that its existing cash will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels. If the Company is unable to continue profitable operations and maintain positive operating cash flows, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

                Earnings (Loss) Per Common Share – The computation of basic earnings per common share is based on the weighted average number of shares outstanding, including unissued but vested restricted stock shares deemed as participating securities, during the period. Diluted earnings per common share is computed by dividing the net income by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share for 2011 and 2010:

	December 31,
	2011	2010
Numerator:
Net income	$539,000	$1,904,000
Denominator:
Basic weighted average shares outstanding	45,243,000	46,108,000
Effect of dilutive securities:
Stock options	1,467,000	820,000
Unvested restricted stock	-	185,000
Warrants	-	286,000
Diluted weighted average shares outstanding	46,710,000	47,399,000

Potentially dilutive securities representing approximately 1,018,000 and 951,000 shares of common stock at December 31, 2011 and 2010 were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

           Recent Accounting Pronouncements –  Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board (“FASB”) revised accounting guidance related to revenue arrangements with multiple deliverables. The guidance applies to all deliverables under contractual arrangements in which a vendor will perform multiple revenue-generating activities.  The guidance addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable.  The new guidance retains the criteria when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but it removes the previous separation criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  The adoption of this new guidance did not result in any new units of accounting. In accordance with the guidance, consideration for multi revenue-generating activities are allocated to the units of accounting using the relative selling price method proportionally to each deliverable based on the vendor specific objective evidence of fair value of each specific deliverable. Adoption of this guidance did not have a significant impact on the timing or amount of revenue recognized by the Company for multiple-deliverable arrangements.

In June 2011, the FASB issued new  guidance, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. In addition, in December 2011, the FASB issued an amendment to the accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The guidance will be effective for periods beginning January 1, 2012. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

Note 2: Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2011	2010
Trade receivables	$964,000	$693,000
Less allowance for doubtful accounts	(20,000)	(20,000)
	$944,000	$673,000

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
Software development costs	$464,000	$464,000
Equipment	344,000	349,000
Office equipment and software	103,000	563,000
Furniture and fixtures	32,000	191,000
Leasehold improvements	85,000	85,000
	1,028,000	1,652,000
Less accumulated depreciation and amortization	(906,000)	(1,552,000)
	$122,000	$100,000

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011 and 2010 was $52,000 and $23,000, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable consist of the following:

	December 31,
	2011	2010
Trade	$221,000	$308,000
Related parties	3,000	24,000
	$224,000	$332,000

Accrued expenses consist of the following:
	December 31,
	2011	2010
Accrued salaries and wages	$95,000	$33,000
Accrued vacation	104,000	67,000
Accrued profit sharing plan	216,000	395,000
Accrued interest payable	-	19,000
Other	70,000	56,000
	$485,000	$570,000

Note 5: Notes Payable and Capital Lease Obligations

The Company’s notes payable and capital lease obligations at December 31, 2011 and 2010 consisted of the following:
	December 31,
Related Parties:	2011	2010
Senior Notes, unsecured with interest at
10%, payable semiannually on April 1 and October 1
through maturity, maturing September 30, 2012,
payable to officers, employees or their affiliates	$-	$396,000
Less current portion	-	-
Long-term portion	$-	$396,000

	December 31,
Other:	2011	2010
Senior Notes, unsecured with interest at
10%, payable semiannually on April 1 and October 1
through maturity, maturing September 30, 2012,	$-	$376,000

Installment notes payable to financing company, payable in
monthly payments of $1,901, including interest at 24.49%,
from March 2008 through February 2011	-	4,000

Capital lease payable to financing company, payable in
monthly payments of $426, including interest at 4.0%,
from March 2008 through February 2011	-	1,000
Total	-	381,000
Less current portion	-	5,000
Long-term portion	$-	$376,000

Senior Notes – At December 31, 2010, the Company had a total of $772,000 in outstanding Senior Notes, of which $396,000 were held by related parties. The Senior Notes were unsecured, with interest at 10%, payable semiannually on April 1 and October 1 and had a maturity date of September 30, 2012. In February and August 2011, the Company repaid the Senior Notes in full, more than one year ahead of the maturity date.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011.   Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million.  The line of credit bears interest at the prime rate plus 1.75%, payable monthly, and matures September 26, 2012.  The line of credit is collateralized by substantially all operating assets of the Company.  Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit.  As of December 31, 2011, the Company had no borrowings against the line of credit.

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

The line of credit agreement also contains numerous negative comments restricting certain actions by the Company without the bank’s consent, such as are typically included in similar loan agreements, including restrictions on the payment of dividends, restrictions on incurring additional debt, prohibitions restricting major corporation transactions, including a sale of the business, and a requirement that the Company retain certain key employees. The Company was in compliance with all covenants at December 31, 2011.

Note 6 – Common Stock

The Company had the following exercise of warrants associated with Senior Notes and exercise of stock options associated with the Company’s Long-term Incentive Plan:

	December 31,
	2011	2010
Warrants	391,490	37,500
Stock Options	-	182,396

In 2011 and 2010, the Company issued 0 and 460,000 shares respectively, of its restricted common stock to officers and directors in satisfaction of awards that had fully vested.

The Company had 476,000 and 182,000 vested restricted stock awards for which shares of common stock have not been issued as of December 31, 2011 and 2010, respectively.

During the year ended December 31, 2010, the Company entered into a transaction with a shareholder of the Company.  This shareholder and customer purchased a one-time, $1 million software development kit license for the Company’s new CIMControlFramework product. Terms of the transaction included a cash payment of $500,000, and the remaining $500,000 payment consisted of the return of 2,698,327 shares of common stock valued at a price of $0.1853 per share. The 2,698,327 shares returned were retired.

Note 7 – Stock-Based Compensation

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

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends.

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

Stock-based compensation expense was included in the following captions within the consolidated statement of income for the years ended December 31, 2011 and 2010 as follows:

	Years Ended December 31,
	2011	2010
Cost of revenues	$5,000	$6,000
Sales and marketing	11,000	18,000
Research and development	11,000	7,000
General and administrative	41,000	37,000
Total stock-based compensation expense	$68,000	$68,000

As of December 31, 2011, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of income was $210,000, and the weighted average period over which these awards are expected to be recognized was 2.97 years.

Stock Incentive Plan - In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”). In May 2011, the shareholders approved an amendment to the Plan to authorize an additional 3,000,000 shares of common stock to be made available for awards. In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock units and equity-based performance awards. The number of shares of common stock available for issuance under the Plan was 2,132,000 at December 31, 2011.

Stock Options – During the year ended December 31, 2011 and 2010, options to purchase 1,452,000 and 498,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.17 to $0.40 and $0.08 to $0.35 per share, respectively. The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

	2011	2010
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	75.42% to 77.86%	72.48% to 76.99%
Risk free interest rate	0.93% to 2.84%	1.88% to 3.14%
Expected life of options	5.59 years to 6.61 years	5.52 years to 5.84 years

The weighted average fair value of options granted during the years ended December 31, 2011 and 2010, was $0.13 and $0.12, respectively.

The following table summarizes the stock option activity during 2011:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contract Term	Value
Outstanding at January 1, 2011	2,817,944	$0.21

Granted	1,452,000	$0.20

Exercised	-	-

Expired	-	-

Forfeited	(92,500)	$0.10

Outstanding at December 31, 2011	4,177,444	$0.21	$5.43	$178,488
Options vested and exercisable at
December 31, 2011	2,462,319	$0.23	$3.13	$121,071

The aggregate intrinsic value (calculated as the difference between the market value and the exercise price of the shares) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.19 as of December 31, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

We received cash proceeds from the exercise of options of $0 in 2011 and $13,000 in 2010. The total intrinsic value of options exercised during 2011 and 2010 was $0 and $27,000, respectively.  The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The following table summarizes the activity of non-vested stock option awards during 2011.
		Weighted
	Non-vested	Average
	Stock Options	Fair Value
Unvested Options at December 31, 2010	584,000	$0.07
Granted	1,452,000	$0.13
Vested	(301,000)	$0.23
Cancelled or expired	(20,000)	$0.15
Unvested Options at December 31, 2011	1,715,000	$0.12

Restricted Stock - During the year ended December 31, 2011 and 2010, the Company granted restricted stock awards to officers and directors of 93,000 and 700,000, respectively, valued at $18,000 and $56,000, respectively based on the closing stock price of the Company’s common stock on the date of grant. The compensation is being expensed over the vesting period. The weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2011 and 2010 was $0.36 and $0.08 respectively.

The total fair value of restricted stock awards vested in 2011 and 2010 was $126,000 and $87,000, respectively.  As of December 31, 2011, total compensation costs related to unvested restricted stock awards expected to be recognized was $28,000 and is expected to be recognized over the weighted average period of one year.

Note 8: Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	December 31,
	2011	2010

Book income or income tax benefit at statutory rate	$(210,000)	$(743,000)
Research and development	-	-
Meals and entertainment	(5,000)	(4,000)
Stock-based compensation	26,000	27,000
NOL carryover	18,000	460,000
Change in payroll accruals	5,000	(74,000)
Change in deferred revenues	(48,000)	18,000
Tax depreciation (over)/under book	(180,000)	(257,000)
Valuation allowance	383,000	573,000
Income tax expense	$(11,000)	$-

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$8,105,000	$9,043,000
Research and development credits	806,000	798,000
Allowance for doubtful accounts	8,000	8,000
Accrued expenses	40,000	36,000
Deferred income	29,000	77,000
Depreciation	217,000	607,000
	9,205,000	10,569,000
Less valuation allowance	(9,205,000)	(10,569,000)
Net deferred tax assets	-	-

Deferred tax liabilities
Depreciation	-	-

Net deferred taxes	$-	$-

At December 31, 2011, the Company has a net operating loss carry forward available to offset future taxable income of approximately $20,783,000, that may be offset against future taxable income from the year 2011 through 2032. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company had no unrecognized tax benefit which would affect the effective tax rate, if recognized. There has been no significant change in the unrecognized tax benefit through the year ended December 31, 2011.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of income under general and administrative expenses. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. federal net operating loss carry forwards from the year ended December 31, 2008 through the year ended December 31, 2011 are subject to examination.

Note 9: Major Customers

During 2011, two customers accounted for 23% (11% and 12%, respectively) of the Company’s total revenues. During 2010, one customer accounted for 18% of the Company’s total revenues.

Export sales to unaffiliated customers were approximately $2,793,000 and $2,539,000 in 2011 and 2010, respectively.

During 2011, export sales to Germany were 14% of total revenues. During 2010, export sales to Germany and Japan were 15% and 19%, respectively, of total revenues.

Note 10: Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

In January, 2011, the Company amended its Employee Benefit Plan to elect the safe harbor contribution method. Under the safe harbor plan, the Company will match 100% of the employees’ contribution on the first 3% of pay, plus 50% of the next 2% of pay. Participants vest in the employer’s contribution under the safe harbor plan immediately. All employer contributions made prior to January 1, 2011 vest over a five-year period. For the years ended December 31, 2011 and 2010, the Company contributed approximately $96,000 and $26,000, respectively, to the plan.

The Company maintains Executive Incentive Plan agreements with each of its executives.  The plans are intended to motivate key executives to achieve both long-term and short-term corporate objectives.

Note 11: Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, and notes payable. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments. The Company did not have any notes payable as of December 31, 2011.

Note 12: Commitments and Contingencies

Lease Obligations

The Company leases certain office space and equipment from time to time under non-cancelable operating lease agreements. As of December 31, 2011, the Company did not have any commitments or significant lease obligations. The lease for the Company headquarters building located in Salt Lake City, Utah expired on November 30, 2011, and the Company continues to pay rent under the month to month provision of the lease.  The Company is currently negotiating terms of a new lease agreement.

Rental expense for the years ended December 31, 2011 and 2010 under operating leases was $96,000 and $91,000, respectively.

Product Warranties

Cimetrix warrants that software products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship. If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2011 and 2010, no provision for warranty claims has been established since any amounts expended in connection with warranties has historically not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Note 13: Related Party Transactions

For the years ended December 31, 2011 and 2010, the Company had revenues totaling $477,000 and $1,305,000, respectively, from two customers that are also stockholders of the Company. The Company had accounts receivable from these two customers totaling $58,000 and $45,000 at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the Company had Senior Notes payable of $0 and $396,000, respectively, to holders who were officers, directors, employees, or their affiliates (see Note 5). During the years ended December 31, 2011 and 2010, the Company paid interest expense of $20,000 and $40,000, respectively, to these related parties.

Note 14: Subsequent Events

Management has evaluated events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and concluded there were no events to report.