Form 10-Q
period 2012-03-31
CIMETRIX INC
filed 2012-05-15
CIK 786620

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of May 7, 2012:
Common stock, par value $.0001 - 45,209,256 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31,
ASSETS	(Unaudited)	2011
Current assets:
Cash and cash equivalents	$635,000	$871,000
Accounts receivable, net	1,018,000	944,000
Inventories	22,000	22,000
Prepaid expenses and other current assets	57,000	64,000
Total current assets	1,732,000	1,901,000

Property and equipment, net	112,000	122,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$1,928,000	$2,107,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186,000	$224,000
Accrued expenses	199,000	485,000
Deferred revenue	318,000	213,000
Total current liabilities	703,000	922,000

Total liabilities	703,000	922,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,234,256 and 45,234,256 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,626,000	33,601,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,356,000)	(32,371,000)
Total stockholders’ equity	1,225,000	1,185,000

	$1,928,000	$2,107,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
New software licenses	$968,000	$1,448,000
Software license updates and product support	242,000	222,000
Total software revenues	1,210,000	1,670,000
Professional services	378,000	383,000

Total revenues	1,588,000	2,053,000

Operating costs and expenses:
Cost of revenues	744,000	824,000
Sales and marketing	271,000	273,000
Research and development	218,000	277,000
General and administrative	323,000	365,000
Depreciation and amortization	15,000	11,000

Total operating costs and expenses	1,571,000	1,750,000

Income from operations	17,000	303,000

Other income (expenses):
Interest income	-	1,000
Interest expense	-	(14,000)

Total other expenses, net	-	(13,000)

Income before income taxes	17,000	290,000

Provision for income taxes	2,000	-

Net income and comprehensive income	$15,000	$290,000

Net income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of shares
outstanding:
Basic	45,698,000	45,017,000
Diluted	45,763,000	46,664,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$15,000	$290,000
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	15,000	11,000
Stock-based compensation	25,000	11,000
Changes in operating assets and liabilities
Accounts receivable	(74,000)	(576,000)
Prepaid expenses and other current assets	7,000	(7,000)
Accounts payable	(37,000)	130,000
Accrued expenses	(285,000)	(255,000)
Deferred revenue	105,000	52,000

Net cash used in operating activities	(229,000)	(344,000)

Cash flows from investing activities:
Purchase of property and equipment	(7,000)	(26,000)

Net cash used in investing activities	(7,000)	(26,000)

Cash flows from financing activities:
Proceeds from the exercise of warrants and stock options	-	5,000
Payments of related party debt	-	(75,000)

Net cash used in financing activities	-	(70,000)

Net decrease in cash and cash equivalents	(236,000)	(440,000)
Cash and cash equivalents, beginning of period	871,000	1,559,000

Cash and cash equivalents, end of period	$635,000	$1,119,000

Supplemental Cash Flow Information
	Three Months Ended
	March 31,
	2012	2011
Cash paid for interest	$-	$4,000
Cash paid for income taxes	$2,000	$-

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month periods ended March 31, 2012 and March 31, 2011 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended
	March 31,
	2012	2011
Cost of revenues	$6,000	$1,000
Sales and marketing	2,000	3,000
Research and development	3,000	1,000
General and administrative	14,000	6,000
Total stock-based compensation expense	$25,000	$11,000

During the three months ended March 31, 2012, options to purchase 10,000 shares of the Company’s common stock were granted to the Company’s employees, with an exercise price of $0.19 per share.

The total stock-based compensation costs from vesting restricted stock shares in the three month periods of March 31, 2012 and 2011 was $10,000 and $5,000, respectively.

As of March 31, 2012, the total future compensation cost related to non-vested stock-based awards not yet recognized in the Condensed Consolidated Statements of Income was $187,000, and the weighted average period over which these awards are expected to be recognized was 2.74 years.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the net income for the period by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income	$15,000	$290,000
Denominator:
Basic weighted average shares outstanding	45,698,000	45,017,000
Effect of dilutive securities:
Stock options	65,000	1,201,000
Unvested restricted stock	-	195,000
Warrants	-	251,000
Diluted weighted average shares outstanding	45,763,000	46,664,000

Net income per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Potentially dilutive securities representing approximately 1,224,000 and 490,000 shares of common stock at March 31, 2012 and 2011, respectively, were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly, and matures September 26, 2012. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of March 31, 2012, the Company had no borrowings against the line of credit.

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

At March 31, 2012, the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 505,000 and 476,000 vested restricted stock awards for which shares of common stock have not been issued as of March 31, 2012 and December 31, 2011, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three-months ended March 31, 2012 and 2011, the Company had the following revenues from one customer that was also a shareholder of the Company:

	Three Months Ended
	March 31,
	2012	2011
New software licenses	$74,000	$56,000
Software license updates and product support	25,000	24,000
Total software revenues	99,000	80,000

The Company had accounts receivable from two customers that were also shareholders totaling $45,000 and $73,000 at March 31, 2012 and 2011, respectively.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, which approximates fair value because of the immediate or short-term maturities of the financial instruments included in this category.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) accounting guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. In addition, in December 2011, the FASB issued an amendment to the accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. In accordance with the guidance, the Company has presented condensed statements of operations and comprehensive loss as a single continuous statement.

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

NOTE 9 – SUBSEQUENT EVENTS

            Management has evaluated events through May 15, 2012, the date the condensed consolidated financial statements were filed with the Securities and Exchanges Commission and concluded there were no subsequent events to report in the notes to the financial statements.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2012 and March 31, 2011 and the Company’s financial position at March 31, 2012. The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes,” “anticipates” or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources,” “Factors Affecting Future Results” and “Risk Factors,” and those factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in equipment in a wide range of industries, the Company has focused on the global semiconductor, photovoltaic (PV) and high brightness light emitting diode (HB-LED) industries.

Critical Accounting Policies

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the Company’s audited financial statements included in the Company’s 2011 Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Operations Review

Revenues

The following table summarizes revenues by category and as a percent of total revenues:
	Three Months Ended
	March 31,
	2012		2011
New software licenses	$968,000	61%	$1,448,000	71%
Software license updates and product support	242,000	15%	222,000	11%
Total software revenues	1,210,000	76%	1,670,000	81%
Professional services	378,000	24%	383,000	19%
Total revenues	$1,588,000	100%	$2,053,000	100%

Total revenue decreased by $465,000, or 23%, to $1,588,000 for the three months ended March 31, 2012, compared to total revenue of $2,053,000 for the three months ended March 31, 2011. On a sequential basis, total revenue decreased by $139,000 or 8%, compared to the three months ended December 31, 2011. The decrease in revenue year-over-year was aligned with industry analysts’ 2012 forecasts for the overall semiconductor capital equipment market to decline 10-20% year-over-year, along with declines in the PV and HB-LED capital markets of 60% and 40%, respectively. The primary markets served by Cimetrix customers are the semiconductor, PV, HB-LED, and other electronics markets.

New software license revenues include the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue decreased by $480,000, or 33%, to $968,000 for the three months ended March 31, 2012, compared to new software license revenue of $1,448,000 for the three months ended March 31, 2011. On a sequential basis, new software license revenue increased by $148,000, or 18%, compared to the three months ended December 31, 2011. As expected, new software license revenue decreased significantly year-over-year, but increased on a sequential basis as the semiconductor capital equipment market began to recover from its lower levels in the second half of 2011.

Revenue associated with software license updates and product support increased 9% year-over-year for the three months ended March 31, 2012. The increase in revenues from software license updates and product support was a result of new customers added since March 31, 2011.

Total software revenues decreased to $1,210,000 for the three months ended March 31, 2012, as compared to $1,670,000 for the three months ended March 31, 2011. Again, this decrease in revenues is attributable to the overall decline in the semiconductor capital, PV and HB-LED capital markets since the second half of 2011. On a sequential basis, total software revenues increased 12%, compared to the three months ended December 31, 2011.

Professional services revenue was essentially flat, year-over-year for the three months ended March 31, 2012. On a sequential basis, professional services revenue decreased 42% as a number of major professional services engagements were completed in the fourth quarter of 2011. While Cimetrix is a software products company, professional services is a complementary service we offer to assist customers in using Cimetrix products. Some customers purchase Cimetrix software development kits and perform the integration work themselves. Other customers will only purchase Cimetrix products if Cimetrix is also able to provide professional services assistance.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2012	2011
Total Revenues	100%	100%

Operating costs and expense:
Cost of revenues	47	40
Sales and marketing	17	13
Research and development	14	13
General and administrative	20	18
Depreciation and amortization	1	1

Total operating costs and expenses	99	85

Income from operations	1	15
Other expense, net	-	(1)
Total other expenses, net	-	(1)

Income before income taxes	1	14
Provision for income taxes	-	-

Net income	1%	14%

The Company reported net income of $15,000 for the three months ended March 31, 2012, compared to $290,000 for the three months ended March 31, 2011.As stated earlier, a recent pull-back in the semiconductor, PV and HB-LED capital markets that began in the middle of 2011 impacted our first quarter 2012 software revenues and operating results. The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended March 31, 2012 and March 31, 2011, stock-based compensation expense was $25,000 and $11,000, respectively, and depreciation and amortization expense was $15,000 and $11,000, respectively.

The Company used net cash from operating activities totaling $229,000 for the three months ended March 31, 2012, compared to $344,000 for the three months ended March 31, 2011.

Cost of Revenues

The Company's cost of revenues for the three months ended March 31, 2012 decreased by $80,000, or 10% to $744,000 from $824,000 for three months ended March 31, 2011. This decrease was a combination of investment in our current products and reduction of the use of service partners to augment our engineering team to deliver Professional Services netted against the increased head-count and related payroll and benefit costs. While cost of revenues decreased by $80,000 for the three months ended March 31, 2012, as a percentage of total revenue, cost of revenues increased from 40% of total revenues for the three months ended March 31, 2011 to 47% for the same period in 2012. This increase in cost of revenues, as a percentage of total revenues, was primarily a result of lower revenues for the three months ended March 31, 2012 compared to the same period in 2011. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $2,000, or 1%, to $271,000 during the three months ended March 31, 2012, from $273,000 during the three months ended March 31, 2011. The decrease was primarily a result of reduced commissions on lower revenues offset by increased costs for our Japan operations. While sales and marketing expenses decreased by $2,000 for the three months ended March 31, 2012, as a percentage of total revenue, sales and marketing expenses increased from 13% of total revenues for the three months ended March 31, 2011 to 17% for the same period in 2012. This increase in sales and marketing expenses, as a percentage of total revenues, was a result of lower revenues for the three months ended March 31, 2012 compared to the same period in 2011. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $59,000 or 21%, to $218,000 during the three months ended March 31, 2012, from $277,000 during the three months ended March 31, 2011. The decrease was primarily due to the reduction of use of service partners to augment our engineering team. While research and development expenses decreased by $59,000 for the three months ended March 31, 2012, as a percentage of total revenue, research and development expenses increased from 13% of total revenues for the three months ended March 31, 2011 to 14% for the same period in 2012. This increase in research and development expenses, as a percentage of total revenues, was a result of lower revenues for the three months ended March 31, 2012 compared to the same period in 2011. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $42,000 or 12%, to $323,000 in the three months ended March 31, 2012, from $365,000 in the three months ended March 31, 2011. The decrease was primarily due to lower net income and related profit sharing costs. While general and administrative expenses decreased by $42,000 for the three months ended March 31, 2012, as a percentage of total revenue, general and administrative expenses increased from 18% of total revenues for the three months ended March 31, 2011 to 20% for the same period in 2012. This increase in general and administrative  expenses, as a percentage of total revenues, was a result of lower revenues for the three months ended March 31, 2012 compared to the same period in 2011. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $4,000 or 36% to $15,000 in the three months ended March 31, 2012, from $11,000 in the three months ended March 31, 2011. The increase is a result the Company’s investment in equipment upgrades and new financial software.

Other Income (Expense)

Interest expense for the three months ended March 31, 2012 was $0, compared to $14,000 for the three months ended March 31, 2011. The decrease in interest expense for the three months ended March 31, 2012, compared to the same period in 2011 was due to the repayment of the Company’s Senior Notes in July 2011.

Interest income for the three months ended March 31, 2012 was $0 and $1,000 for the three months ended March 31, 2011. The absence of interest income in 2012 was a result of lower cash reserves combined with near zero interest rates.

Liquidity and Capital Resources

At March 31, 2012, the Company had current assets of $1,732,000, including cash and cash equivalents of $635,000, and current liabilities of $703,000, resulting in a working capital of $1,029,000. Excluding deferred revenue of $318,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, the Company’s current assets exceeded current liabilities by $1,347,000 at March 31, 2012.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly, and matures September 26, 2012. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of March 31, 2012, the Company had no borrowings against the line of credit.

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

At March 31, 2012, the Company was in compliance with all covenants.

Results of Operations and Cash Flows – The Company has posted eleven consecutive quarters of positive net income, beginning in mid-2009. As of March 31, 2012, the Company had total stockholders’ equity of $1,225,000. During the three months ended March 31, 2012, the Company reported net income of $15,000 compared to $290,000 for the same period in 2011. The Company used net cash in operating activities of $229,000 for the three months ended March 31, 2012 as compared to net cash used in operating activities of $344,000 for the same period in 2011.

Net cash used in investing activities during the three months ended March 31, 2012, was $7,000.  Net cash used in investing activities during the three months ended March 31, 2011, was $26,000 and consisted of hardware and software upgrades.

Net cash used in financing activities for the three months ended March 31, 2012 was $0, compared to $70,000 for the three months ended March 31, 2011 which comprised of $5,000 in proceeds from the issuance of common stock related to the exercise of Senior Note warrants, and payments of debt to related parties of $75,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $595,000 during the three months ended March 31, 2012, representing 37% of the Company’s total revenues, compared to $891,000 or 43%, of total revenues during the same period in 2011. Most of Cimetrix’s PV and HB-LED sales came from customers outside the United States and the decrease in foreign customer sales year over year is mainly attributable to the significant downturn in the PV and HB-LED markets as described in the Operations Review section above. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first three months of 2012 decreased 23% compared to the first three months of 2011, reflecting the significant decline in the semiconductor, PV and HB-LED capital equipment markets beginning in the second half of 2011. As anticipated, however, new software license revenues increased on a sequential basis from the fourth quarter of 2011, providing evidence that at least the semiconductor capital equipment market is growing from its low levels in the second half of 2011. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. In 2008, the Company introduced its CIMControlFramework product for equipment control, which enables the Company to provide equipment makers with a complete software solution that reduces their time-to-market for new equipment developments. As equipment makers reduce costs and internal resources, Cimetrix believes the market for CIMControlFramework will continue to grow as equipment makers invest in new machine development programs.

Ultimately, the Company’s business is driven by the global demand for electronic devices by consumers and businesses. Any changes in the global economic conditions could adversely affect Cimetrix’s business and results of operations.

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

ITEM 1A. RISK FACTORS

The Company has disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect its business, financial condition or future results of operations to which the reader is referred. There have been no material changes to the risk factors disclosed in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated May 9, 2012*
______________________________________

(1) Included in the Company’s Form 10-Q for the Quarterly Period Ended September 30, 2011
* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: May 15, 2012

By:	/s/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)