Form 10-Q
period 2012-06-30
CIMETRIX INC
filed 2012-08-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of August 1, 2012:
Common stock, par value $.0001 - 45,542,006 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31,
ASSETS	(Unaudited)	2011
Current assets:
Cash and cash equivalents	$1,124,000	$871,000
Accounts receivable, net	687,000	944,000
Inventories	22,000	22,000
Prepaid expenses and other current assets	89,000	64,000
Total current assets	1,922,000	1,901,000

Property and equipment, net	106,000	122,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$2,112,000	$2,107,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,000	$224,000
Accrued expenses	199,000	485,000
Deferred revenue	484,000	213,000
Total current liabilities	839,000	922,000

Total liabilities	839,000	922,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,474,256 and 45,234,256 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,645,000	33,601,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,327,000)	(32,371,000)
Total stockholders’ equity	1,273,000	1,185,000

	$2,112,000	$2,107,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
New software licenses	$1,106,000	$1,483,000	$2,074,000	$2,931,000
Software license updates and product support	216,000	215,000	458,000	437,000
Total software revenues	1,322,000	1,698,000	2,532,000	3,368,000
Professional services	95,000	571,000	473,000	954,000

Total revenues	1,417,000	2,269,000	3,005,000	4,322,000

Operating costs and expenses:
Cost of revenues	569,000	957,000	1,313,000	1,781,000
Sales and marketing	239,000	279,000	510,000	552,000
Research and development	232,000	443,000	450,000	720,000
General and administrative	325,000	337,000	648,000	702,000
Depreciation and amortization	16,000	12,000	31,000	23,000

Total operating costs and expenses	1,381,000	2,028,000	2,952,000	3,778,000

Income from operations	36,000	241,000	53,000	544,000

Other income (expenses):
Interest income	-	1,000	-	2,000
Interest expense	(3,000)	(17,000)	(3,000)	(31,000)

Total other expenses, net	(3,000)	(16,000)	(3,000)	(29,000)

Income before income taxes	33,000	225,000	50,000	515,000

Provision for income taxes	4,000	-	6,000	-

Net income and comprehensive income	$29,000	$225,000	$44,000	$515,000

Net income per common share:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares
outstanding:
Basic	45,722,000	45,196,000	45,710,000	45,107,000
Diluted	46,353,000	46,813,000	45,710,000	46,742,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$44,000	$515,000
Adjustments to reconcile net income to net
cash from (used in) operating activities:
Depreciation and amortization	31,000	23,000
Stock-based compensation	44,000	27,000
Changes in operating assets and liabilities
Accounts receivable	257,000	(652,000)
Prepaid expenses and other current assets	(25,000)	(6,000)
Accounts payable	(71,000)	60,000
Accrued expenses	(286,000)	(160,000)
Deferred revenue	271,000	(1,000)

Net cash from (used in) operating activities	265,000	(194,000)

Cash flows from investing activities:
Purchase of property and equipment	(12,000)	(41,000)

Net cash (used) in investing activities	(12,000)	(41,000)

Cash flows from financing activities:
Proceeds from the exercise of warrants and stock options	-	11,000
Payments of debt to related parties	-	(75,000)

Net cash (used) in financing activities	-	(64,000)

Net increase (decrease) in cash and cash equivalents	253,000	(299,000)
Cash and cash equivalents, beginning of period	871,000	1,559,000

Cash and cash equivalents, end of period	$1,124,000	$1,260,000

Supplemental Cash Flow Information
	Six Months Ended
	June 30,
	2012	2011
Cash paid for interest	$3,000	$39,000
Cash paid for income taxes	$2,000	$-

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

The stock-based compensation expense for the three-month and six-month periods ended June 30, 2012 and June 30, 2011 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenues	$6,000	$1,000	$12,000	$2,000
Sales and marketing	2,000	3,000	4,000	6,000
Research and development	3,000	3,000	6,000	4,000
General and administrative	8,000	9,000	22,000	15,000
Total stock-based compensation expense	$19,000	$16,000	$44,000	$27,000

Impact on basic income per common share	$0.00	$0.00	$0.00	$0.00
Impact on diluted income per common share	$0.00	$0.00	$0.00	$0.00

During the six months ended June 30, 2012, options to purchase 160,000 shares of the Company’s common stock were granted to the Company’s employees and directors, with exercise prices ranging from $0.13 to $0.19 per share.

The total stock-based compensation costs from vesting restricted stock shares in the six month periods of June 30, 2012 and 2011 was $13,000 for both periods.

As of June 30, 2012, the total future compensation cost related to non-vested stock-based awards not yet recognized in the Condensed Consolidated Statements of Income and Comprehensive Income was $181,000, and the weighted average period over which these awards are expected to be recognized was 2.43 years.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$29,000	$225,000	$44,000	$515,000
Denominator:
Basic weighted average shares outstanding	45,722,000	45,196,000	45,710,000	45,107,000
Effect of dilutive securities:
Stock options	631,000	1,229,000	-	1,254,000
Unvested restricted stock	-	244,000	-	237,000
Warrants	-	144,000	-	144,000
Diluted weighted average shares outstanding	46,353,000	46,813,000	45,710,000	46,742,000

Net income per share
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Potentially dilutive securities representing approximately 2,626,000 and 530,000 shares of common stock at June 30, 2012 and 2011, respectively, were not included in the computation of net income per diluted share because the options’ exercise prices were greater than the average market price of the underlying shares.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly, and matures September 26, 2012. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of June 30, 2012, the Company had no borrowings against the line of credit.

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

The line of credit agreement also contains numerous negative covenants restricting certain actions by the Company without the bank’s consent, such as are typically included in similar loan agreements, including restrictions on the payment of dividends, restrictions on incurring additional debt, prohibitions restricting major corporation transactions, including a sale of the business, and a requirement that the Company retain certain key employees.

At June 30, 2012, the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 277,000 and 476,000 vested restricted stock awards for which shares of common stock have not been issued as of June 30, 2012 and December 31, 2011, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2012 and 2011, the Company had the following revenues from one customer that was also a shareholder of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
New software licenses	$19,000	$169,000	$93,000	$225,000
Software license updates and product support	27,000	29,000	52,000	53,000
Total software revenues	$46,000	$198,000	$145,000	$278,000

The Company had accounts receivable from two customers that were also shareholders totaling $41,000 and $61,000 at June 30, 2012 and 2011, respectively.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, which approximates fair value because of the immediate or short-term maturities of the financial instruments included in this category.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) accounting guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. In addition, in December 2011, the FASB issued an amendment to the accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. In accordance with the guidance, the Company has presented condensed statements of income and comprehensive income as a single continuous statement.

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

NOTE 9 – SUBSEQUENT EVENTS

            Management has evaluated events through the date the condensed consolidated financial statements were filed with the Securities and Exchanges Commission and concluded there were no subsequent events to report in the notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2012 and June 30, 2011 and the Company’s financial position at June 30, 2012. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Operations Review

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
New software licenses	$1,106,000	78%	$1,483,000	65%	$2,074,000	69%	$2,931,000	68%
Software license updates and product support	216,000	15%	215,000	10%	458,000	15%	437,000	10%
Total software revenues	1,322,000	93%	1,698,000	75%	2,532,000	84%	3,368,000	78%
Professional services	95,000	7%	571,000	25%	473,000	16%	954,000	22%
Total revenues	$1,417,000	100%	$2,269,000	100%	$3,005,000	100%	$4,322,000	100%

Total revenue decreased by $852,000, or 38%, to $1,417,000 for the three months ended June 30, 2012, compared to total revenue of $2,269,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012, total revenue decreased by $1,317,000 or 30% to $3,005,000 from $4,322,000 for the six months ended June 30, 2011. On a sequential basis, total revenue decreased by $171,000 or 11%, compared to the three months ended March 31, 2012. The decrease in revenue year-over-year was aligned with industry analysts’ 2012 forecasts for the overall semiconductor capital equipment market to decline 10-20% year-over-year, along with declines in the PV and HB-LED capital markets of 60% and 40%, respectively. The primary markets served by Cimetrix customers are the semiconductor, PV, HB-LED, and other electronics markets.

New software license revenue includes the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue decreased by $377,000, or 25%, to $1,106,000 for the three months ended June 30, 2012, compared to new software license revenue of $1,483,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012, new software license revenue decreased $857,000 or 29% to $2,074,000 from $2,931,000 for the six months ended June 30, 2011.  On a sequential basis, new software license revenue increased by $138,000, or 14%, compared to the three months ended March 31, 2012. As expected, new software license revenue decreased significantly year-over-year, but increased on a sequential basis as the semiconductor capital equipment market began to recover from its lower levels in the second half of 2011.

Revenue associated with software license updates and product support remained relatively flat for the three months ended June 30, 2012 as compared to the prior year period. For the six months ended June 30, 2012, revenue associated with software license updates and product support increased 5% over the six months ended June 30, 2011. The increase in revenue from software license updates and product support was a result of new customers added since June 30, 2011.

Total software revenue decreased to $1,322,000 for the three months ended June 30, 2012, as compared to $1,698,000 for the three months ended June 30, 2011. For the six months ended June 30, 2012, software revenue decreased to $2,532,000 as compared to $3,368,000 for the six months ended June 30, 2011. Again, this decrease in revenue is attributable to the overall decline in the semiconductor, PV and HB-LED capital equipment markets since the second half of 2011. On a sequential basis, total software revenues increased 9%, compared to the three months ended March 31, 2012.

Similarly, professional services revenue decreased, year-over-year for the six months ended June 30, 2012. The decrease in professional services contracts is partially due to the overall decline in the semiconductor, PV and HB-LED industry as equipment makers look to save costs. While Cimetrix is a software products company, professional services is a complementary service we offer to assist customers in using Cimetrix products. Some customers purchase Cimetrix software development kits and perform the integration work themselves. Other customers will only purchase Cimetrix products if Cimetrix is also able to provide professional services assistance. Professional service projects are difficult to forecast and are subject to wide fluctuations in revenue.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total Revenues	100%	100%	100%	100%

Operating costs and expense:
Cost of revenues	40	42	44	41
Sales and marketing	17	12	17	13
Research and development	17	20	15	17
General and administrative	23	15	22	16
Depreciation and amortization	1	1	1	1

Total operating costs and expenses	98	90	99	88

Income from operations	2	10	1	12
Other expense, net	-	-	-	-
Total other expenses, net	-	-	-	-

Income before income taxes	2	10	1	12
Provision for income taxes	-	-	-	-

Net income	2%	10%	1%	12%

The Company reported net income of $29,000 for the three months ended June 30, 2012, compared to $225,000 for the three months ended June 30, 2011.As stated earlier, a recent pull-back in the semiconductor, PV and HB-LED capital markets that began in the middle of 2011 impacted our first half of 2012’s revenues and operating results. The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended June 30, 2012 and June 30, 2011, stock-based compensation expense was $19,000 and $16,000, respectively, and depreciation and amortization expense was $16,000 and $12,000, respectively. The Company reported net income of $44,000 for the six months ended June 30, 2012 as compared to the net income of $515,000 for the six months ended June 30, 2011. For the six-month periods ended June 30, 2012 and June 30, 2011, the Company did not have any bad debt expense. For the six-month periods ended June 30, 2012 and June 30, 2011, the stock-based compensation expense was 44,000 and 27,000, respectively and depreciation and amortization expense was $31,000 and $23,000 respectively.

              The Company generated net cash from operating activities totaling $265,000 for the six months ended June 30, 2012, compared to net cash used in operating activities of $194,000 for the six months ended June 30, 2011.

Cost of Revenues

The Company's cost of revenue for the three months ended June 30, 2012 decreased by $388,000, or 41% to $569,000 from $957,000 for three months ended June 30, 2011. For the six-month periods ended June 30, 2012 and June 20, 2011, the Company’s cost of revenues decreased by $468,000, or 26 % to $1,313,000 from $1,781,000. This decrease was primarily a result of the decrease in revenues over the same periods, but included a combination of investment in our current  products and reduction of the use of service partners to augment our engineering team to deliver Professional Services netted against the increased head-count and related payroll and benefit costs. Cost of revenue as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $40,000, or 14%, to $239,000 during the three months ended June 30, 2012, from $279,000 during the three months ended June 30, 2011. During the six months ended June 30, 2012, sales and marketing expenses decreased $42,000 or 8% to $510,000 from $552,000. The decrease was primarily a result of reduced commissions on lower revenues offset by increased costs for our Japan operations. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $211,000 or 48%, to $232,000 during the three months ended June 30, 2012, from $443,000 during the three months ended June 30, 2011. During the six months ended June 30, 2012, research and development expenses decreased $270,000 or 38% to $450,000 from $720,000 for the six months ended June 30, 2011. The decrease was primarily due to the reduction of use of service partners to augment our engineering team. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $12,000 or 4%, to $325,000 in the three months ended June 30, 2012, from $337,000 in the three months ended June 30, 2011. During the six months ended June 30, 2012, general and administrative expenses decreased $54,000 or 8% to $648,000 from 702,000 for the six months ended June 30, 2011. The decrease was primarily due to lower net income and related profit sharing costs. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $4,000 or 33% to $16,000 in the three months ended June 30, 2012, from $12,000 in the three months ended June 30, 2011. During the six months ended June 30, 2012, depreciation and amortization increased $8,000 or 35% to $31,000 from $23,000 in the six months ended June 30, 2011. The increase is a result the Company’s investment in equipment upgrades and new financial software.

Other Income (Expense)

Interest expense for the three months ended June 30, 2012 decreased by $14,000 to $3,000. During the six months ended June 30, 2012, interest expense decreased $28,000 to $3,000. The decrease in interest expense for the three months and six months ended June 30, 2012, compared to the same periods in 2011 was due to the repayment of the Company’s Senior Notes in July 2011.

Interest income for the three months ended June 30, 2012 was $0 and $1,000 for the three months ended June 30, 2011. During the six months ended June 30, 2012, interest income was $0 compared to $2,000 for the same period in 2011. The absence of interest income in 2012 was a result of lower cash reserves combined with near zero interest rates.

Liquidity and Capital Resources

At June 30, 2012, the Company had current assets of $1,922,000, including cash and cash equivalents of $1,124,000, and current liabilities of $839,000, resulting in a working capital of $1,083,000. Excluding deferred revenue of $484,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, the Company’s current assets exceeded current liabilities by $1,567,000 at June 30, 2012.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly, and matures September 26, 2012. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of June 30, 2012, the Company had no borrowings against the line of credit.

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

The line of credit agreement also contains numerous negative covenants restricting certain actions by the Company without the bank’s consent, such as are typically included in similar loan agreements, including restrictions on the payment of dividends, restrictions on incurring additional debt, prohibitions restricting major corporation transactions, including a sale of the business, and a requirement that the Company retain certain key employees.

At June 30, 2012, the Company was in compliance with all covenants.

Results of Operations and Cash Flows – The Company has posted twelve consecutive quarters of positive net income, beginning in mid-2009. As of June 30, 2012, the Company had total stockholders’ equity of $1,273,000. During the three months ended June 30, 2012, the Company reported net income of $29,000 compared to $225,000 for the same period in 2011. During the six months ended June 30, 2012, the Company reported net income of $44,000 compared to $515,000 for the same period in 2011. The Company generated net cash in operating activities of $265,000 for the six months ended June 30, 2012 as compared to net cash used in operating activities of $194,000 for the same period in 2011.

Net cash used in investing activities during the six months ended June 30, 2012, was $12,000.  Net cash used in investing activities during the six months ended June 30, 2011, was $41,000 and consisted of hardware and software upgrades.

Net cash used in financing activities for the six months ended June 30, 2012 was $0, compared to $64,000 for the three months ended June 30, 2011 which was comprised of $11,000 in proceeds from the issuance of common stock related to the exercise of Senior Note warrants, and payments of debt to related parties of $75,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,277,000 during the six months ended June 30, 2012, representing 43% of the Company’s total revenues, compared to $1,904,000 or 44%, of total revenues during the same period in 2011. Most of Cimetrix’s PV and HB-LED sales came from customers outside the United States and the decrease in foreign customer sales year over year is mainly attributable to the significant downturn in the PV and HB-LED markets as described in the Operations Review section above. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first six months of 2012 decreased 30% compared to the first six months of 2011, reflecting the significant decline in the semiconductor, PV and HB-LED capital equipment markets beginning in the second half of 2011. As anticipated, however, new software license revenues increased on a sequential basis from the first and second quarters of 2012, providing evidence that at least the semiconductor capital equipment market is growing from its low levels in the second half of 2011. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 8, 2012*
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

Dated: August 14, 2012

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)