Form 10-Q
period 2012-09-30
CIMETRIX INC
filed 2012-11-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of November 6, 2012:
Common stock, par value $.0001 - 45,542,006 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	December 31,
ASSETS	(Unaudited)	2011
Current assets:
Cash	$1,119,000	$871,000
Accounts receivable, net	552,000	944,000
Inventories	22,000	22,000
Prepaid expenses and other current assets	82,000	64,000
Total current assets	1,775,000	1,901,000

Property and equipment, net	98,000	122,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$1,957,000	$2,107,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,000	$224,000
Accrued expenses	193,000	485,000
Deferred revenue	408,000	213,000
Total current liabilities	662,000	922,000

Total liabilities	662,000	922,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,567,006 and 45,234,256 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,663,000	33,601,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,323,000)	(32,371,000)
Total stockholders’ equity	1,295,000	1,185,000

	$1,957,000	$2,107,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
New software licenses	$890,000	$922,000	$2,964,000	$3,853,000
Software license updates and product support	278,000	249,000	736,000	686,000
Total software revenues	1,168,000	1,171,000	3,700,000	4,539,000
Professional services	146,000	598,000	619,000	1,552,000

Total revenues	1,314,000	1,769,000	4,319,000	6,091,000

Operating costs and expenses:
Cost of revenues	504,000	872,000	1,817,000	2,653,000
Sales and marketing	226,000	257,000	736,000	809,000
Research and development	296,000	331,000	746,000	1,051,000
General and administrative	268,000	288,000	919,000	990,000
Depreciation and amortization	17,000	13,000	48,000	36,000

Total operating costs and expenses	1,311,000	1,761,000	4,266,000	5,539,000

Income from operations	3,000	8,000	53,000	552,000

Other income (expenses):
Interest income	1,000	1,000	1,000	3,000
Interest expense	-	(6,000)	-	(37,000)

Total other income (expenses), net	1,000	(5,000)	1,000	(34,000)

Income before income taxes	4,000	3,000	54,000	518,000

Provision for income taxes	-	-	6,000	-

Net income and comprehensive income	$4,000	$3,000	$48,000	$518,000

Net income per common share:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares
outstanding:
Basic	45,727,000	45,318,000	45,716,000	45,178,000
Diluted	46,458,000	46,374,000	46,418,000	46,577,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$48,000	$518,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	48,000	36,000
Write off of fully paid note payable and capital lease	-	(4,000)
Stock-based compensation	62,000	45,000
Changes in operating assets and liabilities
Accounts receivable	392,000	(243,000)
Prepaid expenses and other current assets	(7,000)	(15,000)
Accounts payable	(174,000)	(33,000)
Accrued expenses	(292,000)	(206,000)
Deferred revenue	195,000	(5,000)

Net cash provided by operating activities	272,000	93,000

Cash flows from investing activities:
Purchase of property and equipment	(24,000)	(56,000)

Net cash (used) in investing activities	(24,000)	(56,000)

Cash flows from financing activities:
Proceeds from the exercise of warrants and stock options	-	19,000
Payments of debt	-	(376,000)
Payments of debt to related parties	-	(396,000)

Net cash (used) in financing activities	-	(753,000)

Net increase (decrease) in cash	248,000	(716,000)
Cash, beginning of period	871,000	1,559,000

Cash, end of period	$1,119,000	$843,000

Supplemental Cash Flow Information
	Nine Months Ended
	September 30,
	2012	2011
Cash paid for interest	$-	$62,000
Cash paid for income taxes	$2,000	$-

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 is unaudited, and the balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

Stock-based compensation expense has been recorded in the various categories as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$6,000	$-	$19,000	$2,000
Sales and marketing	2,000	2,000	6,000	8,000
Research and development	3,000	3,000	8,000	7,000
General and administrative	7,000	13,000	29,000	28,000
Total stock-based compensation expense	$18,000	$18,000	$62,000	$45,000

Impact on basic income per common share	$0.00	$0.00	$0.00	$0.00
Impact on diluted income per common share	$0.00	$0.00	$0.00	$0.00

During the nine months ended September 30, 2012, options to purchase 160,000 shares of the Company’s common stock were granted to the Company’s employees and directors, with exercise prices ranging from $0.13 to $0.19 per share.

The total stock-based compensation costs from vesting restricted stock shares in the nine month periods of September 30, 2012 and 2011 was $13,000 and $26,000 respectively.

As of September 30, 2012, the total unrecognized compensation cost related to non-vested stock-based awards was $163,000. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

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

The following table sets forth the computation of diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$4,000	$3,000	$48,000	$518,000
Denominator:
Basic weighted average shares outstanding	45,727,000	45,318,000	45,716,000	45,178,000
Effect of dilutive securities:
Stock options	731,000	847,000	702,000	1,140,000
Unvested restricted stock	-	209,000	-	259,000
Diluted weighted average shares outstanding	46,458,000	46,374,000	46,418,000	46,577,000

Net income per share
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

Potentially dilutive securities representing approximately 3,031,000 and 1,173,000 shares of common stock at September 30, 2012 and 2011, respectively, were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 4 – NOTES PAYABLE

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of September 30, 2012, the Company had no borrowings against the line of credit.

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

The line of credit agreement also contains numerous negative covenants restricting certain actions by the Company without the bank’s consent, such as are typically included in similar loan agreements, including restrictions on the payment of dividends, restrictions on incurring additional debt, prohibitions restricting major corporate transactions, including a sale of the business, and a requirement that the Company retain certain key employees.

At September 30, 2012, the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 185,000 and 476,000 vested restricted stock awards for which shares of common stock have not been issued as of September 30, 2012 and December 31, 2011, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2012 and 2011, the Company had the following revenues from two customers that were also shareholders of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
New software licenses	$117,000	$68,000	$210,000	$293,000
Software license updates and product support	51,000	21,000	103,000	74,000
Total software revenues	$168,000	$89,000	$313,000	$367,000

The Company had accounts receivable from one customer that was also a shareholder totaling $98,000 at September 30, 2012. The Company had accounts receivable from two customers that were also shareholders totaling $58,000 at December 31, 2011.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, which approximates fair value because of the immediate or short-term maturities of the financial instruments included in this category.

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

In September 2011, the FASB issued new guidance on the annual testing of goodwill for impairment. The guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The Company will apply this guidance when testing goodwill for impairment for the year ending December 31, 2012, and the Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

NOTE 9 – SUBSEQUENT EVENTS

            Management has evaluated events through the date the condensed consolidated financial statements were filed with the Securities and Exchanges Commission and concluded there were no subsequent events to report in the notes to the financial statements.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011 and the Company’s financial position at September 30, 2012. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Operations Review

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
New software licenses	$890,000	68%	$922,000	52%	$2,964,000	69%	$3,853,000	63%
Software license updates and product support	278,000	21%	249,000	14%	736,000	17%	686,000	12%
Total software revenues	1,168,000	89%	1,171,000	66%	3,700,000	86%	4,539,000	75%
Professional services	146,000	11%	598,000	34%	619,000	14%	1,552,000	25%
Total revenues	$1,314,000	100%	$1,769,000	100%	$4,319,000	100%	$6,091,000	100%

Total revenue decreased by $455,000, or 26%, to $1,314,000 for the three months ended September 30, 2012, compared to total revenue of $1,769,000 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, total revenue decreased by $1,772,000 or 29% to $4,319,000 from $6,091,000 for the nine months ended September 30, 2011. On a sequential basis, total revenue decreased by $103,000, or 7%, compared to the three months ended June 30, 2012. The decrease in revenue for the first half of the year was aligned with industry analysts’ 2012 forecasts for the overall semiconductor capital equipment market to decline 10-20% year-over-year, along with declines in the PV and HB-LED capital markets of 60% and 40%, respectively. At the start of 2012, industry analysts predicted that the semiconductor capital equipment market would experience solid growth in the second half of 2012. While we hoped this consensus would be correct, the Company maintained a conservative operating plan, since Cimetrix’s experience is that the semiconductor manufacturing market is highly efficient and can change quickly in response to global economic conditions, which is what happened. Data from trade organizations and leading equipment makers indicates that the semiconductor capital equipment industry slowed around 15-20% from the second to the third quarter of 2012.

New software license revenue includes the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue decreased by $32,000, or 3%, to $890,000 for the three months ended September 30, 2012, compared to new software license revenue of $922,000 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, new software license revenue decreased $889,000 or 23% to $2,964,000 from $3,853,000 for the nine months ended September 30, 2011.  On a sequential basis, new software license revenue decreased by $216,000, or 20%, compared to the three months ended June 30, 2012, which was in line with the general industry trends. As expected, new software license revenue decreased significantly year-over-year, and was aligned with industry analysts’ 2012 forecasts for the overall semiconductor capital equipment market to decline 10-20% year over-year, along with declines in the PV and HB-LED capital markets of 60% and 40%, respectively.

Revenue associated with software license updates and product support increased by $29,000, or 12%, to $278,000 for the three months ended September 30, 2012 as compared to $249,000 for the same period in 2011. For the nine months ended September 30, 2012, revenue associated with software license updates and product support increased 7% over the nine months ended September 30, 2011. The increase in revenue from software license updates and product support was a result of new customers added since September 30, 2011.

Total software revenue decreased to $1,168,000 for the three months ended September 30, 2012, as compared to $1,171,000 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, software revenue decreased to $3,700,000 as compared to $4,539,000 for the nine months ended September 30, 2011. Again, this decrease in revenue is attributable to the overall decline in the semiconductor, PV and HB-LED capital equipment markets since the second half of 2011.

Similarly, professional services revenue decreased, year-over-year for the nine months ended September 30, 2012. The decrease in professional services contracts is partially due to the overall decline in the semiconductor, PV and HB-LED industry as equipment makers look to save costs. While Cimetrix is a software products company, professional services is a complementary service we offer to assist customers in using Cimetrix products. Some customers purchase Cimetrix software development kits and perform the integration work themselves. Other customers will only purchase Cimetrix products if Cimetrix is also able to provide professional services assistance. Professional service projects are difficult to forecast and are subject to wide fluctuations in revenue.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total Revenues	100%	100%	100%	100%

Operating costs and expense:
Cost of revenues	38	49	42	44
Sales and marketing	17	15	17	13
Research and development	23	19	17	17
General and administrative	21	16	21	16
Depreciation and amortization	1	1	1	1

Total operating costs and expenses	100	100	98	91

Income from operations	-	-	2	9
Other expense, net	-	-	-	-
Total other expenses, net	-	-	-	-

Income before income taxes	-	-	2	9
Provision for income taxes	-	-	-	-

Net income	-%	-%	2%	9%

       The Company reported net income of $4,000 for the three months ended September 30, 2012, compared to $3,000 for the three months ended September 30, 2011.As stated earlier, a recent pull-back in the semiconductor, PV and HB-LED capital markets that began in the middle of 2011 impacted our 2012’s revenues and operating results. The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended September 30, 2012 and September 30, 2011, stock-based compensation expense was $18,000 for both periods, and depreciation and amortization expense was $17,000 and $13,000, respectively. The Company reported net income of $48,000 for the nine months ended September 30, 2012 as compared to the net income of $518,000 for the nine months ended September 30, 2011. For the nine-month periods ended September 30, 2012 and September 30, 2011, the stock-based compensation expense was $62,000 and $45,000, respectively and depreciation and amortization expense was $48,000 and $36,000 respectively.

              The Company generated net cash from operating activities totaling $272,000 for the nine months ended September 30, 2012, compared to net cash from operating activities of $93,000 for the nine months ended September 30, 2011.

Cost of Revenues

The Company's cost of revenue for the three months ended September 30, 2012 decreased by $368,000, or 42% to $504,000 from $872,000 for three months ended September 30, 2011. For the nine-month periods ended September 30, 2012 and September 30, 2011, the Company’s cost of revenues decreased by $836,000, or 32 % to $1,817,000 from $2,653,000. This decrease was primarily a result of the decrease in revenues over the same periods, but was also impacted by investments in our current products and the reduction of the use of service partners to augment our engineering team to deliver Professional Services netted against the increased head-count and related payroll and benefit costs. Cost of revenue as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $31,000, or 12%, to $226,000 during the three months ended September 30, 2012, from $257,000 during the three months ended September 30, 2011. During the nine months ended September 30, 2012, sales and marketing expenses decreased $73,000 or 9% to $736,000 from $809,000. The decrease was primarily a result of reduced commissions on lower revenues offset by increased costs for our Japan operations. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $35,000 or 11%, to $296,000 during the three months ended September 30, 2012, from $331,000 during the three months ended September 30, 2011. During the nine months ended September 30, 2012, research and development expenses decreased $305,000 or 29% to $746,000 from $1,051,000 for the nine months ended September 30, 2011. The decrease was primarily due to the reduction of use of service partners to augment our engineering team. Because Cimetrix was able to significantly strengthen its balance sheet during the last up cycle, the Company has been able to maintain its highly experienced staff of research and development engineers and has been using this down cycle to continue investing in new technologies and new products to better position the Company for future growth. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $20,000 or 7%, to $268,000 in the three months ended September 30, 2012, from $288,000 in the three months ended September 30, 2011. During the nine months ended September 30, 2012, general and administrative expenses decreased $71,000 or 7% to $919,000 from $990,000 for the nine months ended September 30, 2011. The decrease was primarily due to lower profit sharing costs related to net income. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $4,000 or 31% to $17,000 in the three months ended September 30, 2012, from $13,000 in the three months ended September 30, 2011. During the nine months ended September 30, 2012, depreciation and amortization increased $12,000 or 33% to $48,000 from $36,000 in the nine months ended September 30, 2011. The increase is a result the Company’s investment in equipment upgrades and new financial software.

Other Income (Expense)

The Company had no interest expense for the three and nine months ended September 30, 2012. Interest expense for the three and nine months ended September 30, 2011 was $6,000 and $37,000, respectively. The decrease in interest expense for the three months and nine months ended September 30, 2012, compared to the same periods in 2011 was due to the repayment of the Company’s Senior Notes in July 2011.

Interest income for the three months ended September 30, 2012 and 2011 was $1,000. During the nine months ended September 30, 2012, interest income was $1,000 compared to $3,000 for the same period in 2011. The 2012 decrease in interest income was a result of lower cash reserves.

Liquidity and Capital Resources

At September 30, 2012, the Company had current assets of $1,775,000, including cash of $1,119,000, and current liabilities of $662,000, resulting in a working capital of $1,113,000. Excluding deferred revenue of $408,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, the Company’s current assets exceeded current liabilities by $1,521,000 at September 30, 2012.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of September 30, 2012, the Company had no borrowings against the line of credit.

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

At September 30, 2012, the Company was in compliance with all covenants.

Results of Operations and Cash Flows – The Company has been profitable on a quarterly basis for over three years, beginning in mid-2009. As of September 30, 2012, the Company had total stockholders’ equity of $1,295,000. During the three months ended September 30, 2012, the Company reported net income of $4,000 compared to $3,000 for the same period in 2011. During the nine months ended September 30, 2012, the Company reported net income of $48,000 compared to $518,000 for the same period in 2011. The Company generated net cash from operating activities of $272,000 for the nine months ended September 30, 2012 as compared to $93,000 for the same period in 2011.

Net cash used in investing activities during the nine months ended September 30, 2012, was $24,000.  Net cash used in investing activities during the nine months ended September 30, 2011, was $56,000 and consisted of hardware and software upgrades.

Net cash used in financing activities for the nine months ended September 30, 2012 was $0, compared to $753,000 for the nine months ended September 30, 2011, which was comprised of $19,000 in proceeds from the issuance of common stock related to the exercise of Senior Note warrants, payments of debt to related parties of $396,000 and payments of debt of $376,000.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,839,000 during the nine months ended September 30, 2012, representing 43% of the Company’s total revenues, compared to $2,667,000 or 44%, of total revenues during the same period in 2011. Most of Cimetrix’s PV and HB-LED sales came from customers outside the United States and the decrease in foreign customer sales year over year is mainly attributable to the significant downturn in the PV and HB-LED markets as described in the Operations Review section above. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first nine months of 2012 decreased 29% compared to the first nine months of 2011, reflecting the significant decline in the semiconductor, PV and HB-LED capital equipment markets beginning in the second half of 2011. Revenues from software license updates and product support increased on a quarterly and annual basis over 2011 as Cimetrix continues to expand its customer base. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

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

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are evolving and specialized. There can be no assurance that the markets for industrial motion control, factory connectivity, and equipment control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
10.2	First Amendment to Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated *
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated November 7, 2012*
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

Dated: November 14, 2012

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)