Form 10-K
period 2012-12-31
CIMETRIX INC
filed 2013-04-01
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No [X]

As of March 15, 2013, the registrant had 45,567,006 shares of its common stock, par value $.0001, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $4,935,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not intended to be determinative nor conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 15, 2013, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED
FORM 10-K

For the Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue,” or similar expressions. In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. All forward-looking statements speak only as of the date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements and risks included in this Form 10-K, including under “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date the statement is made or to reflect the occurrence of unanticipated events, other than as required by law.

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

Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits (SDK’s), the ongoing runtime licenses for each machine shipped with Cimetrix software, and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with training and mentoring to assist them in using Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused over the past several years on the global semiconductor and electronics industries, which includes the PV and HB-LED markets.

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

Based upon data from SEMI, the total worldwide revenue for the semiconductor equipment industry fell from $42.8 billion in 2007 to $16 billion in 2009, and then recovered to $39.9 billion in 2010 and $43.5 billion in 2011. However, the industry declined approximately 12% in 2012 to $38.2 billion. Industry analysts recognizing a great deal of uncertainty in the market, are projecting anywhere from a decline of 10% to an increase of 5% in projected revenue for semiconductor equipment this year. However, the consensus of the top industry analysts at SEMI, Gartner, and IC Insights is for long-term growth through 2016.

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

The world’s largest chip makers are now planning to move to larger 450mm wafers. As semiconductor companies consider this major transition, they expect to maintain the current factory connectivity solutions Cimetrix already offers, but due to the increased costs and complexity associated with even larger wafers, the equipment manufacturers may need to upgrade their equipment control solutions, which could provide additional opportunities for the Company’s products.

PV & HB-LED Industries

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

The Company has benefited significantly since 2007 with this market diversification. However, both the PV and HB-LED markets are currently in a downswing and are not expected to provide growth in the Company’s revenue in 2013. The PV equipment market declined approximately 60% in 2012, and is projected to be flat in 2013. SEMI projects the market for HB-LED equipment will decline between 5-10% in 2013, with further declines in 2014. Even with this downturn, we believe both industries present long-term growth opportunities for the software products we have developed for the semiconductor industry

Electronics Industry

In addition to the semiconductor, PV and HB-LED industries, the Company serves customers in a wide variety of electronics industries, including surface mount technology, small parts assembly, disk drive, and specialized robotics. All of these industries use some portion of the SEMI connectivity standards, with varying adoption levels from factory to factory. This varying level of adoption of SEMI standards is in contrast to semiconductor 300mm manufacturing which now requires the use of a large number of the SEMI standards. Increasing adoption rates of the SEMI standards in these other electronics industries will increase the market for Cimetrix factory connectivity products. In addition, they also offer growth opportunities for Cimetrix equipment control products.

Notable Achievements of 2012

As we look back on 2012 with this historical perspective, we feel proud of our key accomplishments:

•
Maintained a Strong Balance Sheet. The Company paid off its long-term debt in August 2011. Even in a year in which the semiconductor equipment industry contracted, we were able to maintain profitability on a quarterly basis and incrementally improve our cash position and stockholders’ equity.

•
Continued Cimetrix leadership in the adoption of the SEMI EDA/Interface A standard. The E164 SEMI standard, driving OEMs to support the common metadata standard for equipment models, was adopted in mid-2012. Due to Cimetrix’s product leadership, and our position on the forefront of the SEMI standards committee, we were able to release the new CIMPortal 2 software development kit in Q4 2012 to support our customers working with semiconductor fabs requiring the E164 standard.

•
Growth in Cimetrix equipment control solutions. Cimetrix achieved several new design wins for CIMControlFramework equipment automation software. The most significant growth in activity and new designs was in Japan, obtained in cooperation with one of our distributors, Rorze.  In addition, the Company released a new version of CIMControlFramework software to further improve the user experience.

•
Continued drive for increased business in Asia. New design wins in Japan and China for factory connectivity software fueled revenue growth in Asia. We will continue to drive for new business in the region to capitalize on growth in semiconductor and solar equipment.

•
Implemented new Professional Services strategy to support our customer base.  Cimetrix established a global network of service providers trained in Cimetrix products that are able to provide services to assist customers with software development activities. While this strategy reduces Cimetrix services revenue, it enables us to focus on sustaining and enhancing current product lines, as well as R&D for exciting new products that will fuel long-term growth.

•
Expanded the Customer Support and Software Quality organizations. The Company increased its staff charged with customer support and software quality to better support the growing international customer base, improve product quality and enhance the user experience.

•
Invested over $1M in R&D for new product initiatives for future growth. The Company continues to invest in new product development to support our customers’ requirements for the long term. Cimetrix developed a new version of CIMPortal to help drive adoption of the SEMI EDA/Interface A connectivity standards, as well as invested in next generation software products. In addition, the Company continues to collaborate closely with ISMI on projects such as Fingerprinting (Equipment Health Monitoring) and Wait Time Waste Reference Implementation (WTWRI).

Cimetrix Product Line

Equipment Control

CIMControlFramework is an equipment control software framework based on the latest Microsoft .NET technology. It allows OEMs to meet the supervisory control, material handling, platform and process control, and factory automation requirements of the fabrication facilities or fabs. Developers can leverage framework components through configuration and extension, or customize when unique requirements exist. CIMControlFramework, unlike one-off solutions, is supported and maintained with upgrades, improvements, and performance enhancements. With a data-driven architecture at the core of the framework, data generated at any point on the equipment can be quickly and easily accessed by any other module or external application. CIMControlFramework is one of the Cimetrix flagship products, and benefited from our significant development investment in 2012. The CIMControlFramework 3.7 release uses the Microsoft Visual Studio 2010 development environment and compiles with .NET 4.0 libraries. There have been significant updates to the development environment and the graphical user interface (GUI), as well as functionality and training labs.

Factory Connectivity

CIMConnect is designed for general purpose equipment connectivity and enables production equipment in the semiconductor and electronics industries to communicate data to the factory’s host computer through the SEMI defined SECS (SEMI Equipment Communication Standard), GEM (Generic Equipment Model), and PV2 (new photovoltaic equipment communication standard based on SECS/GEM) standards. CIMConnect can also support other emerging communications standards for maximum flexibility. In addition, it supports multiple-host interfaces simultaneously, which allows customers to support legacy, custom, and GEM interfaces. CIMConnect is used in semiconductor wafer fabrication, semiconductor back-end (test, assembly, and packaging), flat panel display, surface mount technology, HB-LED, PV, and disk drive manufacturing.

TESTConnect™ is a SECS/GEM host emulator used to test equipment to ensure compliance with the SECS standards. TESTConnect simplifies the process of testing SECS implementations through the use of an intuitive, graphical user interface and menu-driven screens that allow customers to construct message sets and test them without any programming.

SECSConnect™ is a software product used by equipment suppliers for sending/receiving SECS messages, and fabs for developing host-side software applications gathering data using the SECS standard.

The CIM300™ software development kit is used by manufacturers of the 300mm semiconductor equipment that allows for quick implementation of the required 300mm SEMI standards, including E39, E40, E87, E90, E94, E116, E148, and E157. These SEMI standards allow for the full automation required in manufacturing 300 mm wafers. The CIM300 software development kit includes CIMConnect, TESTConnect, and SECSConnect.

CIMPortal™ is a software design kit for manufacturers of semiconductor equipment that allows for quick implementation of the Interface A, also known as EDA (Equipment Data Acquisition), SEMI standards, including E120, E125, E132, E134, E138, E147, and E164. Interface A specifies a new port on equipment that provides detailed structured data that can be used for advanced process control, e-diagnostics, and other equipment engineering service applications. These software applications are becoming critical to the fabs as shorter ramp times are required. CIMPortal is a SEMI standards-compliant Interface A data collection and routing product with high-speed distributable data collection modules, equipment modeling tools, and a rich set of rules-based security and optimization features. A new version of the CIMPortal 2 software was developed in 2012 to support the semiconductor equipment OEMs that need to support the SEMI E164 common metadata standard for equipment models.The E164 standard, approved in mid-2012, was developed to encourage companies using EDA/Interface A connections to use a more consistent and high-quality definition of their equipment models, as represented in the metadata file. Developers can use the MCA, available from ISMI, to validate the equipment models they generate.

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

Large equipment suppliers that choose to create their own connectivity software solutions and do not purchase third-party products are indirect competitors. For example, Applied Materials is the largest semiconductor capital equipment manufacturer and typically develops all of its equipment control and connectivity software internally. There are also a number of integration companies that offer products and/or services that meet the equipment control and factory connectivity needs of OEMs. Companies that compete with Cimetrix in certain products and/or markets include Rudolph Technologies, AIS Automation (a Roth & Rau company), Yokogawa, NeST, Altastream, Kornic and other smaller regional companies.

Sales and Marketing

Sales and marketing operations are conducted under the direction of the Company’s Executive Vice President of Sales and Marketing, David P. Faulkner. Sales and marketing is responsible for sales, product marketing, product management and customer support. The Company's sales offices are located in Salt Lake City, Utah and Boston, Massachusetts. In addition, in 2010, the Company opened Cimetrix Japan K.K. to increase sales and provide even greater customer support to our growing base of Japanese equipment suppliers. The Company also has 2 distributors in Japan and sales representation in Europe.

Software Engineering

Software engineering operations are conducted under the direction of the Company’s Vice President of Software Engineering, Paul A. Johnson. Software engineering is responsible for management of all software engineering activities, including research and development, product development, software quality assurance and professional services.

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

Major Customers and Foreign Sales

During 2012, no single customer accounted for 10% or more of the Company’s total revenues. During 2011, two customers accounted for 23% (11% and 12%, respectively) of the Company’s total revenues. These customers are not affiliated with the Company.

The following table summarizes domestic and export sales as a percent of total sales for the years ended December 31, 2012 and 2011:

Years Ended December 31,	2012	2011
Domestic sales	59%	58%
Export Sales	41%	42%

In 2012, a majority of the Company's export sales were payable in United States dollars so the Company’s exposure to currency fluctuations with respect to its accounts receivables was minimal.

In 2012, sales to customers in Japan accounted for 12% of total sales. In 2011, sales to customers in Germany accounted for 14% of total sales.

Personnel

As of December 31, 2012, the Company had 33 direct employees. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and Cimetrix considers its relations with its employees to be favorable.

Executive Officers of the Registrant

Officer Name	Position	Age
Robert H. Reback	CEO and President	53
Jodi M. Juretich	CFO, Secretary and Treasurer	50
David P. Faulkner	Executive Vice President	57
Paul A. Johnson	Vice President of Software Engineering	57

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

Jodi M. Juretich joined Cimetrix in May 2007 and was promoted to Chief Financial Officer in November 2008. Ms. Juretich has a strong background of over 10 years in executive accounting management for private high-growth companies as well as 10 years of public accounting experience. Prior to joining Cimetrix, Ms. Juretich was vice president of finance for two venture funded private companies and general manager for a subsidiary of Monster.com. She has played key roles in raising venture capital in start-up organizations and led Cimetrix in implementing and managing Sarbanes-Oxley compliance requirements. She currently sits on the Executive Board of Directors for the Utah Foster Care Foundation. Ms. Juretich holds a Bachelor of Science degree in Business Management from Westminster College.

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

Paul A. Johnson joined Cimetrix in July 2010.  Mr. Johnson has 25 years of experience in software development in a variety of industries, including semiconductor, telecommunications, and finance. Mr. Johnson has an extensive development and management background working in .NET/C#, and Agile development methodologies, as well as object-oriented design and implementation techniques. Throughout his career, Mr. Johnson has led many software product engineering organizations, both large and small, serving in roles such as primary developer, team lead, principal architect, and executive manager. Mr. Johnson specializes in the application of mature software development technologies and processes as well as incorporating new techniques where they prove successful. Mr. Johnson has a Bachelor of Science degree in Physics from the United States Military Academy, a Master of Science in Aerospace Engineering from the Georgia Institute of Technology, and a Master of Science in Molecular and Cell Biology from University of Texas, Dallas.

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

Cimetrix has an accumulated operating deficit of $32,303,000 at December 31, 2012. The Company’s future liquidity is dependent on sustaining positive cash flows from operations and, to the extent necessary, obtaining additional external financing through the issuance of debt or equity securities or drawing on the current line of credit. See “Liquidity and Capital Resources” discussion in Item 7.  If the Company is unable to sustain the cash flow necessary to support future operations and meet its research and development needs, its future operations would be materially adversely affected.

The semiconductor capital equipment market is highly cyclical.

Cimetrix’s largest single source of revenue is the highly cyclical semiconductor capital equipment industry. The semiconductor capital equipment industry periodically has severe and prolonged downturns which can cause the Company’s operating results to fluctuate significantly. The Company is also exposed to risks associated with industry overcapacity, including reduced capital expenditures, decreased demand for the Company’s products, and potential delays by customers paying for the Company’s products. Cimetrix’s business depends in significant part upon the capital expenditure decisions of manufacturers of semiconductor devices, including manufacturers that open new, or expand existing, facilities. Periods of overcapacity and reductions in capital expenditures cause decreases in demand for the Company’s products and services.

The Company is reliant on software license revenue associated with OEM shipments.

During the past two years, the Company has obtained over 70% of its revenue from software license revenue associated with the shipment of equipment by its customers. The 2010 global economic environment increased the demand for electronic devices by consumers and businesses, resulting in dramatic increases in year-over-year spending on capital equipment which continued into the first half of 2011. This trend reversed in the second half of 2011 and the semiconductor capital equipment market decreased in 2012. Our ability to accurately predict future economic conditions beyond the next three months is particularly low due to the wide variability of macro-economic forces including the global economy, changes in technology, government regulations impacting our target industries, and inventory levels of electronics products.

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

The Company’s markets are affected by industry consolidation

We have seen companies acquire other companies in the industry, such as Tokyo Electron Ltd. (TEL) purchasing Nexx and FSI, and Lam Research acquiring Novellus. This process of industry consolidation can impact sales strategies and affect our momentum toward winning new customer designs, whether our sales focus is the acquirer or the company being purchased. In addition, Cimetrix products could be replaced with another solution as a result of a consolidation, causing Cimetrix to lose runtime revenue.

The Company’s markets are characterized by rapid technological changes.

The markets for Cimetrix’s products are new and emerging, and as such, these markets are characterized by rapid technological change, evolving requirements, developing industry standards, and new product introductions. The dynamic nature of these markets can render existing products obsolete and unmarketable within a short period of time. Accordingly, the life cycle of the Company's products is difficult to estimate. The Company's future success depends in large part on its ability to enhance its products and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and gain a competitive advantage.

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

Publicly-held companies are subject to increasing regulatory and disclosure requirements. Meeting these requirements is time consuming and may require the Company to hire additional personnel and obtain additional legal, accounting, and advisory services, all of which may cause the Company’s general and administrative costs to increase. Compliance with existing and future regulatory requirements may adversely affect the operating results of the Company.

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

ITEM 2. PROPERTIES

The Company’s principal offices are located in a leased facility at 6979 South High Tech Drive, Salt Lake City Utah. The present facility consists of approximately 17,000 square feet and expires on September 30, 2014. All operations of the Company are conducted from its headquarters, with satellite offices located in California, Massachusetts, Texas and Yokohama-shi, Kanagawa, Japan.

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

Period (Calendar Year)	Price Range

	High	Low
2011
First quarter	$.45	$.22
Second quarter	$.42	$.30
Third quarter	$.40	$.18
Fourth quarter	$.26	$.14

2012
First quarter	$.22	$.14
Second quarter	$.20	$.08
Third quarter	$.25	$.09
Fourth quarter	$.20	$.12

On March 15, 2013, the closing bid quotation for the Company’s common stock on the OTCQB market place was $0.15 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

On March 15, 2013, there were 45,567,006 shares of common stock outstanding held by approximately 642 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

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

The following table summarizes the Company’s equity compensation plan as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Issued as Restricted Stock Grants (1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (2)	3,052,194	$.21	2,692,986	1,223,049

(1)  During the years ended December 31, 2012 and 2011, restricted stock awards for a total of 0 and 92,750 shares of the Company’s common stock were granted, with vesting periods ranging from immediately on issuance to 12 months.

(2)  A total of 9,250,000 shares of common stock have been reserved for issuance under the Plan. To date, a total of 5,085,944 options and 2,692,986 restricted stock have been granted and 248,021 options have been exercised under the Plan.

A total of 9,250,000 shares of common stock have been reserved for issuance under the Plan and all shares are registered under Form S-8 registration statements, filed on August 27, 2004, June 11, 2010, and June 23, 2011.

Recent Sales of Unregistered Securities

The Company did not have any sales of unregistered securities in 2012.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2012 and 2011, and the Company’s financial position at December 31, 2012. The information includes discussions of sales, expenses, capital resources, and other significant financial items.

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

Revenue Recognition

The Company derives revenues from two primary sources, software and professional services. Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support. The Company has “off-the-shelf” software packages in the equipment control and factory connectivity product lines. Equipment control products include items such as CIMControlFramework, CIMControl, and CIMulation. Connectivity products include items such as CIM300, CIMConnect, and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products. Software license updates and product support are typically annual contracts with customers that are paid in advance, which provides the customer access to new software releases, maintenance releases, patches, and technical support personnel. Professional service sales are derived from services that provide customers with training and mentoring to assist them in using Cimetrix software products.

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

For sales with a bundled package of new software licenses, software license updates,  product support, and professional services, revenue is first allocated to software license updates and product support and professional service obligations at fair market value. The remaining amount is applied to new software license revenue. Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment. Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months. Revenue from professional services is recognized as services are performed. Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers. On occasion, extended payment terms will be offered. If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $20,000 as of December 31, 2012 and 2011. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

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

In 2012 and 2011, the Company did not have any impairment of its long-lived assets.

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. Income tax expense did not increase significantly as a result of the Company’s net income for the year ended December 31, 2012 because of the net operating loss carry-forwards. At December 31, 2012, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $7,686,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

Cimetrix reported net income of $68,000 for the year ended December 31, 2012, compared to net income of $539,000 for the year ended December 31, 2011. The net income for 2012 and 2011 includes non-cash expenses related to stock-based compensation of $82,000 and $68,000 for the years ended December 31, 2012 and 2011, respectively. The net income for 2012 and 2011 also includes non-cash expenses for depreciation and amortization of $65,000 and $52,000, respectively. The increase in depreciation and amortization from the prior year was due to investment in property and equipment in 2011 and 2012.

Net cash provided by operating activities was $180,000 and $142,000 for the years ended December 31, 2012 and 2011, respectively.

Results of Operations

The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Consolidated Statements of Income for each of the two preceding fiscal years.

	Years Ended December 31,
	2012	2011
Total Revenues	100%	100%

Operating costs and expense:
Cost of revenues	40	45
Sales and marketing	18	14
Research and development	18	16
General and administrative	21	17
Depreciation and amortization	2	1

Total operating costs and expenses	99	93

Income from operations	1	7
Other income (expense), net	-	-
Total other expenses, net	-	-

Income before income taxes	1	7
Provision for income taxes	-	-

Net income	1%	7%

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Years Ended December 31,
	2012		2011
New software licenses	$3,945,000	70%	$4,673,000	60%
Software license updates and product support	1,007,000	18%	946,000	12%
Total software revenues	4,952,000	88%	5,619,000	72%
Professional services	687,000	12%	2,199,000	28%
Total revenues	$5,639,000	100%	$7,818,000	100%

Total revenues for 2012 decreased $2,179,000 or 28%, to $5,639,000, from $7,818,000 in 2011. As the above table indicates, the decrease in net sales in 2012 as compared to 2011 was attributed primarily to decreased revenues for professional services due to the overall decline in the semiconductor, PV and HB-LED industry as equipment makers looked to save cost. In addition, there was a decline in our  software license revenue associated with our customer’s reduced machine shipments. While Cimetrix is primarily a software products company, professional services is a complementary service we offer to assist customers in using Cimetrix products. The mix of revenue categories is subject to change on a year-to-year basis.

The market for semiconductor capital equipment, our largest single source of revenue for the past several years, declined approximately 12% year-over-year, which led to reduced software license revenues. Cimetrix revenues associated with software license updates and product support increased 6% year-over-year as the Company added incremental new customers.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the years ended December 31, 2012 and 2011 was 40% and 45%, respectively. Cost of revenues decreased $1,220,000 or 35%, to $2,276,000 for 2012, from $3,496,000 for 2011. This decrease was primarily a result of the decrease in revenues over the same periods, but was also impacted by investments in our current products and the reduction of the use of service partners to augment our engineering team to deliver Professional Services netted against increased head-count and related payroll and benefit costs. Cost of revenues is higher for professional services compared to software sales and the cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $108,000 or 10%, to $1,022,000 in 2012, from $1,130,000 in 2011. The decrease was primarily a result of reduced commissions from lower revenues offset by increased costs for our Japan operations. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $232,000 or 18%, to $1,029,000 in 2012, from $1,261,000 in 2011. The decrease was primarily due to the reduction of use of service partners to augment our engineering team. Because Cimetrix was able to significantly strengthen its balance sheet during the last up cycle, the Company has been able to maintain its highly experienced staff of research and development engineers and used the down cycle to continue investing in new technologies and new products to better position the Company for future growth. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $105,000, or 8%, to $1,185,000 in 2012, from $1,290,000 in 2011. The decrease was primarily due to lower profit sharing costs related to the decrease in net income as well as a reduction in facility costs in the last quarter of 2012. General and administrative expenses include all direct costs for administrative and accounting personnel and all rents and utilities for maintaining Company offices. The Company continues to incur general and administrative expenses related to its public company status and Sarbanes-Oxley internal controls compliance activities.

Depreciation and Amortization

Depreciation and amortization expense increased $13,000, or 25%, to $65,000 in 2012 from $52,000 in 2011. Since 2010, the Company has been investing in software and equipment upgrades, resulting in increased depreciation and amortization expense in 2012 and 2011. The acquisition cost associated with these upgrades is reflected in the cash flows used in investing activities.

Other Income (Expense)

Cimetrix earned $1,000 and $3,000 in interest income in 2012 and 2011.

In 2012, the Company reported $12,000 in other income from its Japan subsidiary, Cimetrix Japan K.K. due to a Japanese tax law, whereby companies are exempt from turning over collected consumption tax to the government if annual revenues do not meet regulatory thresholds, which we were below for 2012.

Interest expense decreased $41,000 or 98%, to $1,000 in 2012, compared to $42,000 in 2011. The decrease in interest expense in 2012 compared to 2011 was due to the Senior Notes being paid in full in August 2011.

Liquidity and Capital Resources

At December 31, 2012, the Company had current assets of $1,787,000, including cash of $1,027,000, and current liabilities of $617,000 resulting in a working capital of $1,170,000. Current liabilities include deferred revenue of $338,000 at December 31, 2012, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds other than the payment of employee expenses and other costs necessary to provide the support.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of December 31, 2012, the Company had no borrowings against the line of credit.

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

At December 31, 2012, the Company was in compliance with all covenants.

Liquidity – In the past, the Company incurred net losses and negative cash flows from operations; however, the Company has reported 14 consecutive quarters of net income since 2009. As of December 31, 2012, the Company had an accumulated deficit of $32,303,000 and total stockholders’ equity of $1,335,000. During the year ended December 31, 2012, the Company reported net income of $68,000 and generated net cash from operating activities of $180,000. Management believes the existing cash, anticipated cash flows from operations and available borrowings from the line of credit will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to maintain profitable operations and generate positive operating cash flows sufficient to meet operating obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Net cash generated by operating activities for the year ended December 31, 2012 was $180,000, compared to net cash generated by operating activities of $142,000 for the year ended December 31, 2011.

Net cash used in investing activities for the year ended December 31, 2012 and 2011 was $24,000 and $73,000, respectively, and is primarily related to investments in software and equipment upgrades.

The Company did not have any cash flows from financing activities in 2012. Net cash used in financing activities was $757,000 for the year ended December 31, 2011, composed of Senior Note repayments of $777,000 offset by $20,000 in proceeds received from the exercise of warrants related to Senior Notes.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $2,340,000 during the year ended December 31, 2012, representing 41% of the Company’s total revenues, compared to $3,270,000, or 42%, of total revenues during the year ended December 31, 2011. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Contractual Obligations and Commitments

The future contractual obligations of the Company as of December 31, 2012 are as follows:

	Payments Due by Period
	2013	2014	Total
Operating lease obligations	$68,000	$50,000	$118,000
Total contractual cash obligations	$68,000	$50,000	$118,000

Recently Issued Accounting Standards

See Note 1 of our notes to consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Factors Affecting Future Results

Total revenues for 2012 decreased 28% compared to 2011, reflecting the significant decline in the semiconductor, PV and HB-LED capital equipment markets beginning in the second half of 2011. Revenues from software license updates and product support increased on a quarterly and annual basis over 2011 as Cimetrix continues to expand its customer base. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

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

The Company continues to pursue customers through its professional services group, which is now focused on training and coaching our OEM customers in the use of Cimetrix products instead of implementing turnkey solutions. This approach prepares the OEM customer to quickly address changing needs from their customers.  We established a set of integration partners for those customers who do require a turnkey solution.  This change in strategy allows us to focus on delivering great products.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our critical accounting policies and judgments, which were discussed above. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 1 of our notes to consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company called for by this item are contained in a separate section of this report. See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, Cimetrix conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, other than the information regarding executive officers and directors which is contained in Part I of this report, is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2013 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
21	List of Subsidiaries (4)
10.1	Loan and Security Agreement with Silicon Valley Bank (5)
10.2	Amended and Restated Loan and Security Agreement (6)
10.3	First Amendment to Amended and Restated Loan and Security Agreement (7)
10.4	Third Amendment to Amended and Restated Loan and Security Agreement (8)
10.5	Loan and Security Agreement dated September 27, 2011 (9)
10.6	First Amendment to Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated (10)
23.1	Independent Auditors’ Consent – HJ & Associates, LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the SecuritiesExchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated March 27, 2013*
101	Interactive Data Files*

______________________________________

*      Exhibits filed with this report.
(1) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4) Included in Notes to Consolidated Financial Statements contained in this filing
(5) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(6) Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated April 9, 2008
(7) Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 23, 2009
(8) Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K dated January 19, 2010
(9) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
(10) Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2013.

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

By: /S/ Jodi M. Juretich
Jodi M. Juretich Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	April 1, 2013
Robert H. Reback	(Principal Executive Officer)

/S/ Jodi M. Juretich	Chief Financial Officer	April 1, 2013
Jodi M. Juretich	(Principal Financial and Accounting Officer)

/S/ Scott C. Chandler	Director	April 1, 2013
Scott C. Chandler

/S/ Edward C. Grady	Director	April 1, 2013
Edward C. Grady

/S/ Michael B. Thompson	Director	April 1, 2013
Michael B. Thompson

CIMETRIX INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cimetrix Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Cimetrix Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 1, 2013

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2012	2011
Current assets:
Cash	$1,027,000	$871,000
Accounts receivable, net	642,000	944,000
Inventories	16,000	22,000
Prepaid expenses and other current assets	102,000	64,000
Total current assets	1,787,000	1,901,000

Property and equipment, net	81,000	122,000
Goodwill	64,000	64,000
Other assets	20,000	20,000

	$1,952,000	$2,107,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,000	$224,000
Accrued expenses	230,000	485,000
Deferred revenue	338,000	213,000
Total current liabilities	617,000	922,000

Total liabilities	617,000	922,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,567,006 and 45,234,256 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,683,000	33,601,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,303,000)	(32,371,000)
Total stockholders’ equity	1,335,000	1,185,000

	$1,952,000	$2,107,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011
Revenues:
New software licenses	$3,945,000	$4,673,000
Software license updates and product support	1,007,000	946,000
Total software revenues	4,952,000	5,619,000
Professional services	687,000	2,199,000

Total revenues	5,639,000	7,818,000

Operating costs and expenses:
Cost of revenues	2,276,000	3,496,000
Sales and marketing	1,022,000	1,130,000
Research and development	1,029,000	1,261,000
General and administrative	1,185,000	1,290,000
Depreciation and amortization	65,000	52,000

Total operating costs and expenses	5,577,000	7,229,000

Income from operations	62,000	589,000

Other income (expenses):
Interest income	1,000	3,000
Other income	12,000	-
Interest expense	(1,000)	(42,000)

Total other income (expenses), net	12,000	(39,000)

Income before income taxes	74,000	550,000

Provision for income taxes	6,000	11,000

Net income	$68,000	$539,000

Net income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of shares
outstanding:
Basic	45,718,000	45,243,000
Diluted	46,381,000	46,710,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012 and 2011

					Additional
	Treasury Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	25,000	$(49,000)	44,842,767	$4,000	$33,488,000	$(32,910,000)	$533,000
Stock-based compensation	-	-	-	-	68,000	-	68,000
Reclassification of prior periods restricted stock payable related to previously recognized stock compensation associated with restricted stock shares	-	-	-	-	25,000	-	25,000
Common stock issued for warrants exercised related to the Sr. Notes	-	-	391,489	-	20,000	-	20,000
Net income	-	-	-	-	-	539,000	539,000
Balance, December 31, 2011	25,000	(49,000)	45,234,256	4,000	33,601,000	(32,371,000)	1,185,000
Stock-based compensation	-	-	-	-	82,000	-	82,000
Issuance of common stock associated with fully vested restricted stock shares	-	-	332,750	-	-	-	-
Net income		-	-	-	-	68,000	68,000
Balance, December 31, 2012	25,000	$(49,000)	45,567,006	$4,000	$33,683,000	$(32,303,000)	$1,335,000
See accompany notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$68,000	$539,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	65,000	52,000
Stock-based compensation	82,000	68,000
Changes in operating assets and liabilities
Accounts receivable	302,000	(271,000)
Inventories	6,000	(22,000)
Prepaid expenses and other current assets	(28,000)	(25,000)
Accounts payable	(185,000)	(114,000)
Accrued expenses	(255,000)	(61,000)
Deferred revenue	125,000	(24,000)

Net cash provided by operating activities	180,000	142,000

Cash flows from investing activities:
Purchase of property and equipment	(24,000)	(73,000)

Net cash used in investing activities	(24,000)	(73,000)

Cash flows from financing activities:
Proceeds from the exercise of warrants and stock options	-	20,000
Payments of debt	-	(381,000)
Payments of debt to related parties	-	(396,000)

Net cash used in financing activities	-	(757,000)

Net increase (decrease) in cash	156,000	(688,000)
Cash, beginning of period	871,000	1,559,000

Cash, end of period	$1,027,000	$871,000

Supplemental Cash Flow Information

	December 31,
	2012	2011
Cash paid for interest	$1,000	$67,000
Cash paid for income taxes	$2,000	$11,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

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

Cash– The Company considers all investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2012, the Company had $1,027,000 of cash.

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

Software Development Costs – Software development costs associated with software to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release to customers. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development during the years ended December 31, 2012 and 2011.

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

Goodwill – Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired. The Company evaluates its goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. Since the Company has only one reporting unit, the goodwill carrying value is compared to the enterprise value as a whole. The annual evaluation of the Company’s goodwill resulted in no impairment loss for the years ended December 31, 2012 and 2011.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative expected undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. No impairment loss was recognized in 2012 and 2011.

Revenue Recognition – The Company derives revenues from two primary sources, software and professional services. Software revenues are reported in two categories, the sale of new software licenses and software license updates and product support. The Company has “off-the-shelf” software packages in the equipment control and factory connectivity product lines. Equipment Control products include items such as CIMControlFramework, CODE 6.0, CIMControl, and CIMulation. Factory Connectivity products include items such as CIM300, CIMConnect and CIMPortal. New software licenses include the sale of software development kits as well as the runtime license fees associated with deployment of the Company’s software products. Software license updates and product support are typically annual contracts with customers paid in advance, which provides the customer access to new software releases, maintenance releases, patches, and technical support personnel. Professional service sales are derived from services that provide customers with training and mentoring to assist them in using Cimetrix software products.

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

For sales with a bundled package of new software licenses, software license updates, product support, and professional services, revenue is first allocated to software license updates and product support and professional service obligations at fair market value. The remaining amount is applied to new software license revenue. Assuming all of the above criteria have been met, revenue from the new software license portion of the package is recognized upon shipment. Revenue from material software license updates and product support contracts is recognized ratably over the term of the contract, which is generally 12 months. Revenue from professional services is recognized as services are performed. Standard payment terms for sales are net 30 days for sales in the United States and net 45 to 60 days for foreign customers. On occasion, extended payment terms will be offered. If the Company provides payment terms greater than 90 days and collection is not reasonably assured, then revenues are generally recognized as payments are received.

Income Taxes – As part of the process of preparing consolidated financial statements, Cimetrix is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. Income tax expense did not increase significantly as a result of the Company’s net income for the year ended December 31, 2012 because of the net operating loss carry-forwards. At December 31, 2012, the Company had fully reduced its net deferred tax assets by recording a valuation allowance of $7,568,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Advertising Costs – Advertising costs, including trade show participation, newsletters, press releases and sales literature, are expensed as incurred and totaled $39,000 and $42,000, for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources –As of December 31, 2012, the Company had an accumulated deficit of $32,303,000 and total stockholders’ equity of $1,335,000. At December 31, 2012, the Company had current assets of $1,787,000, including cash of $1,027,000, and current liabilities of $617,000, resulting in a working capital of $1,170,000. For 2012, the Company reported net income of $68,000 and net cash generated by operating activities of $180,000. Management believes that its existing cash and available borrowings under the line of credit will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels. If the Company is unable to continue profitable operations and maintain positive operating cash flows, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

Earnings Per Common Share – The computation of basic earnings per common share is based on the weighted average number of shares outstanding, including unissued but vested restricted stock shares deemed as participating securities, during the period. Diluted earnings per common share is computed by dividing the net income by the sum of the weighted-average number of common shares outstanding plus the weighted average common stock equivalents which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share for 2012 and 2011:

	December 31,
	2012	2011
Numerator:
Net income	$68,000	$539,000
Denominator:
Basic weighted average shares outstanding	45,718,000	45,243,000
Effect of dilutive securities:
Stock options	663,000	1,467,000
Diluted weighted average shares outstanding	46,381,000	46,710,000

Potentially dilutive securities representing approximately 3,929,000 and 1,018,000 shares of common stock at December 31, 2012 and 2011 were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements – Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) accounting guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The guidance eliminates the option to present components of other comprehensive income as part of the statement of equity. In addition, in December 2011, the FASB issued an amendment to the accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. In accordance with the guidance, the Company has presented statements of income and comprehensive income as a single continuous statement.

Note 2: Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2012	2011
Trade receivables	$662,000	$964,000
Less allowance for doubtful accounts	(20,000)	(20,000)
	$642,000	$944,000

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
Software development costs	$464,000	$464,000
Equipment	350,000	344,000
Office equipment and software	121,000	103,000
Furniture and fixtures	32,000	32,000
Leasehold improvements	85,000	85,000
	1,052,000	1,028,000
Less accumulated depreciation and amortization	(971,000)	(906,000)
	$81,000	$122,000

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012 and 2012 was $65,000 and $52,000, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable consist of the following:

	December 31,
	2012	2011
Trade	$49,000	$221,000
Related parties	-	3,000
	$49,000	$224,000

Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued salaries and wages	$39,000	$95,000
Accrued vacation	73,000	104,000
Accrued profit sharing plan	58,000	216,000
Other	60,000	70,000
	$230,000	$485,000

Note 5: Notes Payable

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly. The line of credit is collateralized by substantially all operating assets of the Company.  Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of December 31, 2012, the Company had no borrowings against the line of credit.

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

At December 31, 2012, the Company was in compliance with all covenants.

Note 6 – Common Stock

In 2011, the Company issued 391,491 shares of its common stock from the exercise of warrants associated with Senior Notes and received proceeds of $20,000.

In 2012 and 2011, the Company issued 333,000 and 0 shares, respectively, of its restricted common stock to officers and directors in satisfaction of awards that had fully vested.

The Company had 185,000 and 476,000 vested restricted stock awards for which shares of common stock have not been issued as of December 31, 2012 and 2011, respectively.

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

Stock-based compensation expense was included in the following captions within the consolidated statement of income for the years ended December 31, 2012 and 2011 as follows:

	Years Ended December 31,
	2012	2011
Cost of revenues	$26,000	$5,000
Sales and marketing	9,000	11,000
Research and development	11,000	11,000
General and administrative	36,000	41,000
Total stock-based compensation expense	$82,000	$68,000

As of December 31, 2012, the total future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of income was $207,000, and the weighted average period over which these awards are expected to be recognized was 2.79 years.

Stock Incentive Plan - In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”). In May 2011, the shareholders approved an amendment to the Plan to authorize an additional 3,000,000 shares of common stock to be made available for awards. In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock units and equity-based performance awards. The number of shares of common stock available for issuance under the Plan was 1,223,000 at December 31, 2012.

Stock Options – During the years ended December 31, 2012 and 2011, options to purchase 909,000 and 1,452,000 shares, respectively, of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.12 to $0.19 and $0.17 to $0.40 per share, respectively. The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

	2012	2011
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	76.31% to 77.87%	75.42% to 77.86%
Risk free interest rate	1.02% to 1.60%	0.93% to 2.84%
Expected life of options	6.63 years to 7.10 years	5.59 years to 6.61 years

The weighted average fair value of options granted during the years ended December 31, 2012 and 2011, was $0.09 and $0.13, respectively.

The following table summarizes the stock option activity during 2012:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contract Term	Value
Outstanding at January 1, 2012	4,177,444	$0.21

Granted	908,500	$0.12

Exercised	-	-

Expired	-	-

Forfeited	-	-

Outstanding at December 31, 2012	5,085,944	$0.19	$5.35	$120,481
Options vested and exercisable at
December 31, 2012	3,052,194	$0.21	$3.09	$88,781

The aggregate intrinsic value (calculated as the difference between the market value and the exercise price of the shares) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.19 as of December 31, 2012, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

The following table summarizes the activity of non-vested stock option awards during 2012.

		Weighted
	Non-vested	Average
	Stock Options	Fair Value
Unvested Options at December 31, 2011	1,715,000	$0.12
Granted	909,000	$0.09
Vested	(590,000)	$0.11
Unvested Options at December 31, 2012	2,034,000	$0.11

Restricted Stock - During the year ended December 31, 2011, the Company granted restricted stock awards to officers and directors of 93,000 valued at $18,000 based on the closing stock price of the Company’s common stock on the date of grant. The Company did not grant any restricted stock awards to officers and directors in 2012. The compensation is being expensed over the vesting period. The weighted average grant date fair value of restricted stock awards granted during the year ended December 31, 2011 was $0.36.

The total fair value of restricted stock awards vested in 2012 and 2011 was $15,000 and $39,000, respectively.

Note 8: Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	December 31,
	2012	2011

Book income or income tax benefit at statutory rate	$32,000	$221,000
Tax depreciation (over)/under book	(149,000)	(180,000)
Meals and entertainment	4,000	(5,000)
Stock-based compensation	32,000	26,000
NOL carryover	27,000	18,000
Change in payroll accruals	11,000	5,000
Change in deferred revenues	49,000	(48,000)
Valuation allowance	-	(26,000)
Income tax expense	$6,000	$11,000

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$6,511,000	$8,105,000
Research and development credits	686,000	806,000
Allowance for doubtful accounts	8,000	8,000
Accrued expenses	51,000	40,000
Deferred income	132,000	29,000
Depreciation	298,000	217,000
	7,686,000	9,205,000
Less valuation allowance	(7,686,000)	(9,205,000)
Net deferred tax assets	-	-

Deferred tax liabilities
Depreciation	-	-

Net deferred taxes	$-	$-

At December 31, 2012, the Company has a net operating loss carry forward available to offset future taxable income of approximately $16,695,000, that may be offset against future taxable income from the year 2012 through 2033. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company had no unrecognized tax benefit which would affect the effective tax rate, if recognized. There has been no significant change in the unrecognized tax benefit through the year ended December 31, 2012.

The Company classifies interest and penalties arising from the underpayment of income taxes in the  consolidated statements of income under general and administrative expenses. As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. federal net operating loss carry forwards from the year ended December 31, 2008 through the year ended December 31, 2012 are subject to examination.

Note 9: Major Customers

During 2012, no one customer accounted for more than 10% of the Company’s total revenues. During 2011, two customers accounted for 23% (11% and 12%, respectively) of the Company’s total revenues.

Export sales to unaffiliated customers were approximately $1,942,000 and $2,793,000 in 2012 and 2011, respectively.

During 2012, export sales to Japan were 12% of total revenues. During 2011, export sales to Germany were 14% of total revenues.

Note 10: Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

In January, 2011, the Company amended its Employee Benefit Plan to elect the safe harbor contribution method. Under the safe harbor plan, the Company matches 100% of the employees’ contribution on the first 3% of pay, plus 50% of the next 2% of pay. Participants vest in the employer’s contribution under the safe harbor plan immediately. All employer contributions made prior to January 1, 2011 vest over a five-year period. For the years ended December 31, 2012 and 2011, the Company contributed approximately $109,000 and $96,000, respectively, to the plan.

The Company maintains Executive Incentive Plan agreements with each of its executives.  The plans are intended to motivate key executives to achieve both long-term and short-term corporate objectives.

Note 11: Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables,  and payables. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.

Note 12: Commitments and Contingencies

Lease Obligations

The Company leases certain office space and equipment from time to time under non-cancelable operating lease agreements. Future minimum lease payments required under operating leases are as follows:

Year Ending December 31,
2013	$68,000
2014	$50,000
$118,000

Rental expense for the years ended December 31, 2012 and 2011 under operating leases was $91,000 and $96,000, respectively. The lease for the Company headquarters building located in Salt Lake City, Utah expires September 30, 2014.

Product Warranties

Cimetrix warrants that software products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship. If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2012 and 2011, no provision for warranty claims has been established since any amounts expended in connection with warranties has historically not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Note 13: Related Party Transactions

For the years ended December 31, 2012 and 2011, the Company had revenues totaling $414,000 and $477,000, respectively, from two customers that are also stockholders of the Company. The Company had accounts receivable from one of these two customers totaling $22,000 at December 31, 2012 and $58,000 for both of these two customers at December 31, 2011.

During the year ended December 31, 2011, the Company paid interest expense of $20,000 to related parties on Senior Notes that were paid in full in 2011.

Note 14: Subsequent Events

Management has evaluated events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and concluded there were no events to report.