Form 10-Q
period 2013-03-31
CIMETRIX INC
filed 2013-05-15
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of May 8, 2013:
Common stock, par value $.0001 - 45,467,006 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
ASSETS	(Unaudited)	2012
Current assets:
Cash	$1,036,000	$1,027,000
Accounts receivable, net	656,000	642,000
Inventories	11,000	16,000
Prepaid expenses and other current assets	97,000	102,000
Total current assets	1,800,000	1,787,000

Property and equipment, net	82,000	81,000
Goodwill	64,000	64,000
Other assets	15,000	20,000

	$1,961,000	$1,952,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,000	$49,000
Accrued expenses	156,000	230,000
Deferred revenue	382,000	338,000
Total current liabilities	584,000	617,000

Total liabilities	584,000	617,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,467,006 and 45,567,006 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,705,000	33,683,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(32,283,000)	(32,303,000)
Total stockholders’ equity	1,377,000	1,335,000

	$1,961,000	$1,952,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
New software licenses	$1,115,000	$968,000
Software license updates and product support	234,000	242,000
Total software revenues	1,349,000	1,210,000
Professional services	50,000	378,000

Total revenues	1,399,000	1,588,000

Operating costs and expenses:
Cost of revenues	583,000	744,000
Sales and marketing	266,000	271,000
Research and development	191,000	218,000
General and administrative	315,000	323,000
Depreciation and amortization	17,000	15,000

Total operating costs and expenses	1,372,000	1,571,000

Income from operations	27,000	17,000

Other income (expenses):
Other income	3,000	-

Total other expenses, net	3,000	-

Income before income taxes	30,000	17,000

Provision for income taxes	1,000	2,000

Net income	$29,000	$15,000

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of shares
outstanding:
Basic	45,746,000	45,698,000
Diluted	46,373,000	45,763,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$29,000	$15,000
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	17,000	15,000
Stock-based compensation	22,000	25,000
Changes in operating assets and liabilities
Accounts receivable	(14,000)	(74,000)
Prepaid expenses and other current assets	10,000	7,000
Accounts payable	(5,000)	(37,000)
Accrued expenses	(74,000)	(285,000)
Deferred revenue	44,000	105,000

Net cash from (used in) operating activities	29,000	(229,000)

Cash flows from investing activities:
Proceeds received from deposits	5,000	-
Purchase of property and equipment	(16,000)	(7,000)

Net cash used in investing activities	(11,000)	(7,000)

Cash flows from financing activities:
Payments for repurchase of common stock	(9,000)	-

Net cash used in financing activities	(9,000)	-

Net increase (decrease) in cash	9,000	(236,000)
Cash, beginning of period	1,027,000	871,000

Cash, end of period	$1,036,000	$635,000

Supplemental Cash Flow Information
	Three Months Ended
	March 31,
	2013	2012
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,000	$2,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (Cimetrix or the Company) is a software engineering company that designs, develops, markets and supports factory connectivity and equipment control products for today’s smart, connected factories. The Company’s primary customers are original equipment manufacturers (OEMs) that supply precision electronics manufacturing equipment for semiconductor wafer fabrication, solar/photovoltaic (PV), high-brightness light-emitting diode (HB-LED) and other electronics manufacturing.

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718. Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award granted and recognized as expense over the period in which the award is expected to vest.

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$6,000	$6,000
Sales and marketing	3,000	2,000
Research and development	4,000	3,000
General and administrative	9,000	14,000
Total stock-based compensation expense	$22,000	$25,000

During the three months ended March 31, 2013, no options to purchase shares of the Company’s common stock were granted to the Company’s employees.

The total stock-based compensation costs from vesting restricted stock shares in the three month periods of March 31, 2013 and 2012 was $0 and $10,000, respectively.

As of March 31, 2013, the total unrecognized compensation cost related to non-vested stock-based awards was $185,000. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.54 years.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding, including unissued awards of restricted stock, which are deemed to be participating securities, during the period. Diluted earnings per common share is computed by dividing the net income for the period by the sum of the weighted-average number of common shares outstanding plus the weighted-average common stock equivalents, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income	$29,000	$15,000
Denominator:
Basic weighted average shares outstanding	45,746,000	45,698,000
Effect of dilutive securities:
Stock options	627,000	65,000
Diluted weighted average shares outstanding	46,373,000	45,763,000

Net income per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Potentially dilutive securities representing approximately 3,031,000 and 1,224,000 shares of common stock at March 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of March 31, 2013, the Company had no borrowings against the line of credit.

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

At March 31, 2013, the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 185,000 vested restricted stock awards for which shares of common stock have not been issued as of March 31, 2013 and December 31, 2012.

On March 28, 2013, the Company entered into a transaction with one of its shareholders to repurchase 100,000 shares of stock for $9,000 which is included as a reduction in accumulated deficit, at cost. The 100,000 shares returned were retired.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and 2012, the Company had the following revenues from one customer that was also a shareholder of the Company:

	Three Months Ended
	March 31,
	2013	2012
New software licenses	$13,000	$74,000
Software license updates and product support	19,000	25,000
Total software revenues	32,000	99,000

The Company had accounts receivable from one customer that was also a shareholder totaling $23,000 and $22,000 at March 31, 2013 and December 31, 2012, respectively.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, which approximates fair value because of the immediate or short-term maturities of the financial instruments included in this category.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

None

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events through the date the condensed consolidated financial statements were filed with the Securities and Exchanges Commission and concluded there were no subsequent events to report in the notes to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2013 and March 31, 2012 and the Company’s financial position at March 31, 2013. The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes,” “anticipates” or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources,” “Factors Affecting Future Results” and “Risk Factors,” and those factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Critical Accounting Policies

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the Company’s audited financial statements included in the Company’s 2012 Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Operations Review

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended
	March 31,
	2013		2012
New software licenses	$1,115,000	80%	$968,000	61%
Software license updates and product support	234,000	16%	242,000	15%
Total software revenues	1,349,000	96%	1,210,000	76%
Professional services	50,000	4%	378,000	24%
Total revenues	$1,399,000	100%	$1,588,000	100%

Total revenue decreased by $189,000, or 12%, to $1,399,000 for the three months ended March 31, 2013, compared to total revenue of $1,588,000 for the three months ended March 31, 2012. On a sequential basis, total revenue increased by $79,000 or 5%, compared to the three months ended December 31, 2012. The decrease in revenue year-over-year was attributed primarily to decreased revenues from professional services resulting from implementing a new services strategy in the second quarter of 2012 as discussed later in this section.

New software license revenues include the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue increased by $147,000, or 15%, to $1,115,000 for the three months ended March 31, 2013, compared to new software license revenue of $968,000 for the three months ended March 31, 2012. On a sequential basis, new software license revenue increased by $133,000, or 14%, compared to the three months ended December 31, 2012. The increase in new software license revenues was mostly attributable to an increase in software development kits (SDK’s), which generally, result in a long-term revenue stream from future machine shipments.

Revenue associated with software license updates and product support decreased to $234,000 for the three months ended March 31, 2013, as compared to $242,000 for the three months ended March 31, 2012. The decrease was due to adjustments in support pricing and customer renewal decisions.

Total software revenues increased by $139,000, or 11% to $1,349,000 for the three months ended March 31, 2013, as compared to $1,210,000 for the three months ended March 31, 2012. Again, this increase in total software revenues is attributable to an increase in software development kits (SDK). On a sequential basis, total software revenues increased 8%, compared to the three months ended December 31, 2012.

Professional services revenue was down by 87% to $50,000 for the three months ended March 31, 2013, as compared to $378,000 for the three months ended March 31, 2012. The decrease in services revenue year-over-year resulted from implementing a revised Cimetrix services strategy starting in the second quarter of 2012. The new strategy focuses Cimetrix services on training and coaching our OEM customers in the use of Cimetrix products, instead of implementing turnkey solutions. To support this new services strategy, Cimetrix established a global network of service providers trained in Cimetrix products that are able to provide services to assist customers with software development activities. While this strategy reduces Cimetrix professional services revenue, it enables us to focus on sustaining and enhancing current product lines, as well as R&D for new products that should fuel long term growth.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2013	2012
Total Revenues	100%	100%

Operating costs and expense:
Cost of revenues	42	47
Sales and marketing	19	17
Research and development	14	14
General and administrative	23	20
Depreciation and amortization	1	1

Total operating costs and expenses	99	99

Income from operations	1	1
Other expense, net	-	-
Total other expenses, net	-	-

Income before income taxes	1	1
Provision for income taxes	-	-

Net income	1%	1%

The Company reported net income of $29,000 for the three months ended March 31, 2013, compared to $15,000 for the three months ended March 31, 2012.As stated earlier, increased sales of SDK’s combined with our new professional services strategy enabled us to manage costs and remain profitable. The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended March 31, 2013 and March 31, 2012, stock-based compensation expense was $22,000 and $25,000, respectively, and depreciation and amortization expense was $17,000 and $15,000, respectively.

Net cash generated by operating activities for the three months ended March 31, 2013 was $29,000 compared to $229,000 net cash used by operating activities for the three months ended March 31, 2012. The difference between the two periods was mostly due to the reduction of the profit sharing and incentive plan bonus accruals at the end of 2012 as compared to the same accruals at the end of 2011, subsequently paid in the first quarters of 2013 and 2012, respectively.

Cost of Revenues

The Company's cost of revenues for the three months ended March 31, 2013 decreased by $161,000, or 22% to $583,000 from $744,000 for three months ended March 31, 2012. This decrease primarily resulted from the reduction of the use of service partners to augment our engineering team starting in the second quarter of 2012. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $5,000, or 2%, to $266,000 during the three months ended March 31, 2013, from $271,000 during the three months ended March 31, 2012. The decrease was primarily a result of reduced sales and marketing costs for our Japan operations. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $27,000 or 12%, to $191,000 during the three months ended March 31, 2013, from $218,000 during the three months ended March 31, 2012. The decrease was primarily due to the reduction of use of service partners to augment our engineering team in 2013 which resulted in lower costs. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $8,000 or 2%, to $315,000 in the three months ended March 31, 2013, from $323,000 in the three months ended March 31, 2012. The decrease was primarily due to reduced rent costs as a result of renegotiating lease terms in the fourth quarter of 2012. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $2,000 or 13% to $17,000 in the three months ended March 31, 2013, from $15,000 in the three months ended March 31, 2012. The increase is a result the Company’s investment in equipment upgrades.

Other Income (Expense)

Other income for the three months ended March 31, 2013 was $3,000 compared to $0 for the three months ended March 31, 2012. This other income was from our Japan subsidiary, Cimetrix Japan K.K., due to a Japanese tax law, whereby companies are exempt from turning over collected consumption tax to the government if annual revenues to not meet regulatory thresholds.

Liquidity and Capital Resources

At March 31, 2013, the Company had current assets of $1,800,000, including of $1,036,000 in cash, and current liabilities of $584,000, resulting in working capital of $1,216,000. Excluding deferred revenue of $382,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, the Company’s current assets exceeded current liabilities by $1,598,000 at March 31, 2013.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement which expires in September 2013. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The terms of this credit facility are summarized in Note 4 to the Condensed Consolidated Financial Statements included in this report.

 As of March 31, 2013, the Company had no borrowings against the line of credit.

Results of Operations and Cash Flows – The Company has posted fifteen consecutive quarters of positive net income, beginning in mid-2009. As of March 31, 2013, the Company had total stockholders’ equity of $1,377,000. During the three months ended March 31, 2013, the Company reported net income of $29,000 compared to $15,000 for the same period in 2012. The Company generated net cash in operating activities of $29,000 for the three months ended March 31, 2013 as compared to net cash used in operating activities of $229,000 for the same period in 2012.

Net cash used in investing activities during the three months ended March 31, 2013, was $11,000 and consisted of the purchase of hardware and software upgrades and the refund of a security deposit related to the capital lease. Net cash used in investing activities during the three months ended March 31, 2012, was $7,000 and consisted of hardware and software upgrades.

Net cash used in financing activities for the three months ended March 31, 2013 was $9,000 compared to $0 for the three months ended March 31, 2012. This payment of $9,000 represented the use of Company funds to repurchase 100,000 shares of the Company’s common stock from a shareholder.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $631,000 during the three months ended March 31, 2013, representing 45% of the Company’s total revenues, compared to $595,000 or 37%, of total revenues during the same period in 2012. The increase in foreign customer sales year-over-year is primarily attributable to new customer design wins for software development kits (SDKs) combined with strong performances from top-tier European OEM customers.  There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first three months of 2013 decreased 12% compared to the first three months of 2012, reflecting the increased sales of SDK’s offset by the decreased sales of professional services as previously discussed in the Operations Review section.  Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

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

The Company continues to pursue customers through its professional services group, which is now focused on training and coaching our OEM customers in the use of Cimetrix products instead of implementing turnkey solutions. This approach prepares the OEM customer to quickly address changing needs from their customers. We have established a set of integration partners for those customers who do require a turnkey solution. This change in strategy allows us to focus on delivering great products.

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

The Company is not subject to this requirement as a smaller reporting company.

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

ITEM 1A. RISK FACTORS

The Company is not subject to this requirement as a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Date	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 to March 31, 2013	100,000	$0.09	-	-

The table above summarizes stock repurchases for the three months ended March 31, 2013. The 100,000 shares were repurchased directly from the shareholder and not in a market transaction. The repurchased shares were retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
10.2	Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated (2)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated May 13, 2013*
101	Interactive Data Files*
______________________________________

(1) Included in the Company’s Form 10-Q for the Quarterly Period Ended September 30, 2011
(2) Included in the Company’s Form 10-Q for the Quarterly Period Ended September 30, 2012
* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: May 15, 2013

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)