Form 10-Q
period 2013-06-30
CIMETRIX INC
filed 2013-08-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of August 1, 2013:
Common stock, par value $.0001 - 45,042,006 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31,
ASSETS	(Unaudited)	2012
Current assets:
Cash	$924,000	$1,027,000
Accounts receivable, net	794,000	642,000
Inventories	7,000	16,000
Prepaid expenses and other current assets	116,000	102,000
Deferred tax asset - current portion	78,000	-
Total current assets	1,919,000	1,787,000

Property and equipment, net	67,000	81,000
Goodwill	64,000	64,000
Deferred tax asset - long-term portion	1,288,000	-
Other assets	6,000	20,000

Total assets	$3,344,000	$1,952,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,000	$49,000
Accrued expenses	181,000	230,000
Deferred revenue	369,000	338,000
Total current liabilities	594,000	617,000

Total liabilities	594,000	617,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,042,006 and 45,567,006 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,727,000	33,683,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(30,932,000)	(32,303,000)
Total stockholders’ equity	2,750,000	1,335,000

	$3,344,000	$1,952,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
New software licenses	$962,000	$1,106,000	$2,077,000	$2,074,000
Software license updates and product support	271,000	216,000	505,000	458,000
Total software revenues	1,233,000	1,322,000	2,582,000	2,532,000
Professional services	85,000	95,000	135,000	473,000

Total revenues	1,318,000	1,417,000	2,717,000	3,005,000

Operating costs and expenses:
Cost of revenues	558,000	569,000	1,141,000	1,313,000
Sales and marketing	232,000	239,000	498,000	510,000
Research and development	206,000	232,000	397,000	450,000
General and administrative	292,000	325,000	607,000	648,000
Depreciation and amortization	17,000	16,000	34,000	31,000

Total operating costs and expenses	1,305,000	1,381,000	2,677,000	2,952,000

Income from operations	13,000	36,000	40,000	53,000

Other income (expenses):
Interest income	1,000	-	1,000	-
Interest expense	-	(3,000)	-	(3,000)
Other income	4,000	-	7,000	-
Total other income (expenses), net	5,000	(3,000)	8,000	(3,000)

Income before income taxes	18,000	33,000	48,000	50,000

Provision for income taxes (benefit)	(1,371,000)	4,000	(1,370,000)	6,000

Net income	$1,389,000	$29,000	$1,418,000	$44,000

Net income per common share:
Basic	$0.03	$0.00	$0.03	$0.00
Diluted	$0.03	$0.00	$0.03	$0.00

Weighted average number of shares
outstanding:
Basic	45,530,000	45,722,000	45,718,000	45,710,000
Diluted	46,144,000	46,353,000	46,338,000	45,710,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,418,000	$44,000
Adjustments to reconcile net income to net
cash (used in) from operating activities:
Depreciation and amortization	34,000	31,000
Stock-based compensation	44,000	44,000
Changes in operating assets and liabilities
Accounts receivable	(152,000)	257,000
Inventories	9,000	-
Prepaid expenses and other current assets	(8,000)	(25,000)
Deferred taxes	(1,366,000)	-
Accounts payable	(11,000)	(71,000)
Accrued expenses	(49,000)	(286,000)
Deferred revenue	31,000	271,000

Net cash (used in) from operating activities	(50,000)	265,000

Cash flows from investing activities:
Proceeds received from deposits	14,000	-
Purchase of property and equipment	(20,000)	(12,000)

Net cash used in investing activities	(6,000)	(12,000)

Cash flows from financing activities:
Payments for repurchase of common stock	(47,000)	-

Net cash used in financing activities	(47,000)	-

Net increase (decrease) in cash	(103,000)	253,000
Cash, beginning of period	1,027,000	871,000

Cash, end of period	$924,000	$1,124,000

Supplemental Cash Flow Information
	Six Months Ended
	June 30,
	2013	2012
Cash paid for interest	$-	$3,000
Cash paid (refunded) for income taxes	$(4,000)	$2,000

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenues	$7,000	$6,000	$13,000	$12,000
Sales and marketing	3,000	2,000	6,000	4,000
Research and development	4,000	3,000	8,000	6,000
General and administrative	8,000	8,000	17,000	22,000
Total stock-based compensation expense	$22,000	$19,000	$44,000	$44,000

During the six months ended June 30, 2013, options to purchase 150,000 shares of the Company’s common stock were granted to the Company’s employees and directors, with an exercise price of $0.13 per share.

The total stock-based compensation costs from vesting restricted stock shares in the six month periods of June 30, 2013 and 2012 was $0 and $13,000, respectively.

As of June 30, 2013, the total unrecognized compensation cost related to non-vested stock-based awards was $177,000. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.34 years.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,389,000	$29,000	$1,418,000	$44,000
Denominator:
Basic weighted average shares outstanding	45,530,000	45,722,000	45,718,000	45,710,000
Effect of dilutive securities:
Stock options	614,000	631,000	620,000	-
Diluted weighted average shares outstanding	46,144,000	46,353,000	46,338,000	45,710,000

Net income per share
Basic	$0.03	$0.00	$0.03	$0.00
Diluted	$0.03	$0.00	$0.03	$0.00

Potentially dilutive securities representing approximately 2,205,000 and 2,626,000 shares of common stock at June 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

NOTE 4 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement, effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus 1.75%, payable monthly. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of June 30, 2013, the Company had no borrowings against the line of credit.

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

At June 30, 2013, the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 185,000 vested restricted stock awards for which shares of common stock have not been issued as of June 30, 2013 and December 31, 2012.

On June 6, 2013, and March 28, 2013, the Company entered into transactions with two of its shareholders to redeem 425,000 and 100,000 shares of stock, respectively, for a total of $47,000 which is included as a reduction in accumulated deficit, at cost. The 525,000 shares redeemed were retired.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2013 and 2012, the Company had the following revenues from one customer that was also a shareholder of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
New software licenses	$77,000	$19,000	$90,000	$93,000
Software license updates and product support	31,000	27,000	50,000	52,000
Total software revenues	$108,000	$46,000	$140,000	$145,000

The Company had accounts receivable from one customer that was also a shareholder totaling $38,000 and $22,000 at June 30, 2013 and December 31, 2012, respectively.

NOTE 7 – INCOME TAXES

The Company’s income tax calculations are based on application of the respective U.S. federal and state laws. Accordingly, the Company recognizes tax liabilities based upon estimates of whether additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the consolidated statements of income.

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s Condensed Consolidated Balance Sheets. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies. At December 31, 2012, the Company’s deferred tax asset valuation allowance was $7,686,000, which was 100% of the deferred tax asset.

As of December 31, 2012, the Company had a net operating loss carry forward of approximately $16,695,000, that may be offset against future taxable income. Portions of the net operating loss carry forward expire at various times during the period from 2018 through 2034. Use of this net operating loss carry forward could also be limited in the event of substantial changes in the Company’s ownership. Based on the foregoing, at December 31, 2012, the valuation of the Company’s deferred tax asset was $7,686,000 and due to the Company’s historical lack of earnings, the Company did not include any of this deferred tax asset on its December 31, 2012 Condensed Consolidated Balance Sheets.

Subsequently, the Company evaluated its historic and estimated future net income and calculated a valuation allowance for June 30, 2013 of $6,320,000. The change in the valuation allowance of $1,366,000 has been reported as a component of the provision for income taxes (benefit) in the accompanying Condensed Consolidated Statements of Income and as change in value of the deferred tax asset on the Condensed Consolidated Balances Sheets.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2013 and June 30, 2012 and the Company’s financial position at June 30, 2013. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Operations Review

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
New software licenses	$ 962,000	73%	$1,106,000	78%	$2,077,000	76%	$2,074,000	69%
Software license updates and product support	271,000	21%	$ 216,000	16%	505,000	19%	$ 458,000	15%
Total software revenues	1,233,000	94%	1,322,000	93%	2,582,000	95%	2,532,000	84%
Professional services	85,000	6%	$ 95,000	7%	135,000	5%	$ 473,000	16%
Total revenues	$1,318,000	100%	$1,417,000	100%	$2,717,000	100%	$3,005,000	100%

Total revenue decreased by $99,000, or 7%, to $1,318,000 for the three months ended June 30, 2013, compared to total revenue of $1,417,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, total revenue decreased by $288,000 or 10% to $2,717,000 from $3,005,000 for the six months ended June 30, 2012. The decrease in total revenue for the three month period from the prior year period was attributable primarily to the reduction in new software licenses revenue. The decrease in revenue for the six month period from the prior year period was attributable primarily to decreased revenues from professional services resulting from implementing a new services strategy in the in the second quarter of 2012 as discussed later in this section.

New software license revenue includes the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue decreased by $144,000, or 13%, to $962,000 for the three months ended June 30, 2013, compared to new software license revenue of $1,106,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, new software license revenues were relatively flat, increasing by $3,000 to $2,077,000 from $2,074,000 for the six months ended June 30, 2012. The new software licenses revenue has been in alignment with industry analysts’ predictions that the semiconductor equipment industry will be flat-to-slightly down in 2013.

Revenue associated with software license updates and product support increased to $271,000, or 25% for the three months ended June 30, 2013 as compared to $216,000 for the three months ended June 30, 2013. For the six months ended June 30, 2013, revenue associated with software license updates and product support increased 10% over the six months ended June 30, 2012. The increase in revenue from software license updates and product support was due primarily to a growing customer base of OEM’s that have been designing new systems with Cimetrix products, as well as to adjustments in support pricing and customer renewal decisions.

Total software revenue includes the initial sale of software development kits, the ongoing runtime licenses and software license updates and product support. Total software revenue decreased 7% to $1,233,000 for the three months ended June 30, 2013, as compared to $1,322,000 for the three months ended June 30, 2012. For the six months ended June 30, 2013, total software revenue increased 2% to $2,582,000 as compared to $2,532,000 for the six months ended June 30, 2012. As stated earlier, total software revenue has been in alignment with industry analysts’ predictions that the semiconductor equipment industry will be flat-to-slightly down in 2013.

Professional services revenue was down by 11% to $85,000 for the three months ended June 30, 2013, as compared to $95,000 for the three months ended June 30, 2012. The decrease in services revenue year-over-year resulted from implementing a revised Cimetrix services strategy starting in the second quarter of 2012. The new strategy focuses Cimetrix services on training and coaching our OEM customers in the use of Cimetrix products, instead of implementing turnkey solutions. To support this new services strategy, Cimetrix established a global network of service providers trained in Cimetrix products that are able to provide services to assist customers with software development activities. While this strategy reduces Cimetrix professional services revenue, it enables us to focus on sustaining and enhancing current product lines, as well as R&D for new products that should fuel long term growth.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total Revenues	100%	100%	100%	100%

Operating costs and expense:
Cost of revenues	42	40	42	44
Sales and marketing	18	17	18	17
Research and development	16	17	15	15
General and administrative	22	23	22	22
Depreciation and amortization	1	1	1	1

Total operating costs and expenses	99	98	98	99

Income from operations	1	2	2	1
Other income (expenses), net	-	-	-	-
Total other incme (expenses), net	-	-	-	-

Income before income taxes	1	2	2	1
Provision for income taxes (benefit)	(104)	-	(50)	-

Net income	105%	2%	52%	1%

For the three months ended June 30, 2013, the Company reported net income of $23,000 before the initial recording of the Company’s deferred tax benefit totaling $1,366,000, as compared to net income of $29,000 for the three months ended June 30, 2012. The value of the deferred tax asset is based on the expiration dates of the Company’s net operating loss carry forward amounts and historic and estimated future net income and is subject to ongoing review and, potentially, future changes.  Accounting guidance requires this amount to also be reflected on the income statement at the same time as the asset is recorded on the balance sheet. The $1,366,000 is also included in the Company’s net income for the six months ended June 30, 2013. The Company anticipates that this is a one-time event and it does not reflect ongoing earnings to be expected from the Company. Net income for the three months ended June 30, 2013, including the deferred tax benefit adjustment, was $1,389,000.

The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three and six-month periods ended June 30, 2013 and June 30, 2012, the Company did not have any bad debt expense. For the three-month periods ended June 30, 2013 and June 30, 2012, stock-based compensation expense was $22,000 and $19,000, respectively, and depreciation and amortization expense was $17,000 and $16,000, respectively. Net income for the six months ended June 30, 2013 was $52,000 before the initial recording of the Company’s deferred tax benefit totaling $1,366,000 compared to $44,000 for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013, including the deferred tax benefit adjustment, was $1,418,000. For the six-month periods ended June 30, 2013 and June 30, 2012, the stock-based compensation expense was $44,000 and $44,000, respectively and depreciation and amortization expense was $34,000 and $31,000 respectively.

              The Company used net cash for operating activities of $50,000 for the six months ended June 30, 2013, compared to net cash generated from operating activities of $265,000 for the six months ended June 30, 2012. The increase in the use of net cash used for operating activities for the six months ended June 30, 2013 compared to the same period in 2012 is attributable primarily due to changes in deferred revenue, accounts receivable and accrued expenses. In the second quarter of 2012, the Company received a payment from a customer representing five years of prepaid product support. In the first quarter of 2013, the Company extended payment terms to a single customer for a six-month time period for which the customer continues to make timely payments on those extended terms. The net change in accrued expenses is primarily due to the reduction of the profit sharing and incentive plan bonus accruals at the end of 2012 as compared to the same accruals at the end of 2011 subsequently paid in the first quarters of 2013 and 2012, respectively.

Cost of Revenues

The Company's cost of revenue for the three months ended June 30, 2013 decreased by $11,000, or 2% to $558,000 from $569,000 for three months ended June 30, 2012. For the six-month periods ended June 30, 2013 and June 20, 2012, the Company’s cost of revenues decreased by $172,000, or 13% to $1,141,000 from $1,313,000. This decrease primarily resulted from the reduction of the use of service partners to augment our engineering team starting in the second quarter of 2012. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $7,000, or 3%, to $232,000 during the three months ended June 30, 2013, from $239,000 during the three months ended June 30, 2012. During the six months ended June 30, 2013, sales and marketing expenses decreased $12,000 or 2% to $498,000 from $510,000. The decrease was primarily a result of reduced commissions on lower revenues. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $26,000 or 11%, to $206,000 during the three months ended June 30, 2013, from $232,000 during the three months ended June 30, 2012. During the six months ended June 30, 2013, research and development expenses decreased $53,000 or 12% to $397,000 from $450,000 for the six months ended June 30, 2012. The decrease was primarily due to the reduction of use of service partners to augment our engineering team in 2012 which resulted in lower costs. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $33,000 or 10%, to $292,000 in the three months ended June 30, 2013, from $325,000 in the three months ended June 30, 2012. During the six months ended June 30, 2013, general and administrative expenses decreased $41,000 or 6% to $607,000 from $648,000 for the six months ended June 30, 2012. The decrease was primarily due to lower net income and related profit sharing costs as well as reduced rent costs as a result of renegotiating lease terms in the fourth quarter of 2012. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense increased $1,000 or 6% to $17,000 in the three months ended June 30, 2013, from $16,000 in the three months ended June 30, 2012. During the six months ended June 30, 2013, depreciation and amortization increased $3,000 or 10% to $34,000 from $31,000 in the six months ended June 30, 2012. The increase is a result the Company’s investment in equipment upgrades and new financial software.

Other Income (Expense)

Interest expense for the three months and six months ended June 30, 2013 was $0 compared to $3,000 for the same periods in 2012. The interest expense in 2012 was attributable to a one-time adjustment of an expired capital lease that has was fully paid in 2012.

Interest income for the three months ended June 30, 2013 was $1,000 compared to $0 for the three months ended June 30, 2012. During the six months ended June 30, 2013, interest income was $1,000 compared to $0 for the same period in 2012.

Other income for the three months ended June 30, 2013 was $4,000 compared to $0 for the three months ended June 30, 2012. During the six months ended June 30, 2013, other income was $7,000 compared to $0 for the same period in 2012. This other income was from our Japan subsidiary, Cimetrix Japan K.K., due to a Japanese tax law, whereby companies are exempt from turning over collected consumption tax to the government if annual revenues to not meet regulatory thresholds.

Liquidity and Capital Resources

At June 30, 2013, the Company had current assets of $1,919,000, including cash of $924,000, and current liabilities of $594,000, resulting in a working capital of $1,325,000. Excluding deferred revenue of $369,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, the Company’s current assets exceeded current liabilities by $1,694,000 at June 30, 2013.

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

At June 30, 2013, the Company had no borrowings against the line of credit.

Results of Operations and Cash Flows – The Company has posted sixteen consecutive quarters of positive net income, beginning in mid-2009. As of June 30, 2013, the Company had total stockholders’ equity of $2,750,000, an increase of $1,415,000 of which $1,366,000 is attributable to the current period change in the Company’s deferred tax asset valuation. During the three months ended June 30, 2013, the Company reported net income of $23,000 before the initial recording of the Company’s change in deferred tax benefit totaling $1,366,000. Net income for the three months ended June 30, 2013, including the deferred tax benefit adjustment, was $1,389,000. During the six months ended June 30, 2013, net income was $52,000 before the booking of the change in the Company’s deferred tax benefit totaling $1,366,000. Net income for the six months ended June 30, 2013, including the deferred tax benefit adjustment, was $1,418,000.

The Company used net cash for operating activities of $50,000 for the six months ended June 30, 2013, compared to net cash generated from operating activities of $265,000 for the six months ended June 30, 2012. The increase in the use of net cash used for operating activities for the six months ended June 30, 2013 compared to the same period in 2012 is attributable primarily due to changes in deferred revenue, accounts receivable and accrued expenses. In the second quarter of 2012, the Company received a payment from a customer representing five years of prepaid product support. In the first quarter of 2013, the Company extended payment terms to a single customer for a six-month time period for which the customer continues to make timely payments on those extended terms. The net change in accrued expenses is primarily due to the reduction of the profit sharing and incentive plan bonus accruals at the end of 2012 as compared to the same accruals at the end of 2011 subsequently paid in the first quarters of 2013 and 2012, respectively.

Net cash used in investing activities during the six months ended June 30, 2013, was $6,000 and consisted of $14,000 in proceeds received from the reduction of a security deposit for the Salt Lake City headquarters facility less $20,000 for the purchase of hardware and software.  Net cash used in investing activities during the six months ended June 30, 2012, was $12,000 and consisted of hardware and software upgrades.

Net cash used in financing activities for the six months ended June 30, 2013 was $47,000 compared to $0 for the three months ended June 30, 2012. This payment of $47,000 represented the use of Company funds to repurchase 525,000 shares of the Company’s common stock from two shareholders.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,274,000 during the six months ended June 30, 2013, representing 47% of the Company’s total revenues, compared to $1,277,000 or 43%, of total revenues during the same period in 2012. The increase in foreign customer sales year-over-year is primarily attributable to new customer design wins for software development kits (SDKs) combined with strong performances from top-tier foreign OEM customers.  There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenue for the first six months of 2013 decreased 10% compared to the first six months of 2012, reflecting the net effect of increased sales of total software revenue and decreased sales of professional services as previously discussed in the Operations Review section. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

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

ITEM 1A. RISK FACTORS

The Company has disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2012 which could materially affect its business, financial condition or future results of operations to which the reader is referred. There have been no material changes to the risk factors disclosed in that Form 10-K other than set forth below.

Potential Future Adjustment to Deferred Tax Asset

Based on its recent history of continuing earnings, the Company recorded its deferred tax asset at $1,366,000 on its June 30, 2013 Condensed Consolidated Balance Sheets. In accordance with accounting guidelines this also results in an increase of $1,366,000 in net income for the quarter. The value of this asset is based in part on estimates of future earnings, which are subject to change. In the event that these estimates change in the future, the book value of the deferred tax asset may decrease. In such event, the recorded amount on the Condensed Consolidated Balance Sheets would go down and earnings for the associated period would be reduced by the same amount. Any such change would most likely adversely affect the market price for the Company’s stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Date	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 to March 31, 2013	100,000	$0.09	-	-
June 1 to June 30, 2013	425,000	$0.09	-	-

The table above summarizes stock repurchases for the six months ended June 30, 2013. The 525,000 shares were repurchased directly from two shareholders and not in a market transaction. The repurchased shares were retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
10.2	Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated (2)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 12, 2013*
101	Interactive Data Files*
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

Dated: August 14, 2013

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)