Form 10-Q
period 2013-09-30
CIMETRIX INC
filed 2013-11-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From

Commission File Number:  0-16454

CIMETRIX INCORPORATED
Exact name of registrant as specified in its charter)

Nevada	87-0439107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6979 South High Tech Drive, Salt Lake City, Utah	84047-3757
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (801) 256-6500

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
Yes ☐   No ☒
The number of shares outstanding of the registrant's common stock as of November 1, 2013:
Common stock, par value $.0001 - 45,042,006 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
ASSETS	(Unaudited)	2012
Current assets:
Cash	$1,013,000	$1,027,000
Accounts receivable, net	503,000	642,000
Inventories	6,000	16,000
Prepaid expenses and other current assets	88,000	102,000
Deferred tax asset - current portion	136,000	-
Total current assets	1,746,000	1,787,000

Property and equipment, net	54,000	81,000
Goodwill	64,000	64,000
Deferred tax asset - long-term portion	1,288,000	-
Other assets	6,000	20,000

Total assets	$3,158,000	$1,952,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,000	$49,000
Accrued expenses	81,000	230,000
Deferred revenue	343,000	338,000
Total current liabilities	478,000	617,000

Total liabilities	478,000	617,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.0001 par value, 100,000,000 shares
authorized, 45,042,006 and 45,567,006 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,747,000	33,683,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(31,022,000)	(32,303,000)
Total stockholders’ equity	2,680,000	1,335,000

Total liabilities and stockholders' equity	$3,158,000	$1,952,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
New software licenses	$810,000	$890,000	$2,887,000	$2,964,000
Software license updates and product support	224,000	278,000	729,000	736,000
Total software revenues	1,034,000	1,168,000	3,616,000	3,700,000
Professional services	55,000	146,000	190,000	619,000

Total revenues	1,089,000	1,314,000	3,806,000	4,319,000

Operating costs and expenses:
Cost of revenues	495,000	504,000	1,636,000	1,817,000
Sales and marketing	211,000	226,000	709,000	736,000
Research and development	268,000	296,000	665,000	746,000
General and administrative	251,000	268,000	858,000	919,000
Depreciation and amortization	16,000	17,000	50,000	48,000

Total operating costs and expenses	1,241,000	1,311,000	3,918,000	4,266,000

Income (loss) from operations	(152,000)	3,000	(112,000)	53,000

Other income (expenses):
Interest income	-	1,000	1,000	1,000
Gain on sale of property and equipment	2,000	-	2,000	-
Interest expense	-	-	-	-
Other income	1,000	-	8,000	-
Total other income (expenses), net	3,000	1,000	11,000	1,000

Income (loss) before income taxes	(149,000)	4,000	(101,000)	54,000

Provision for income taxes (benefit)	(59,000)	-	(1,429,000)	6,000

Net income (loss)	$(90,000)	$4,000	$1,328,000	$48,000

Net income (loss) per common share:
Basic	$(0.00)	$0.00	$0.03	$0.00
Diluted	$(0.00)	$0.00	$0.03	$0.00
Weighted average number of shares
outstanding:
Basic	45,227,000	45,727,000	45,499,000	45,716,000
Diluted	45,227,000	46,458,000	46,124,000	46,418,000

See accompanying notes to consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,328,000	$48,000
Adjustments to reconcile net income to net
cash (used in) from operating activities:
Depreciation and amortization	50,000	48,000
Stock-based compensation	64,000	62,000
Gain on sale of property and equipment	(2,000)	-
Changes in operating assets and liabilities
Accounts receivable	139,000	392,000
Inventories	10,000	-
Prepaid expenses and other current assets	-	(7,000)
Deferred taxes	(1,424,000)	-
Accounts payable	19,000	(174,000)
Accrued expenses	(150,000)	(292,000)
Deferred revenue	5,000	195,000

Net cash from operating activities	39,000	272,000

Cash flows from investing activities:
Proceeds received from deposits	14,000	-
Proceeds from sale of property and equipment	2,000
Purchase of property and equipment	(22,000)	(24,000)

Net cash used in investing activities	(6,000)	(24,000)

Cash flows from financing activities:
Payments for repurchase of common stock	(47,000)	-

Net cash used in financing activities	(47,000)	-

Net increase (decrease) in cash	(14,000)	248,000
Cash, beginning of period	1,027,000	871,000

Cash, end of period	$1,013,000	$1,119,000

Supplemental Cash Flow Information
	Nine Months Ended
	September 30,
	2013	2012
Cash paid for interest	$-	$-
Cash paid (refunded) for income taxes	$(7,000)	$2,000

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 is unaudited, and the balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenues	$5,000	$6,000	$18,000	$19,000
Sales and marketing	3,000	2,000	9,000	6,000
Research and development	4,000	3,000	12,000	8,000
General and administrative	8,000	7,000	25,000	29,000
Total stock-based compensation expense	$20,000	$18,000	$64,000	$62,000

Impact on basic income per common share	$0.00	$0.00	$0.00	$0.00
Impact on diluted income per common share	$0.00	$0.00	$0.00	$0.00

During the nine months ended September 30, 2013, options to purchase 150,000 shares of the Company’s common stock were granted to the Company’s employees and directors, with an exercise price of $0.13 per share.

The total stock-based compensation costs from vesting restricted stock shares in the nine month periods of September 30, 2013 and 2012 was $0 and $13,000, respectively.

As of September 30, 2013, the total unrecognized compensation cost related to non-vested stock-based awards was $153,000. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.10 years.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding, including unissued awards of restricted stock, which are deemed to be participating securities, during the period. Diluted earnings per common share is computed by dividing the net income (loss) for the period by the sum of the weighted-average number of common shares outstanding plus the weighted-average common stock equivalents, which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(90,000)	$4,000	$1,328,000	$48,000
Denominator:
Basic weighted average shares outstanding	45,227,000	45,727,000	45,499,000	45,716,000
Effect of dilutive securities:
Stock options	-	731,000	625,000	702,000
Diluted weighted average shares outstanding	45,227,000	46,458,000	46,124,000	46,418,000

Net income (loss) per share
Basic	$(0.00)	$0.00	$0.03	$0.00
Diluted	$(0.00)	$0.00	$0.03	$0.00

Potentially dilutive securities representing approximately 2,203,000 and 3,031,000 shares of common stock at September 30, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

NOTE 4 – DEBT

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement (“Agreement”), effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to the Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. On October 1, 2013, the Company and the Bank entered into a Second Amendment to the Agreement, effective September 25, 2013. The Second Amendment extended the maturity date of the Agreement to September 24, 2014, reduced the applicable interest rate and certain other fees associated with Agreement and increased the level of tangible net worth required to be maintained. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus .75%, payable monthly. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of September 30, 2013, the Company had no borrowings against the line of credit.

Under the line of credit agreement, the Company is required to comply with the following financial covenants:

•	Maintain a ratio of quick assets to current liabilities minus deferred revenue of at least: 1.50 to 1.00
•
Maintain a tangible net worth equal to or greater than the sum of (i) $2,000,000, plus (ii) for each successive quarter, commencing as of the quarter ending December 31, 2013, 50% of net proceeds received by Company in the preceding quarter from bona-fide issuances of new equity or bridge financing which constitutes “subordinated debt” and 50% of net income.

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

At September 30, 2013, the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 185,000 vested restricted stock awards for which shares of common stock have not been issued as of September 30, 2013 and December 31, 2012.

On June 6, 2013, and March 28, 2013, the Company entered into transactions with two of its shareholders to redeem 425,000 and 100,000 shares of stock, respectively, for a total of $47,000 which is included as a reduction in accumulated deficit, at cost. The 525,000 shares redeemed were retired.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2013 and 2012, the Company had the following revenues from one customer that was also a shareholder of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
New software licenses	$51,000	$117,000	$141,000	$210,000
Software license updates and product support	34,000	51,000	84,000	103,000
Total software revenues	$85,000	$168,000	$225,000	$313,000

The Company had accounts receivable from one customer that was also a shareholder totaling $87,000 and $22,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 7 – INCOME TAXES

The Company’s income tax calculations are based on application of the respective U.S. federal and state laws. Accordingly, the Company recognizes tax liabilities based upon estimates of whether additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Condensed Consolidated Statements of Operations.

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

Subsequently, the Company evaluated its historic and estimated future net income and calculated a valuation allowance at June 30, 2013 of $6,320,000. The change in the valuation allowance of $1,366,000 was reported as a component of the provision for income taxes (benefit) in the accompanying Condensed Consolidated Statements of Operations and as a deferred tax asset on the Condensed Consolidated Balance Sheets.

As of September 30, 2013, the value of the deferred tax asset was $1,424,000, reflecting an increase of $58,000 for the three months ended September 30, 2013 to reflect the income tax benefit resulting from the net loss of $149,000 of the same period.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012 and the Company’s financial position at September 30, 2013. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in equipment in a wide range of industries, the Company has focused on the global semiconductor, photovoltaic (PV) and high-brightness light-emitting diode (HB-LED) industries.

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

Operations Review

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
New software licenses	$810,000	74%	$890,000	68%	$2,887,000	76%	$2,964,000	69%
Software license updates and product support	224,000	21%	278,000	21%	729,000	19%	736,000	17%
Total software revenues	1,034,000	95%	1,168,000	89%	3,616,000	95%	3,700,000	86%
Professional services	55,000	5%	146,000	11%	190,000	5%	619,000	14%
Total revenues	$1,089,000	100%	$1,314,000	100%	$3,806,000	100%	$4,319,000	100%

Total revenue decreased by $225,000, or 17%, to $1,089,000 for the three months ended September 30, 2013, compared to total revenue of $1,314,000 for the three months ended September 30,

2012. For the nine months ended September 30, 2013, total revenue decreased by $513,000 or 12% to $3,806,000 from $4,319,000 for the nine months ended September 30, 2012. The decrease in total revenue for the three month and nine month periods in 2013 compared to 2012 was primarily attributable to the reduction in revenues from professional services resulting from implementing a new services strategy in the second quarter of 2012 as discussed later in this section.

New software license revenue includes the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue decreased by $80,000, or 9%, to $810,000 for the three months ended September 30, 2013, compared to new software license revenue of $890,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, new software license revenues decreased by $77,000, or 3% to $2,887,000 from $2,964,000 for the nine months ended September 30, 2012. The new software licenses revenue has been in alignment with industry analysts’ predictions that the semiconductor equipment industry would be flat-to-slightly down in 2013.

Revenue associated with software license updates and product support decreased to $224,000, or 19% for the three months ended September 30, 2013 as compared to $278,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, revenue associated with software license updates and product support were relatively flat, decreasing by $7,000, or 1%, to $729,000 from $736,000 for the nine months ended September 30, 2012. The decrease in revenue from software license updates and product support for the three month period from the prior year period reflects the impact of industry consolidation, delayed support renewals decisions by customers and pricing negotiations in the three months ended September 30, 2013.

Total software revenue includes the initial sale of software development kits, the ongoing runtime licenses and software license updates and product support. Total software revenue decreased 11% to $1,034,000 for the three months ended September 30, 2013, as compared to $1,168,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, total software revenue decreased 2% to $3,616,000 as compared to $3,700,000 for the nine months ended September 30, 2012. As stated earlier, total software revenue has been in alignment with industry analysts’ predictions that the semiconductor equipment industry will be flat-to-slightly down in 2013.

Professional services revenue was down by 62% to $55,000 for the three months ended September 30, 2013, as compared to $146,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, professional services revenue decreased 69% to $190,000 as compared to $619,000 for the nine months ended September 30, 2012. The decrease in services revenue year-over-year resulted from implementing a revised Cimetrix services strategy starting in the second quarter of 2012. The new strategy focuses Cimetrix services on training and coaching our OEM customers in the use of Cimetrix products, instead of implementing turnkey solutions. To support this new services strategy, Cimetrix established a global network of service providers trained in Cimetrix products that are able to provide services to assist customers with software development activities. While this strategy reduces Cimetrix professional services revenue, it enables us to focus on sustaining and enhancing current product lines, as well as R&D for new products that should fuel long term growth.

Results of Operations

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total Revenues	100%	100%	100%	100%

Operating costs and expense:
Cost of revenues	45	38	43	42
Sales and marketing	19	17	19	17
Research and development	25	23	17	17
General and administrative	23	21	23	21
Depreciation and amortization	1	1	1	1

Total operating costs and expenses	113	100	103	98

Income (loss) from operations	(13)	-	(3)	2
Other income (expenses), net	-	-	-	-
Total other income (expenses), net	-	-	-	-

Income (loss) before income taxes	(13	0	(3)	2
Provision for income taxes (benefit)	(5	-	(38)	-

Net income (loss)	(8)	-	35%	2%

For the three months ended September 30, 2013, the Company reported a net loss of $149,000 before income taxes as compared to net income before taxes of $4,000 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Company reported a net loss of $101,000 before income taxes as compared to net income before taxes of $54,000 for the nine months ended September 30, 2012. While the Company was successful in lowering expenses for the three and nine month periods in 2013 as compared to the same periods in 2012, the decrease in revenues, as discussed earlier, prevented the Company from maintaining consistent profitability from the prior 16 quarters of profitability.

In June, 2013, the Company recorded a deferred tax benefit totaling $1,366,000. The value of the deferred tax asset is based on the expiration dates of the Company’s net operating loss carry forward amounts and historic and estimated future net income and is subject to ongoing review and, potentially, future changes.  Accounting guidance requires this amount to also be reflected on the income statement at the same time as the asset is recorded on the balance sheet. The $1,366,000 was included in the Company’s net income for the nine months ended September 30, 2013. The Company anticipates that this was a one-time event and does not reflect ongoing earnings expectations from the Company.

As of September 30, 2013, the value of the deferred tax asset was $1,424,000, reflecting an increase of $58,000 for the three months ended September 30, 2013 to reflect the income tax benefit resulting from the net loss of $149,000 of the same period.

The net results for all periods include non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended September 30, 2013 and September 30, 2012, stock-based compensation expense was $20,000 and $18,000, respectively, and depreciation and amortization expense was $16,000 and $17,000, respectively. For the nine-month periods ended September 30, 2013 and September 30, 2012, the stock-based compensation expense was $64,000 and $62,000, respectively and depreciation and amortization expense was $50,000 and $48,000 respectively.

Net cash generated by operating activities for the nine months ended September 30, 2013 was $39,000 compared to $272,000 for the nine months ended September 30, 2012. The decrease in the net cash from operating activities for the nine months ended September 30, 2013 compared to the same period in 2012 is attributable primarily to the net loss for the three month period ended September 30, 2013, offset by changes in deferred revenue, accounts receivable and accrued expenses. In the second quarter of 2012, the Company received a payment from a customer representing five years of prepaid product support. In the first quarter of 2013, the Company extended payment terms to a single customer for which the customer continues to make timely payments on those extended terms.

Cost of Revenues

The Company's cost of revenue for the three months ended September 30, 2013 decreased by $9,000, or 2% to $495,000 from $504,000 for three months ended September 30, 2012. For the nine-month periods ended September 30, 2013 and September 30, 2012, the Company’s cost of revenues decreased by $181,000, or 10% to $1,636,000 from $1,817,000. This decrease primarily resulted from the reduction of the use of service partners to augment our engineering team starting in the second quarter of 2012. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $15,000, or 7%, to $211,000 during the three months ended September 30, 2013, from $226,000 during the three months ended September 30, 2012. During the nine months ended September 30, 2013, sales and marketing expenses decreased $27,000 or 4% to $709,000 from $736,000. The decrease was primarily a result of reduced commissions on lower revenues. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $28,000 or 9%, to $268,000 during the three months ended September 30, 2013, from $296,000 during the three months ended September 30, 2012. During the nine months ended September 30, 2013, research and development expenses decreased $81,000 or 11% to $665,000 from $746,000 for the nine months ended September 30, 2012. The decrease was primarily due to the reduction of use of service partners to augment our engineering team in 2012 which resulted in lower costs. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses decreased $17,000 or 6%, to $251,000 in the three months ended September 30, 2013, from $268,000 in the three months ended September 30, 2012. During the nine months ended September 30, 2013, general and administrative expenses decreased $61,000 or 7% to $858,000 from $919,000 for the nine months ended September 30, 2012. The decrease was primarily due to lower net income and related profit sharing costs as well as reduced rent costs as a result of renegotiating lease terms in the fourth quarter of 2012. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense decreased $1,000 or 6% to $16,000 in the three months ended September 30, 2013, from $17,000 in the three months ended September 30, 2012. During the nine months ended September 30, 2013, depreciation and amortization increased $2,000 or 4% to $50,000 from $48,000 in the nine months ended September 30, 2012. The increase is a result the Company’s investment in equipment upgrades and new financial software.

Other Income (Expense)

The Company did not have any interest expense for the three and nine month periods of September 30, 2013 and 2012.

Interest income for the three months ended September 30, 2013 was $0 compared to $1,000 for the same period in 2012. During the nine months ended September 30, 2013 and 2012, interest income was $1,000.

Gain on sale of property and equipment for the three and nine months ended September 30, 2013 was $2,000 compared to $0 for the same periods in 2012. The gain resulted in a return of a defective piece of equipment in which the seller refunded full price on the equipment.

Other income for the three months ended September 30, 2013 was $1,000 compared to $0 for the three months ended September 30, 2012. During the nine months ended September 30, 2013, other income was $8,000 compared to $0 for the same period in 2012. This other income was from our Japan subsidiary, Cimetrix Japan K.K., due to a Japanese tax law whereby companies are exempt from turning over collected consumption tax to the government if annual revenues to not meet regulatory thresholds.

Liquidity and Capital Resources

At September 30, 2013, the Company had current assets of $1,746,000, including cash of $1,013,000, and current liabilities of $478,000, resulting in a working capital of $1,268,000. Excluding deferred revenue of $343,000, which requires the Company to provide services and support, but does not represent a scheduled obligation requiring the outlay of Company funds, the Company’s current assets exceeded current liabilities by $1,611,000 at September 30, 2013.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement which expires in September 2014. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The terms of this credit facility are summarized in Note 4 to the Condensed Consolidated Financial Statements included in this report.

At September 30, 2013, the Company had no borrowings against the line of credit.

Results of Operations and Cash Flows –As of September 30, 2013, the Company had total stockholders’ equity of $2,680,000, an increase of $1,345,000 from December 31, 2012, of which $1,366,000 is attributable to the initial booking of the Company’s deferred tax asset valuation in June 2013. During the three months ended September 30, 2013, the Company reported a net loss of $149,000 before the provision for income tax benefit of $59,000. The net loss, after the provision for income taxes (benefit), for the three months ended September 30, 2013, was $90,000. During the nine months ended September 30, 2013, the net loss before taxes was $101,000. Net income for the nine months ended September 30, 2013, including the deferred tax benefit adjustment recorded in June 2013 and the provision for income tax benefit, was $1,328,000.

Net cash generated by operating activities for the nine months ended September 30, 2013 was $39,000 compared to $272,000 for the nine months ended September 30, 2012. The decrease in the net cash from operating activities for the nine months ended September 30, 2013 compared to the same period in 2012 is attributable primarily due to the net operating loss for the three month period ended September 30, 2013 offset by changes in deferred revenue, accounts receivable and accrued expenses. In the second quarter of 2012, the Company received a payment from a customer representing five years of prepaid product support. In the first quarter of 2013, the Company extended payment terms to a single customer for a nine-month time period for which the customer continues to make timely payments on those extended terms.

Net cash used in investing activities during the nine months ended September 30, 2013, was $6,000 and consisted of $22,000 for the purchase of hardware and software, less $14,000 in proceeds received from the reduction of a security deposit for the Salt Lake City headquarters facility and proceeds of $2,000 from the sale of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2012, was $24,000 and consisted of hardware and software upgrades.

Net cash used in financing activities for the nine months ended September 30, 2013 was $47,000 compared to $0 for the nine months ended September 30, 2012. This payment of $47,000 represented the use of Company funds to repurchase 525,000 shares of the Company’s common stock from two shareholders.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,776,000 during the nine months ended September 30, 2013, representing 47% of the Company’s total revenues, compared to $1,839,000 or 43%, of total revenues during the same period in 2012. The increase in foreign customer sales year-over-year is primarily attributable to new customer design wins for software development kits (SDKs) combined with strong performances from top-tier foreign OEM customers. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenue for the first nine months of 2013 decreased 12% compared to the first nine months of 2012, reflecting the net effect of decreased sales as predicted by industry analysts that the semiconductor equipment industry will be flat-to-slightly down in 2013, and decreased revenue from professional services, all as previously discussed in the Operations Review section. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. In the last two years, the Company invested significant R&D into its CIMControlFramework product for equipment control, which enables the Company to provide equipment makers with a complete software solution that reduces their time-to-market for new equipment developments. As equipment makers reduce costs and internal resources, Cimetrix believes the market for CIMControlFramework will continue to grow as equipment makers invest in new machine development programs.

In mid-October this year, the Company introduced CIMPortal Plus software for equipment manufacturers and integrated device manufacturers (IDMs). CIMPortal Plus, combined with new SEMI standards, provides capability to chip makers to determine when and how much data to collect. CIMPortal Plus makes the equipment data collection much more efficient leading to increased productivity, quality improvements and reduced costs in the fabs. Cimetrix believes the market for CIMPortal Plus will grow as adoption of the new SEMI standards increases.

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

Potential Future Adjustment to Deferred Tax Asset

Based on its then recent history of earnings, the Company recorded a deferred tax asset of $1,366,000 on its June 30, 2013 Condensed Consolidated Balance Sheets. In accordance with accounting guidelines this also resulted in an increase of $1,366,000 in net income for the quarter ended June 30, 2013 and the nine months ended September 30, 2013. The value of this asset is based in part on estimates of future earnings, which are subject to change and which could be adversely affected by the Company’s operating loss for the three and nine months ended September 30, 2013. In the event that these estimates change in the future, the book value of the deferred tax asset may decrease. In such event, the recorded amount on the Condensed Consolidated Balance Sheets would go down and earnings for the associated period would be reduced by the same amount. Any such change would most likely adversely affect the market price for the Company’s stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
10.2	First Amendment to Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated (2)
10.3	Second Amendment to Loan and Security Agreement dated October 1, 2013 between Silicon Valley Bank and Cimetrix Incorporated (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 12, 2013*
101
______________________________________
Interactive Data Files*
(1) Included in the Company’s Form 10-Q for the Quarterly Period Ended September 30, 2011
(2) Included in the Company’s Form 10-Q for the Quarterly Period Ended September 30, 2012
(3) Included in the Company’s Form 8-K filed on October 7, 2013
    * Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: November 14, 2013

By:	/S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)