Form 10-K
period 2013-12-31
CIMETRIX INC
filed 2014-03-31
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [  ] No[X]

As of March 14, 2014, the registrant had 45,042,006 shares of its common stock, par value $.0001, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $4,033,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of executive officer or affiliate status is not intended to be determinative nor conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 6, 2014, are incorporated by reference into Part III hereof.

CIMETRIX INCORPORATED
FORM 10-K

For the Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended generally be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “intend,” “anticipate,” “plan,” “continue,” or similar expressions. In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management and is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. All forward-looking statements speak only as of the date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements and risks included in this Form 10-K, including under “Risk Factors.” We undertake no obligation to update or revise forward-looking statements that may be made to reflect events or circumstances that arise after the date the statement is made or to reflect the occurrence of unanticipated events, other than as required by law.

PART I

ITEM 1.  BUSINESS

Business Overview

Cimetrix is a software engineering company that designs, develops, markets and supports factory connectivity and equipment control products for today’s smart, connected factories. The Company’s primary customers are original equipment manufacturers (OEMs) that supply precision electronics manufacturing equipment for semiconductor wafer fabrication and adjacent industries such as solar/photovoltaic (PV), high-brightness light-emitting diode (HB-LED), disk drive, flat panel displays, printed circuit boards, and other electronics manufacturing.

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

The Company’s factory connectivity products are directly tied to industry standards in the served markets. SEMI® (Semiconductor Equipment and Materials International) is a global industry association serving the electronics manufacturing community that manages the development of technical standards aimed at improving production and quality. The Company is actively involved in supporting the development of industry standards with SEMI, and we maintain leadership roles on the SEMI semiconductor, PV and HB-LED Standards Task Forces.

Additional information about Cimetrix is available on our web site at www.cimetrix.com. Links to the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q are available free of charge on the web site. Information contained on the Company’s web site is not a part of, and is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

Key Markets

The semiconductor industry demands data-intensive manufacturing equipment that can communicate with host computers throughout the manufacturing process. This highly competitive and dynamic industry has a critical need for data about the equipment and manufacturing processes to improve productivity and manufacturing effectiveness.

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

The Company’s overall strategy is to focus our product development, marketing, and sales on semiconductor equipment and adjacent industries to increase the number of pieces of equipment shipped using Cimetrix products, as well as increase the content of Cimetrix products on each piece of equipment. The Company also continues to explore opportunities for growth in other industries.

For financial reporting, the Company considers the semiconductor and adjacent industries as one business segment.

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

Based upon data from SEMI, the total worldwide revenue for the semiconductor equipment industry fell from $42.8 billion in 2007 to $16 billion in 2009, and then recovered to $39.9 billion in 2010 and $43.5 billion in 2011. However, the industry declined approximately 12% in 2012 to $38.2 billion. Industry analysts, including those at SEMI, project the market for semiconductor equipment contracted approximately 13% in 2013, to $32 billion.  However, the consensus of the top industry analysts at SEMI, Gartner, and IC Insights is for long-term growth through 2016.

In 2000, the semiconductor industry began the migration from building 8-inch (200mm) wafers to building 12-inch (300mm) wafers, and the majority of capital spending transitioned to 300mm equipment. The Company’s CIMConnect™, CIM300™, CIMPortal™ Plus, and CIMControlFramework™ product lines are directly applicable to makers of 300mm semiconductor equipment. Cimetrix customers have now shipped fully automated equipment to virtually all of the major 300mm manufacturing facilities throughout the world. Today we are seeing increasing adoption of the SEMI EDA/Interface A standard as semiconductor device manufacturers seek to improve and facilitate communication between their data gathering software applications and the factory equipment.

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

Adjacent  Industries

In addition to the semiconductor industry, the Company serves customers in a wide variety of electronics industries, including solar/photovoltaic (PV), high-brightness LED, disk drive, flat panel displays, printed circuit boards and other electronics manufacturing. All of these industries use some portion of the SEMI connectivity standards, with varying adoption levels from factory to factory.

The photovoltaic market, which manufactures solar cells to produce electricity, utilizes standards and processes similar to the semiconductor industry. In June 2009, the PV manufacturing community approved industry-wide equipment communications standards to improve efficiencies, and that standard is based upon the SECS/GEM connectivity standard used in the semiconductor industry. Cimetrix CIMConnect software enables customers to comply with the SEMI-sponsored PV2 (Photovoltaic Equipment Communication Interface) specification.

The high-brightness LED (HB-LED) market is another industry with high correlation to semiconductor manufacturing that the Company believes may represent future growth opportunities.

These varying levels of adoption of SEMI standards is in contrast to semiconductor 300mm manufacturing which now requires the use of a large number of the SEMI standards. Increasing adoption rates of the SEMI standards in these other electronics industries will increase the market for Cimetrix factory connectivity products. In addition, they also offer growth opportunities for Cimetrix equipment control products.

Notable Achievements of 2013

As we look back on 2013 with this historical perspective, we feel proud of our key accomplishments:

•	Increased stockholders’ equity with a $1.3 million valuation of a deferred tax asset.

•	Achieved 20 new design wins for Cimetrix products in North America, Europe, and Asia.

•
After listening to the recommendations from our growing customer base, we developed and delivered a major new release of CIMControlFramework equipment control software. CIMControlFramework version 3.8 delivers additional functionality that empowers Cimetrix customers to complete equipment automation projects with the fastest time-to-market.

•
Released CIMPortal Plus software development kit (SDK), a new addition to our CIMPortal EDA/Interface A connectivity family. CIMPortal Plus is designed for equipment manufacturers to support the latest EDA/Interface A standards, including the recent E164 Specification for EDA Common Metadata.

•	Completed incremental releases of CIMConnect, CIM300, and CIMPortal software to enable development on new platforms and support revisions to SEMI standards.

•	Cimetrix continues to collaborate with industry leaders to investigate new products that enable both equipment companies and semiconductor manufacturers to reduce costs and increase productivity.

Cimetrix Product Line

Equipment Control

CIMControlFramework is an equipment control software framework based on the latest Microsoft .NET technology. It allows OEMs to meet the supervisory control, material handling, platform and process control, and factory automation requirements of the fabrication facilities or fabs. Developers can leverage framework components through configuration and extension, or customize when unique requirements exist. CIMControlFramework, unlike one-off solutions, is supported and maintained with upgrades, improvements, and performance enhancements. With a data-driven architecture at the core of the framework, data generated at any point on the equipment can be quickly and easily accessed by any other module or external application. CIMControlFramework software is the only equipment automation and control software that delivers fast time-to-market and allows equipment companies to control their own destiny.

CIMControlFramework is one of the Cimetrix flagship products, and benefited from our significant development investment in 2013. The CIMControlFramework 3.8 release delivers additional functionality for both atmospheric and vacuum robot tool types, along with increased extensibility and enhanced usability. Many of the advances in the latest version of CIMControlFramework software were the result of working with over a dozen OEM customers on equipment automation projects involving many more tool types.

Factory Connectivity

CIMConnect is designed for general purpose equipment connectivity and enables production equipment in the semiconductor and electronics industries to communicate data to the factory’s host computer through the SEMI defined SECS (SEMI Equipment Communication Standard), GEM (Generic Equipment  Model), and PV2 (new photovoltaic equipment communication standard based on SECS/GEM) standards. CIMConnect can also support other emerging communications standards for maximum flexibility. In addition, it supports multiple-host interfaces simultaneously, which allows customers to support legacy, custom, and GEM interfaces. CIMConnect is used in semiconductor wafer fabrication, semiconductor back-end (test, assembly, and packaging), PV, HB-LED, disk drive, flat panel displays, printed circuit boards and other electronics  manufacturing.

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

The CIM300 software development kit is used by manufacturers of the 300mm semiconductor equipment that allows for quick implementation of the required 300mm SEMI standards, including E39, E40, E87, E90, E94, E116, E148, and E157. These SEMI standards allow for the full automation required in manufacturing 300mm wafers. The CIM300 software development kit includes CIMConnect, TESTConnect, and SECSConnect.

CIMPortal Plus is a software design kit for manufacturers of semiconductor equipment that allows for quick implementation of the Interface A, also known as EDA (Equipment Data Acquisition), and other SEMI standards, including E120, E125, E132, E134, E138, E147, and E164. Interface A specifies a new port on equipment that provides detailed structured data that can be used for advanced process control, e-diagnostics, and other equipment engineering service applications. These software applications are becoming critical to the fabs as shorter ramp times are required. CIMPortal is a SEMI standards-compliant Interface A data collection and routing product with high-speed distributable data collection modules, equipment modeling tools, and a rich set of rules-based security and optimization features.

CIMPortal Plus is built upon the award winning, industry-leading CIMPortal software toolkit that has set the standard for Interface A connectivity development. Cimetrix developed CIMPortal Plus specifically to support the development of the EDA/Interface A standards – Freeze Version I (1105) and Freeze Version II (0710). In addition, CIMPortal Plus supports the more recent E164 Specification for EDA Common Metadata. The E164 standard, initially approved by SEMI in mid-2012, was developed to encourage companies using Interface A connections to provide a more common representation of equipment metadata. Developers can use the Metadata Conformance Analyzer (MCA), available from SEMATECH, to validate the equipment models they generate.

The CIMPortal Plus software is part of the complete Cimetrix EDA/Interface A connectivity solution that supports both the equipment side and the client side implementation of SEMI standards. Along with CIMPortal Plus, Cimetrix also offers EDAConnect™ software for semiconductor manufacturers and the Equipment Client Connection Emulator (ECCE). All of these products support the development of Freeze Version I and Freeze Version II of the SEMI EDA/Interface A standards.

EDAConnect is a software product that allows host side software applications such as Advanced Process Control, Fault Detection and Classification, and Prognostics and Health Management to gather data using the SEMI Interface A standards. EDAConnect is designed for fabs developing their own software applications or third-party software developers.  Semiconductor manufacturers recognize the additional data delivered by Interface A allows them to increase manufacturing throughput and improve product quality, and we believe the increased adoption of the standard will lead to greater sales for Cimetrix.

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

Finance, General and Administrative

Finance and general and administrative operations are conducted under the direction of the Company’s Chief Financial Officer, Jodi M. Juretich.

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

Major Customers and Foreign Sales

During 2013 and 2012, no single customer accounted for 10% or more of the Company’s total revenues.

The following table summarizes domestic and export sales as a percent of total sales for the years ended December 31, 2013 and 2012:

Years Ended December 31,	2013	2012
Domestic sales	53%	59%
Export Sales	47%	41%

In 2013, a majority of the Company's export sales were payable in United States dollars so the Company’s exposure to currency fluctuations with respect to its accounts receivables was minimal.

In 2013 and 2012, sales to customers in Japan accounted for 12% of total sales.

Personnel

As of December 31, 2013, the Company had 33 direct employees. None of the employees of the Company are represented by a union or subject to a collective bargaining agreement, and Cimetrix considers its relations with its employees to be favorable.

Executive Officers of the Registrant

Officer Name	Position	Age
Robert H. Reback	CEO and President	54
Jodi M. Juretich	CFO, Secretary and Treasurer	51
David P. Faulkner	Executive Vice President	58
Paul A. Johnson	Vice President of Software Engineering	58

Robert H. Reback joined Cimetrix as Vice President of sales in January 1996, was promoted to Executive Vice President of sales in January 1997, and was promoted to President in June, 2001. Mr. Reback’s career background includes director of sales/account executive for Thesis, Inc., a privately owned supplier of factory automation software, and  senior automation engineer for Texas Instruments. Prior to joining Cimetrix, Mr. Reback was the district manager of Fanuc Robotics' West Coast business unit. Mr. Reback has a Bachelor of Science degree in Mechanical Engineering and a Master of Science degree in Industrial Engineering from Purdue University.

Jodi M. Juretich joined Cimetrix in May 2007 and was promoted to Chief Financial Officer in November 2008. Ms. Juretich has a strong background in executive accounting management for private high-growth companies as well as 10 years of public accounting experience. Prior to joining Cimetrix, Ms. Juretich was vice president of finance for two venture funded private companies and general manager for a subsidiary of Monster.com. She has played key roles in raising venture capital in start-up organizations and led Cimetrix in implementing and managing Sarbanes-Oxley compliance requirements. She currently sits on the Executive Board of Directors as the Chairman of the Board for the Utah Foster Care Foundation. Ms. Juretich holds a Bachelor of Science degree in Business Management from Westminster College.

David P. Faulkner joined Cimetrix in August 1996. Mr. Faulkner was previously employed as the manager of PLC Marketing, Manager of Automotive Operations, and District Sales Manager for GE Fanuc Automation, a global supplier of factory automation computer equipment specializing in programmable logic controllers, factory software, and computer numerical controls. Faulkner has a Bachelor of Science degree in Electrical Engineering and a Master of Business Administration degree from Rensselaer Polytechnic Institute.

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

Cimetrix has an accumulated operating deficit of $30,968,000 at December 31, 2013. The Company’s future liquidity is dependent on sustaining positive cash flows from operations and, to the extent necessary, obtaining additional external financing through the issuance of debt or equity securities or drawing on the current line of credit. See “Liquidity and Capital Resources” discussion in Item 7. If the Company is unable to sustain the cash flow necessary to support future operations and meet its research and development needs, its future operations would be materially adversely affected.

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

During the past three years, the Company has obtained over 70% of its revenue from software license revenue associated with the shipment of equipment by its customers. The 2010 global economic environment increased the demand for electronic devices by consumers and businesses, resulting in dramatic increases in year-over-year spending on capital equipment which continued into the first half of 2011. This trend reversed in the second half of 2011 and the semiconductor capital equipment market decreased in 2012 and 2013. Our ability to accurately predict future economic conditions beyond the next three months is particularly low due to the wide variability of macro-economic forces including the global economy, changes in technology, government regulations impacting our target industries, and inventory levels of electronics products.

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

The Company’s markets are affected by industry consolidation

We have seen companies acquire other companies in the industry, such as Applied Materials combining with Tokyo Electron Ltd. (TEL), TEL purchasing Nexx and FSI, and Lam Research acquiring Novellus. This process of industry consolidation can impact sales strategies and affect our momentum toward winning new customer designs, whether our sales focus is the acquirer or the company being purchased. In addition, Cimetrix products could be replaced with another solution as a result of a consolidation, causing Cimetrix to lose runtime revenue.

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

Potential Future Adjustment to Deferred Tax Asset.

Based on its historic and estimated future earnings, the Company recorded a deferred tax asset of $1,366,000 on its June 30, 2013 Condensed Consolidated Balance Sheets. In accordance with accounting guidelines this also resulted in an increase of $1,366,000 in net income for the quarter ended June 30, 2013 and adjusted at year ended December 31, 2013 to $1,338,000. The value of this asset is based in part on estimates of future earnings, which are subject to change and which could be adversely affected by changes in the Company’s business prospects.  In the event that these estimates change in the future, the book value of the deferred tax asset may decrease. In such event, the recorded amount on the Condensed Consolidated Balance Sheets would go down and earnings for the associated periods would be reduced by the same amount. Any such change would most likely adversely affect the market price for the Company’s stock.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTCQB marketplace through OTC Markets Group under the symbol "CMXX". The table below sets forth the high and low bid prices of the Company's common stock for each quarter during the past two fiscal years. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.On March 14, 2014, the closing bid quotation for the Company’s common stock on the OTCQB market place was $0.19 per share. Potential investors should be aware that the price of the common stock in the trading market may change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

Period (Calendar Year)	Price Range
2012	High	Low
First quarter	$.22	$.14
Second quarter	$.20	$.08
Third quarter	$.25	$.09
Fourth quarter	$.20	$.12

2013
First quarter	$.18	$.12
Second quarter	$.17	$.09
Third quarter	$.18	$.13
Fourth quarter	$.45	$.13

On March 14, 2014, there were 45,042,006 shares of common stock outstanding held by approximately 635 shareholders of record, which does not include shareholders whose stock is held through securities position listings.

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

The following table summarizes the Company’s equity compensation plan as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Issued as Restricted Stock Grants (1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (2)	3,040,069	$.14	2,692,986	625,549

(1) During the years ended December 31, 2013 and 2012, no restricted stock was awarded.
(2)  A total of 9,250,000 shares of common stock have been reserved for issuance under the Plan. To date, a total of 5,683,444 options and 2,692,986 shares of restricted stock have been granted and 248,021 options have been exercised under the Plan.

A total of 9,250,000 shares of common stock have been reserved for issuance under the Plan and all shares are registered under Form S-8 registration statements, filed on August 27, 2004, June 11, 2010, and June 23, 2011.

Recent Sales of Unregistered Securities

The Company did not have any sales of unregistered securities in 2013.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the years ended December 31, 2013 and 2012, and the Company’s financial position at December 31, 2013. The information includes discussions of sales, expenses, capital resources, and other significant financial items.

Cimetrix is a software engineering company that designs, develops, markets and supports factory connectivity and equipment control products for today’s smart, connected factories. The Company’s primary customers are original equipment manufacturers (OEMs) that supply precision electronics manufacturing equipment for semiconductor wafer fabrication as well as adjacent industries such as solar/photovoltaic (PV), high-brightness light-emitting diode (HB-LED), disk drive, flat panel displays, printed circuit boards, and other electronics manufacturing.

Revenues are derived from the sales of software and services. Software includes the initial sale of software development kits, the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software and annual contracts for software license updates and product support. Services include the sale of professional services that provide customers with software solutions typically incorporating Cimetrix software products. While Cimetrix products are installed in a wide range of industries, the Company has focused on the global semiconductor and adjacent industries.  For a detailed discussion of the Company’s products, markets, and other Company information, refer to Item 1, “Business.”

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

2)
Delivery of the products or services must have occurred. The Company treats either physical or electronic availability as having met this requirement. It is the policy of the Company to provide its customers a 30-day right to return. However, because the amount of returns has historically been insignificant, the Company recognizes revenue immediately upon transfer of both title and risk of loss to the customer upon delivery of the product. If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for the possibility of such returns.

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

The Company’s products are fully functional at the time of delivery. The software components of the Company’s products do not require significant production, modification, or customization. As such, revenue from product sales is recognized upon delivery provided that the criteria outlined above are met.

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

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company offers credit terms on the sale of its products to a majority of its customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts based upon historical collection experience and expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts, which is determined based on historical experience and a specific review of customer balances, was $20,000 as of December 31, 2013 and 2012. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

In 2013 and 2012, the Company did not have any impairment of its long-lived assets.

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies

As of December 31, 2013, the Company had a net operating loss carry forward of approximately $17,105,000, that may be offset against future taxable income. Portions of the net operating loss carry forward expire at various times during the period from 2018 through 2034. Use of this net operating loss carry forward may also be limited in the event of substantial changes in the Company’s ownership. Based on the foregoing, at December 31, 2013, the valuation of the Company’s deferred tax asset was $7,686,000. Due to the Company’s historical lack of earnings, there was a valuation for this entire amount and the Company did not include this deferred tax asset on its December 31, 2012 Consolidated Balance Sheets.

At December 31, 2013, the Company evaluated its historic and estimated future net income and determined the valuation of the deferred tax asset was $7,693,000 with a calculated valuation allowance of $6,355,000. The change in the valuation allowance of $1,338,000 at December 31, 2013 has been reported as a component of the provision for income taxes (benefit) in the accompanying Consolidated Statements of Income and as change in value of the deferred tax asset on the Consolidated Balances Sheets at December 31, 2013.

In the event that estimates of future earnings decrease in the future, the book value of the deferred asset may also decrease, resulting in a decrease in earnings for the periods in which this change is recorded. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Operations Review

Cimetrix reported income before taxes of $41,000 for the year ended December 31, 2013, compared to income before taxes of $74,000 for the year ended December 31, 2012. The income before taxes for 2013 and 2012 includes non-cash expenses related to stock-based compensation of $91,000 and $82,000 for the years ended December 31, 2013 and 2012, respectively. The income before taxes for 2013 and 2012 also includes non-cash expenses for depreciation and amortization of $61,000 and $65,000, respectively.

Net income was $1,382,000 for the year ended December 31, 2013 compared to net income of $68,000 for the year ended December 31, 2012. The net income for the 2013 fiscal year was primarily related to the recording of a deferred tax asset of $1,338,000 during the year 2013, based on estimates of future earnings. Accounting guidance requires that this amount also be reflected on the income statement at the same time that the asset is recorded. The Company anticipates that this is a non-reoccurring event and does not reflect ongoing earnings to be expected from the Company.

Net cash used in operating activities for the year ended December 31, 2013 was $85,000. Net cash provided by operating activities for the year ended December 31, 2012 was $180,000.

Results of Operations

The following table sets forth the percentage of costs and expenses to net revenues derived from the Company's Consolidated Statements of Income for each of the two preceding fiscal years.

	Years Ended December 31,
	2013	2012
Total Revenues	100%	100%

Operating costs and expenses:
Cost of revenues	42	40
Sales and marketing	18	18
Research and development	16	18
General and administrative	22	21
Depreciation and amortization	1	2

Total operating costs and expenses	99	99

Income from operations	1	1
Other income (expense), net	-	-
Total other expenses, net	-	-

Income before income taxes	1	1
Provision for income taxes	(25)	-

Net income	26%	1%

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Years Ended December 31,
	2013		2012
New software licenses	$3,917,000	75%	$3,945,000	70%
Software license updates and product support	1,054,000	20%	1,007,000	18%
Total software revenues	4,971,000	95%	4,952,000	88%
Professional services	263,000	5%	687,000	12%
Total revenues	$5,234,000	100%	$5,639,000	100%

Total revenue for 2013 decreased $405,000 or 7%, to $5,234,000, from $5,639,000 in 2012. As the above table indicates, the decrease in net sales in 2013 as compared to 2012 was attributed primarily to the reduction in revenue from professional services resulting from implementing a new services strategy in the second quarter of 2012 as discussed later in this section. While Cimetrix is primarily a software products company, professional services is a complementary service we offer to assist customers in using Cimetrix products. The mix of revenue categories is subject to change on a year-to-year basis.

The market for semiconductor capital equipment, our largest single source of revenue for the past several years, declined approximately 13% year-over-year, which led to reduced software license revenues. Cimetrix revenues associated with software license updates and product support increased 5% year-over-year as the Company added incremental new customers.

Cost of Revenues

The Company's cost of revenues as a percentage of total revenues for the years ended December 31, 2013 and 2012 was 42% and 40%, respectively. Cost of revenues decreased $79,000 or 3%, to $2,197,000 for 2013, from $2,276,000 for 2012. This decrease was primarily a result of the decrease in revenues over the same periods, but was also impacted by investments in our current products, new products and the reduction of the use of service partners to augment our engineering team to deliver Professional Services. Cost of revenues is higher for professional services compared to software sales and the cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $65,000 or 6%, to $957,000 in 2013, from $1,022,000 in 2012. The decrease was primarily a result of reduced commissions from lower revenues. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $177,000 or 17%, to $852,000 in 2013, from $1,029,000 in 2012. The decrease was primarily due to the reduction of use of service partners in 2012 to augment our engineering team. Because Cimetrix was able to significantly strengthen its balance sheet during the last up cycle, the Company has been able to maintain its highly experienced staff of research and development engineers and used the down cycle to continue investing in new technologies and new products to better position the Company for future growth. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

        General and administrative expenses decreased $48,000, or 4%, to $1,137,000 in 2013, from $1,185,000 in 2012. The decrease was primarily due to lower profit sharing costs as well as a reduction in facility costs in the last quarter of 2012. General and administrative expenses include all direct costs for administrative and accounting personnel and all rents and utilities for maintaining Company offices. The Company continues to incur general and administrative expenses related to its public company status and Sarbanes-Oxley internal controls compliance activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $4,000, or 6%, to $61,000 in 2013 from $65,000 in 2012. The decrease in depreciation and amortization was a result of aging equipment becoming fully expired.

Other Income (Expense)

Cimetrix earned $2,000 and $1,000 in interest income in 2013 and 2012.

For the year ended December 31, 2013 and 2012, the Company reported $8,000 and $12,000, respectively, in other income from its Japan subsidiary, Cimetrix Japan K.K. due to a Japanese tax law, whereby companies are exempt from turning over collected consumption tax to the government if annual revenues do not meet regulatory thresholds, which we were below for 2013 and 2012.

Interest expense decreased $1,000 or 100%, to $0 in 2013, compared to $1,000 in 2012. The interest expense in 2012 was related to incidental short-term financing fees that did not repeat in 2013.

Liquidity and Capital Resources

At December 31, 2013, the Company had current assets of $1,956,000, including cash of $887,000, and current liabilities of $507,000 resulting in a working capital of $1,449,000. Current liabilities include deferred revenue of $273,000 at December 31, 2013, which requires the Company to provide services and support but does not represent a scheduled obligation requiring the outlay of Company funds other than the payment of employee expenses and other costs necessary to provide the support.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement which expires in September 2014. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The terms of this credit facility are summarized in Note 5 to the Condensed Consolidated Financial Statements included in this report.

At December 31, 2013, the Company had no borrowings against the line of credit and was in compliance with all covenants.

Liquidity – In the past, the Company incurred net losses and negative cash flows from operations; however, the Company has reported income before taxes in 17 out of the last 18 quarters. As of December 31, 2013, the Company had an accumulated deficit of $30,968,000 and total stockholders’ equity of $2,761,000. During the year ended December 31, 2013, the Company reported income before taxes of $41,000 and net cash used in operating activities of $85,000. Management believes the existing cash, anticipated cash flows from operations and available borrowings from the line of credit will be sufficient to fund planned operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to maintain profitable operations and generate positive operating cash flows sufficient to meet operating obligations, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

        Net cash used by operating activities for the year ended December 31, 2013 was $85,000 compared to net cash provided by operating activities of $180,000 for the year ended December 31, 2012.

Net cash used in investing activities for the year ended December 31, 2013 was $8,000 and consisted of $24,000 for the purchase of hardware and software, less $14,000 in proceeds received from the reduction of a security deposit for the Salt Lake City headquarters facility and proceeds of $2,000 for the sale of property and equipment. Net cash used in investing activities for the year ended December 31, 2012 was $24,000 for the purchase of hardware and software.

Net cash used in financing activities for the year ended December 31, 2013 was $47,000 compared to $0 for the year ended December 31, 2012. The $47,000 represented the use of Company funds to repurchase 525,000 shares of the Company’s common stock from two shareholders.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $2,444,000 during the year ended December 31, 2013, representing 47% of the Company’s total revenues, compared to $2,340,000, or 41%, of total revenues during the year ended December 31, 2012. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Contractual Obligations and Commitments

The future contractual obligations of the Company as of December 31, 2013 are $50,000 for operating lease payments, all due in 2014.

Recently Issued Accounting Standards

There were no recent accounting pronouncements that would have a significant impact on our financial statements.

Factors Affecting Future Results

Total revenues for 2013 decreased 7% compared to 2012, reflecting the net effect of decreased sales as predicted by industry analysts that the semiconductor equipment industry would be down 13% in 2013, and decreased revenue from professional services, all as previously discussed in the Operations Review section. Sales of software development kits are difficult for the Company to forecast, as the Company is highly dependent on the timing of the equipment suppliers’ decision to initiate a new machine development program and utilize the Company’s products.

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

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The markets for the Company’s products are emerging and specialized. There can be no assurance that the markets for factory connectivity and equipment control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, Cimetrix conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item, other than the information regarding executive officers and directors which is contained in Part I of this report, is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in the Company’s definitive Proxy Statement to be filed for the 2014 Annual Meeting of Stockholders.

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

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger of Cimetrix (USA) Incorporated with Cimetrix Incorporated (2)
3.3	Amended Bylaws (3)
2.1	List of Subsidiaries (4)
99.1	Employment Agreement by and between Cimetrix Incorporated and Robert H. Reback, dated August 23, 2012 (5)
99.2	Employment Agreement by and between Cimetrix Incorporated and Jodi M. Juretich, dated August 9, 2013 (6)
99.3	Employment Agreement by and between Cimetrix Incorporated and David P. Faulkner, dated August 9, 2013 (7)
99.4	Employment Agreement by and between Cimetrix Incorporated and Paul A. Johnson, dated August 9, 2013 (8)
10.5	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (9)
10.6	First Amendment to Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated (10)

10.7	Second Amendment to Loan and Security Agreement dated October 1, 2013 between Silicon Valley Bank and Cimetrix Incorporated (11)
23.1	Independent Auditors’ Consent – HJ & Associates, LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-1 4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.5	Press Release dated March 27, 2014*
101	Interactive Data Files*
______________________________________

*      Exhibits filed with this report.
(1)   Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(2)   Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Included in Notes to Consolidated Financial Statements contained in this filing
(5)	Incorporated by reference to Exhibit 99.1 included with the report on Form 8-K filed August 23, 2013
(6)	Incorporated by reference to Exhibit 99.2 included with the report on Form 8-K filed August 23, 2013
(7)	Incorporated by reference to Exhibit 99.3 included with the report on Form 8-K filed August 23, 2013
(8)	Incorporated by reference to Exhibit 99.4 included with the report on Form 8-K filed August 23, 2013
(9)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
(10)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012
(11)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2014.

REGISTRANT

CIMETRIX INCORPORATED

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Robert H. Reback	President, Chief Executive Officer and Director	March 31, 2014
Robert H. Reback	(Principal Executive Officer)

/S/ Jodi M. Juretich	Chief Financial Officer	March 31, 2014
Jodi M. Juretich	(Principal Financial and Accounting Officer)

/S/ Scott C. Chandler	Director	March 31, 2014
Scott C. Chandler

/S/ Edward C. Grady	Director	March 31, 2014
Edward C. Grady

/S/ Michael B. Thompson	Director	March 31, 2014
Michael B. Thompson

CIMETRIX INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cimetrix, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Cimetrix, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimetrix, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 31, 2014

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2013	2012
Current assets:
Cash	$887,000	1,027,000
Accounts receivable, net	797,000	642,000
Inventories	56,000	16,000
Prepaid expenses and other current assets	72,000	102,000
Deferred tax asset - current portion	144,000	-
Total current assets	1,956,000	1,787,000

Property and equipment, net	48,000	81,000
Goodwill	64,000	64,000
Deferred tax asset - long-term portion	1,194,000	-
Other assets	6,000	20,000

Total assets	$3,268,000	$1,952,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,000	$49,000
Accrued expenses	178,000	230,000
Deferred revenue	273,000	338,000
Total current liabilities	507,000	617,000

Total liabilities	507,000	617,000

Commitments and contingencies

Stockholders’ equity:

Common stock; $.0001 par value, 100,000,000 shares authorized, 45,042,006 and 45,567,006 shares issued, respectively	4,000	4,000
Additional paid-in capital	33,774,000	33,683,000
Treasury stock, 25,000 shares at cost	(49,000)	(49,000
Accumulated deficit	(30,968,000)	(32,303,000
Total stockholders’ equity	2,761,000	1,335,000

Total liabilities and stockholders' equity	$3,268,000	$1,952,000
See accompanying notes to Consolidated Financial Statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2013	2012
Revenues:
New software licenses	$3,917,000	$3,945,000
Software license updates and product support	1,054,000	1,007,000
Total software revenues	4,971,000	4,952,000
Professional services	263,000	687,000

Total revenues	5,234,000	5,639,000

Operating costs and expenses:
Cost of revenues	2,197,000	2,276,000
Sales and marketing	957,000	1,022,000
Research and development	852,000	1,029,000
General and administrative	1,137,000	1,185,000
Depreciation and amortization	61,000	65,000

Total operating costs and expenses	5,204,000	5,577,000

Income from operations	30,000	62,000

Other income (expenses):
Interest income	2,000	1,000
Gain on sale of property and equipment	1,000	-
Interest expense	-	(1,000)
Other income	8,000	12,000

Total other income (expenses), net	11,000	12,000

Income before income taxes	41,000	74,000

Provision for income taxes (benefit)	(1,341,000)	6,000

Net income	$1,382,000	$68,000

Net income per common share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

Weighted average number of shares outstanding:
Basic	45,431,000	45,718,000
Diluted	46,092,000	46,381,000
See accompanying notes to Consolidated Financial Statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013 and 2012

					Additional
	Treasury Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	25,000	$(49,000)	45,234,256	$4,000	$33,601,000	$(32,371,000)	$1,185,000
Stock-based compensation	-	-	-	-	82,000	-	82,000
Issuance of common stock
associated with fully vested restricted stock shares	-	-	332,750	-	-	-	-
Net income		-	-	-	-	68,000	68,000
Balance, December 31, 2012	25,000	(49,000)	45,567,006	4,000	33,683,000	(32,303,000)	1,335,000
Stock-based compensation	-	-	-	-	91,000	-	91,000
Repurchase and retirement
of common stock			(525,000)			(47,000)	(47,000)
Net income		-	-	-	-	1,382,000	1,382,000
Balance, December 31, 2013	25,000	$(49,000)	45,042,006	$4,000	$33,774,000	$(30,968,000)	$2,761,000

See accompanying notes to Consolidated Financial Statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,382,000	$68,000
Adjustments to reconcile net income to net
cash provided (used in) by operating activities:
Depreciation and amortization	61,000	65,000
Stock-based compensation	91,000	82,000
Changes in operating assets and liabilities
Accounts receivable	(155,000)	302,000
Inventories	16,000	6,000
Prepaid expenses and other current assets	25,000	(28,000)
Deferred taxes	(1,338,000)	-
Accounts payable	7,000	(185,000)
Accrued expenses	(109,000)	(255,000)
Deferred revenue	(65,000)	125,000

Net cash provided by (used in) operating activities	(85,000)	180,000

Cash flows from investing activities:
Proceeds received from deposits	14,000	-
Proceeds from sale of property and equipment	2,000	-
Purchase of property and equipment	(24,000)	(24,000)

Net cash used in investing activities	(8,000)	(24,000)

Cash flows from financing activities:
Payments for repurchase of common stock	(47,000)	-

Net cash used in financing activities	(47,000)	-

Net increase (decrease) in cash	(140,000)	156,000
Cash, beginning of period	1,027,000	871,000

Cash, end of period	$887,000	$1,027,000

Supplemental Cash Flow Information

	December 31,
	2013	2012
Cash paid for interest	$-	$1,000
Cash paid (refunded) for income taxes	$(7,000)	$2,000

See accompanying notes to Consolidated Financial Statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

Note 1: Organization and Significant Accounting Policies

Organization – Cimetrix Incorporated, a Nevada corporation, and its subsidiaries (Cimetrix or the Company) is a software engineering company that designs, develops, markets and supports factory connectivity and equipment control products for today’s smart, connected factories. The Company’s primary customers are original equipment manufacturers (OEMs) that supply precision electronics manufacturing equipment for semiconductor wafer fabrication and adjacent industries such as solar/photovoltaic (PV), high-brightness light-emitting diode (HB-LED), disk drive, flat panel displays, printed circuit boards, and other electronics manufacturing.

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

Cash – The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

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

Software Development Costs – Software development costs associated with software to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility, defined as a working model or prototype, has been established. At that time, such costs are capitalized until the product is available for general release to customers. To date, costs incurred between the completion of a working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development during the years ended December 31, 2013 and 2012.

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

Goodwill – Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired. The Company evaluates its goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. Since the Company has only one reporting unit, the goodwill carrying value is compared to the enterprise value as a whole. The annual evaluation of the Company’s goodwill resulted in no impairment loss for the years ended December 31, 2013 and 2012.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative expected undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. No impairment loss was recognized in 2013 and 2012.

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

2)
Delivery of the products or services must have occurred. The Company treats either physical or electronic availability as having met this requirement. It is the policy of the Company to provide its customers a 30-day right to return. However, because the amount of returns has historically been insignificant, the Company recognizes revenue immediately upon transfer of both title and risk of loss to the customer upon delivery of the product. If the number of returns were to increase, the Company would establish a reserve based on a percentage of sales to account for any such returns.

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

The Company’s products are fully functional at the time of delivery. The software components of the Company’s products do not require significant production, modification, or customization. As such, revenue from product sales is recognized upon shipment provided that the criteria outlined above are met.

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

Income Taxes – As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of net operating loss and tax credit carry forwards, and ongoing prudent and feasible tax planning strategies

As of December 31, 2013, the Company had a net operating loss carry forward of approximately $17,105,000, that may be offset against future taxable income. Portions of the net operating loss carry forward expire at various times during the period from 2018 through 2034. Use of this net operating loss carry forward may also be limited in the event of substantial changes in the Company’s ownership. Based on the foregoing, at December 31, 2012, the valuation of the Company’s deferred tax asset was $7,686,000. Due to the Company’s historical lack of earnings, there was a valuation for this entire amount and the Company did not include this deferred tax asset on its December 31, 2012 Consolidated Balance Sheets.

At December 31, 2013, the Company evaluated its historic and estimated future net income and determined the valuation of the deferred tax asset was $7,693,000 with a calculated a valuation allowance of $6,355,000. The change in the valuation allowance of $1,338,000 at December 31, 2013 has been reported as a component of the provision for income taxes (benefit) in the accompanying Consolidated Statements of Income and as change in value of the deferred tax asset on the Consolidated Balances Sheets at December 31, 2013.

If the Company were to determine that it would not be able to realize the deferred tax asset in the future, the increase in the valuation allowance would decrease income in the period such determination was made. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.

Advertising Costs – Advertising costs, including trade show participation, newsletters, press releases and sales literature, are expensed as incurred and totaled $42,000 and $39,000, for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources –As of December 31, 2013, the Company had an accumulated deficit of $30,968,000 and total stockholders’ equity of $2,761,000. At December 31, 2013, the Company had current assets of $1,956,000, including cash of $887,000, and current liabilities of $507,000, resulting in a working capital of $1,449,000. For 2013, the Company reported income before taxes of $41,000 and net cash used in operating activities of $85,000. Management believes that its existing cash and available borrowings under the line of credit will be sufficient to fund planned operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels. If the Company is unable to continue profitable operations and maintain positive operating cash flows, it may need to seek additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

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

The following table sets forth the computation of basic and diluted earnings per common share for 2013 and 2012:

	December 31,
	2013	2012
Numerator:
Net income	$1,382,000	$68,000
Denominator:
Basic weighted average shares outstanding	45,431,000	45,718,000
Effect of dilutive securities:
Stock options	661,000	663,000
Diluted weighted average shares outstanding	46,092,000	46,381,000

Potentially dilutive securities representing approximately 4,376,000 and 3,929,000 shares of common stock at December 31, 2013 and 2012 were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

 Note 2: Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2013	2012
Trade receivables	$817,000	$662,000
Less allowance for doubtful accounts	(20,000)	(20,000)
	$$797,000	$642,000

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31,
	2013	2012
Software development costs	$464,000	$464,000
Equipment	370,000	350,000
Office equipment and software	121,000	121,000
Furniture and fixtures	37,000	32,000
Leasehold improvements	85,000	85,000
	1,077,000	1,052,000
Less accumulated depreciation and amortization	(1,029,000)	(971,000)
	$48,000	$81,000

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013 and 2012 was $61,000 and $65,000, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable consist of the following:

	December 31,
	2013	2012
Trade	$47,000	$49,000
Related parties	9,000	-
	$56,000	$49,000

Accrued expenses consist of the following:

	December 31,
	2013	2012
Accrued salaries and wages	$59,000	$39,000
Accrued vacation	-	73,000
Accrued profit sharing plan	53,000	58,000
Other	66,000	60,000
	$178,000	$$230,000

Note 5: Debt

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement (“Agreement”), effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to the Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. On October 1, 2013, the Company and the Bank entered into a Second Amendment to the Agreement, effective September 25, 2013. The Second Amendment extended the maturity date of the Agreement to September 24, 2014, reduced the applicable interest rate and certain other fees associated with Agreement and increased the level of tangible net worth required to be maintained. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The line of credit bears interest at the prime rate plus .75%, payable monthly. The line of credit is collateralized by substantially all operating assets of the Company. Interest payments are payable on the first day of each month with all principal advances payable on the maturity date of the line of credit. As of December 31, 2013, the Company had no borrowings against the line of credit.

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

At December 31, 2013, the Company was in compliance with all covenants.

Note 6 – Common Stock

The Company had 185,000 vested restricted stock awards for which shares of common stock have not been issued as of December 31, 2013 and 2012.

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

Stock-based compensation expense was included in the following captions within the consolidated statement of income for the years ended December 31, 2013 and 2012 as follows:

	Years Ended December 31,
	2013	2012
Cost of revenues	$24,000	$26,000
Sales and marketing	14,000	9,000
Research and development	16,000	11,000
General and administrative	37,000	36,000
Total stock-based compensation expense	$91,000	$82,000

Impact on basic income per common share	$0.00	$0.00
Impact on diluted income per common share	0.00	0.00

As of December 31, 2013, the total future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of income was $264,000, and the weighted average period over which these awards are expected to be recognized was 4.12 years.

Stock Incentive Plan - In May 2006, the Company’s shareholders approved the combined amendment and restatement of the Cimetrix Incorporated 1998 Incentive Stock Option Plan and the Cimetrix Incorporated Director Stock Option Plan as the Cimetrix 2006 Long-Term Incentive Plan (the “Plan”). In May 2011, the shareholders approved an amendment to the Plan to authorize an additional 3,000,000 shares of common stock to be made available for awards. In addition to stock options, the Plan authorizes the grant of stock appreciation rights, restricted stock awards, and other stock units and equity-based performance awards. The number of shares of common stock available for issuance under the Plan was 626,000 at December 31, 2013.

Stock Options – During the years ended December 31, 2013 and 2012, options to purchase 1,416,000 and 909,000 shares, respectively, of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.13 to $0.15 and $0.12 to $0.19 per share, respectively. The Company estimated the grant-date fair value of these options using the Black-Scholes option pricing model using the following assumptions:

	2013	2012
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	76.0% to 76.6%	76.31% to 77.87%
Risk free interest rate	1.60% to 2.09%	1.02% to 1.60%
Expected life of options	7.20 years to 7.40 years	6.63 years to 7.10 years

The weighted average fair value of options granted during the years ended December 31, 2013 and 2012, was $0.11 and $0.09, respectively.

The following table summarizes the stock option activity during 2013:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contract Term	Value
Outstanding at January 1, 2013	5,085,944	$0.19
Granted	1,416,000	$0.15
Exercised	-	-
Expired	(801,000)	0.43
Forfeited	(17,500)	0.29
Outstanding at December 31, 2013	5,683,444	$0.15	$6.40	$125,169
Options vested and exercisable at
December 31, 2013	3,040,069	$0.14	$4.23	$132,119

The aggregate intrinsic value (calculated as the difference between the market value and the exercise price of the shares) in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.17 as of December 31, 2013, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

The following table summarizes the activity of non-vested stock option awards during 2013.

		Weighted
	Non-vested	Average
	Stock Options	Fair Value
Unvested Options at December 31, 2012	2,034,000	$0.11
Granted	1,416,000	$0.11
Vested	(793,000)	$0.11
Cancelled or expired	(14,000)	$0.19
Unvested Options at December 31, 2013	2,643,000	$0.11

Note 8: Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before income taxes for the following reasons:

	December 31,
	2013	2012
Book income or income tax benefit at statutory rate	$15,000	$32,000
Tax depreciation (over)/under book	(160,000)	(149,000)
Meals and entertainment	4,000	4,000
Stock-based compensation	36,000	32,000
NOL carryover	-	27,000
Change in payroll accruals	(29,000)	11,000
Change in deferred revenues	(25,000)	49,000
Excess tax gain on disposal over book	1,000	-
Valuation allowance	158,000	-
Income tax expense	$-	$6,000

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$6,671,000	$6,511,000
Research and development credits	728,000	686,000
Allowance for doubtful accounts	8,000	8,000
Accrued expenses	37,000	51,000
Deferred income	106,000	132,000
Depreciation	143,000	298,000
	7,693,000	7,686,000
Less valuation allowance	(6,355,000)	(7,686,000)
Net deferred tax assets	1,338,000	-
Deferred tax liabilities
Depreciation	-	-
Net deferred taxes	$1,338,000	$-

At December 31, 2013, the Company has a net operating loss carry forward available to offset future taxable income of approximately $17,105,000, that may be offset against future taxable income from the year 2014 through 2034. If substantial changes in the Company’s ownership should occur, there would also be an annual limitation of the amount of the net operating loss carry forward which could be utilized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company had no unrecognized tax benefit which would affect the effective tax rate, if recognized. There has been no significant change in the unrecognized tax benefit through the year ended December 31, 2013.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of income under general and administrative expenses. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. U.S. federal net operating loss carry forwards from the year ended December 31, 2008 through the year ended December 31, 2013 are subject to examination.

Note 9: Major Customers

During 2013 and 2012, no one customer accounted for more than 10% of the Company’s total revenues.

Export sales to unaffiliated customers were approximately $3,884,000 and $1,942,000 in 2013 and 2012, respectively.

During 2013 and 2012, export sales to Japan were 12% of total revenues.

Note 10: Employee Benefit Plan

The Company has a defined contribution retirement savings plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to the maximum amounts allowed under the Internal Revenue Code.

In January, 2011, the Company amended its Employee Benefit Plan to elect the safe harbor contribution method. Under the safe harbor plan, the Company matches 100% of the employees’ contribution on the first 3% of pay, plus 50% of the next 2% of pay. Participants vest in the employer’s contribution under the safe harbor plan immediately. All employer contributions made prior to January 1, 2011 vest over a five-year period. For the years ended December 31, 2013 and 2012, the Company contributed approximately $113,000 and $109,000, respectively, to the plan.

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

Note 12: Commitments and Contingencies

Lease Obligations

The Company leases certain office space and equipment from time to time under non-cancelable operating lease agreements. Currently, the Company has one operating lease for it’s headquarter building located in Salt Lake City, UT. The lease expires on September 30, 2014. The remaining lease payments of $50,000 are all due in 2014.

Rental expense for the years ended December 31, 2013 and 2012 under operating leases was $67,000 and $91,000, respectively.

Product Warranties

Cimetrix warrants that software products will conform to published specifications and not fail to execute the Company’s programming instructions due to defects in materials and workmanship. If the Company is unable to repair or replace any product to a condition warranted within a reasonable time, the Company will provide a refund to the customer. As of December 31, 2013 and 2012, no provision for warranty claims has been established since any amounts expended in connection with warranties has historically not been material. Management believes that any allowance for warranty would be immaterial to the financial condition of the Company.

Note 13: Related Party Transactions

For the years ended December 31, 2013, the Company had revenues totaling $373,000 from one customer that is also a shareholder. In 2012, the Company had revenues totaling $414,000 from two customers that are also shareholders of the Company. The Company had accounts receivable from one of these two customers totaling $22,000 at December 31, 2013 and $58,000 for both of these two customers at December 31, 2012.

During the year ended December 31, 2012, the Company paid interest expense of $1,000 for incidental short-term financing fees that did not repeat in 2013.

Note 14: Subsequent Events

Management has evaluated events through the date the condensed consolidated financial statements were filed with the Securities and Exchanges Commission and concluded there were no subsequent events to report in the notes to the financial statements.