Form 10-Q
period 2014-03-31
CIMETRIX INC
filed 2014-05-15
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of May 8, 2014:
Common stock, par value $.0001 - 45,042,006 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2014	2013
Current assets:
Cash	$749,000	$887,000
Accounts receivable, net	1,003,000	797,000
Inventories	52,000	56,000
Prepaid expenses and other current assets	97,000	72,000
Deferred tax asset - current portion	182,000	144,000
Total current assets	2,083,000	1,956,000

Property and equipment, net	52,000	48,000
Goodwill	64,000	64,000
Deferred tax asset - long-term portion	1,150,000	1,194,000
Other assets	6,000	6,000

	$3,355,000	$3,268,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,000	$56,000
Accrued expenses	116,000	178,000
Deferred revenue	331,000	273,000

Total liabilities	516,000	507,000

Commitments and contingencies

Stockholders’ equity:
Common stock: $.0001 par value, 100,000,000 shares
authorized, 45,042,006 and 45,042,006 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,805,000	33,774,000
Treasury stock: 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(30,921,000)	(30,968,000)
Total stockholders’ equity	2,839,000	2,761,000
	$3,355,000	$3,268,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
New software licenses	$1,105,000	$1,115,000
Software license updates and product support	314,000	234,000
Total software revenues	1,419,000	1,349,000
Professional services	54,000	50,000

Total revenues	1,473,000	1,399,000

Operating costs and expenses:
Cost of revenues	502,000	583,000
Sales and marketing	257,000	266,000
Research and development	283,000	191,000
General and administrative	368,000	315,000
Depreciation and amortization	10,000	17,000

Total operating costs and expenses	1,420,000	1,372,000

Income from operations	53,000	27,000

Other income (expenses):
Other income	-	3,000

Total other expenses, net	-	3,000

Income before income taxes	53,000	30,000

Provision for income taxes	6,000	1,000

Net income	$47,000	$29,000

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average number of shares
outstanding:
Basic	45,227,000	45,746,000
Diluted	45,852,000	46,373,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$47,000	$29,000
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	10,000	17,000
Provision for doubtful accounts	20,000	-
Stock-based compensation	31,000	22,000
Deferred taxes	6,000	-
Changes in operating assets and liabilities
Accounts receivable	(226,000)	(14,000)
Inventories	4,000	-
Prepaid expenses and other current assets	(25,000)	10,000
Accounts payable	1,000	(5,000)
Accrued expenses	(62,000)	(74,000)
Deferred revenue	58,000	44,000

Net cash (used in) provided by operating activities	(136,000)	29,000

Cash flows from investing activities:
Proceeds received from deposits	-	5,000
Purchase of property and equipment	(2,000)	(16,000)

Net cash used in investing activities	(2,000)	(11,000)

Cash flows from financing activities:
Payments for repurchase of common stock	-	(9,000)

Net cash used in financing activities	-	(9,000)

Net (decrease) increase in cash	(138,000)	9,000
Cash, beginning of period	887,000	1,027,000

Cash, end of period	$749,000	$1,036,000

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,000	$1,000
Non-cash Investing Activities:
Property and equipment included in accounts payable	$12,000	$-

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues	$6,000	$6,000
Sales and marketing	5,000	3,000
Research and development	5,000	4,000
General and administrative	15,000	9,000
Total stock-based compensation expense	$31,000	$22,000

During the three months ended March 31, 2014, no options to purchase shares of the Company’s common stock were granted to the Company’s employees.

There were no stock-based compensation costs from vested restricted stock shares in the three month periods of March 31, 2014 or 2013.

As of March 31, 2014, the total unrecognized compensation cost related to non-vested stock-based awards was $232,000. The unrecognized compensation cost is expected to be recognized over a weighted average period of 4.15 years.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding, including unissued but vested restricted stock shares deemed to be participating securities, during the period. Diluted earnings per common share is computed by dividing the net income for the period by the sum of the weighted-average number of common shares outstanding plus the weighted-average common stock equivalents which would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options and unvested restricted stock. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income	$47,000	$29,000
Denominator:
Basic weighted average shares outstanding	45,227,000	45,746,000
Effect of dilutive securities:
Stock options	625,000	627,000
Diluted weighted average shares outstanding	45,852,000	46,373,000

Net income per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Potentially dilutive securities representing approximately 4,280,000 and 3,779,000 shares of common stock at March 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

The line of credit agreement also contains numerous negative and affirmative covenants including, among others, restricting certain actions by the Company without the Bank’s consent, such as are typically included in similar loan agreements, including restrictions on the payment of dividends, restrictions on incurring additional debt, prohibitions restricting major corporation transactions, including a sale of the business, and a requirement that the Company retain certain key employees.

At March 31, 2014, the Company had no borrowings against the line of credit and management believes the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 185,000 vested restricted stock awards for which shares of common stock have not been issued as of March 31, 2014 and December 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014 and 2013, the Company had the following revenues from one customer that was also a shareholder of the Company:

	Three Months Ended
	March 31,
	2014	2013
New software licenses	$78,000	$13,000
Software license updates and product support	31,000	19,000
Total software revenues	109,000	32,000
Professional services	2,000	-
Total revenues	$111,000	$32,000

The Company had accounts receivable from one customer that was also a shareholder totaling $11,000 and $22,000 at March 31, 2014 and December 31, 2013, respectively.

NOTE 7 – INCOME TAXES

The Company’s income tax calculations are based on application of the respective U.S. federal and state laws. Accordingly, the Company recognizes tax liabilities based upon estimates of whether additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. To the extent the final tax liabilities are different than the amounts originally accrued, the increases or decreases are recorded as income tax expense or benefit in the Condensed Consolidated Statements of Income.

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

As of December 31, 2013, the Company had a net operating loss carry forward of approximately $17,105,000 that may be offset against future taxable income. Portions of the net operating loss carry forward expire at various times during the period from 2018 through 2034. Use of this net operating loss carry forward could also be limited in the event of substantial changes in the Company’s ownership.

As of March 31, 2014, the value of the deferred tax asset was $1,332,000, reflecting a decrease of $6,000 from December 31, 2013, as a result of the net income for the three months ended March 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month periods ended March 31, 2014 and March 31, 2013 and the Company’s financial position at March 31, 2014. The information includes discussions of sales, expenses, capital resources and other significant financial items.

This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The ensuing discussion and analysis contains both statements of historical fact and forward-looking statements. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, generally are identified by the words “expects,” “believes,” “anticipates” or words of similar import. Examples of forward-looking statements include: (a) projections regarding sales, revenue, liquidity, capital expenditures and other financial items; (b) statements of the plans, beliefs and objectives of the Company or its management; (c) statements of future economic performance; and (d) assumptions underlying statements regarding the Company or its business. Forward-looking statements are subject to factors and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, but not limited to, those factors and uncertainties described below under “Liquidity and Capital Resources,” “Factors Affecting Future Results” and “Risk Factors,” and those factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

The Company prepares its condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company's condensed consolidated financial statements are based on the application of certain accounting policies, the most significant of which are described in Note 1—Summary of Significant Accounting Policies to the Company’s audited financial statements included in the Company’s 2013 Annual Report filed on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations and may significantly affect the Company's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.

Results of Operations

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended
	March 31,
	2014		2013
New software licenses	$1,105,000	75%	$1,115,000	80%
Software license updates and product support	314,000	21%	$234,000	16%
Total software revenues	1,419,000	96%	1,349,000	96%
Professional services	54,000	4%	50,000	4%
Total revenues	$1,473,000	100%	$1,399,000	100%

Total revenue increased by $74,000, or 5%, to $1,473,000 for the three months ended March 31, 2014, compared to total revenue of $1,399,000 for the three months ended March 31, 2013. The increase in revenue year-over-year was attributable primarily to the increase in software license updates and product support as discussed below.

New software license revenues include the initial sale of software development kits and the ongoing runtime licenses that equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue remained relatively flat, decreasing by $10,000, or less than 1%, to $1,105,000 for the three months ended March 31, 2014, compared to new software license revenue of $1,115,000 for the three months ended March 31, 2013. On a sequential basis, new software license revenue increased by $75,000, or 7%, compared to the three months ended December 31, 2013. The decrease in new software license revenues was mostly attributable to a decrease in software development kits (SDK’s), year-over-year, as the first quarter of 2013 contained a large amount of SDK revenue.

Revenue associated with software license updates and product support increased to $314,000 for the three months ended March 31, 2014, as compared to $234,000 for the three months ended March 31, 2013. The increase was due to a growing customer base as a result of design wins gained over the past year, as well as one customer renewing back support for three years to become current on the most recent versions of Cimetrix software.

Total software revenues increased by $70,000, or 5% to $1,419,000 for the three months ended March 31, 2014, as compared to $1,349,000 for the three months ended March 31, 2013. This increase in total software revenues is primarily attributable to an increase in software license updates and product support as discussed earlier.

Professional services revenue was up by 8% to $54,000 for the three months ended March 31, 2014, as compared to $50,000 for the three months ended March 31, 2013. The increase in professional services revenue was attributable to having a higher volume of professional services projects in Q1 of 2014 compared to Q1 2013.

In 2013, the Company revised its professional services strategy. The strategy focuses on training and coaching our OEM customers in the use of Cimetrix products, instead of implementing turnkey solutions. Cimetrix has an established global network of service providers trained in Cimetrix products that are able to provide services to assist customers with software development activities. While this strategy reduces Cimetrix professional services revenue, it enables us to focus on sustaining and enhancing current product lines, as well as R&D for new products that should fuel long term growth.

Costs and Expenses

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31,
	2014	2013
Total Revenues	100%	100%

Operating costs and expense:
Cost of revenues	34	42
Sales and marketing	18	19
Research and development	19	14
General and administrative	25	23
Depreciation and amortization	1	1

Total operating costs and expenses	97	99

Income from operations	3	1
Other expense, net	-	-
Total other expenses, net	-	-

Income before income taxes	3	1
Provision for income taxes	-	-

Net income	3%	1%

   The Company has posted four and a half consecutive years of positive net income, beginning in mid-2009. During the three months ended March 31, 2014, the Company reported income before income taxes of $53,000 compared to $30,000 for the same period in 2013 and net income of $47,000 compared to $29,000 for the same period in 2013. The net results for all periods include non-cash bad debt expense, non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended March 31, 2014 and March 31, 2013, bad debt expense was $20,000 and $0, respectively, stock-based compensation expense was $31,000 and $22,000, respectively, and depreciation and amortization expense was $10,000 and $17,000, respectively.

Cost of Revenues

The Company's cost of revenues for the three months ended March 31, 2014 decreased by $81,000, or 14% to $502,000 from $583,000 for three months ended March 31, 2013. This decrease in cost of revenues is a reflection of our success in increasing our efficiencies to maintain our current software products. The Company invested significantly over the past several years in the technology, tools and quality assurance of our current products, which allows us to more quickly respond to customers and implement new features at lower costs. The Company continues to provide a very high level of customer support and issue new releases for its current products, we are just doing it more efficiently. As part of our corporate strategy and as a result of those reduced costs, we were able to redeploy our engineering efforts to research and development activities as discussed in the Research and Development section below. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses decreased $9,000, or 3%, to $257,000 during the three months ended March 31, 2014, from $266,000 during the three months ended March 31, 2013. The decrease was primarily a result of reduced commissions and payroll costs. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $92,000 or 48%, to $283,000 during the three months ended March 31, 2014, from $191,000 during the three months ended March 31, 2013. As discussed above, our efforts to increase efficiencies in maintaining and supporting our current products, combined with our professional services strategy, has allowed us to devote more engineering efforts towards research and development activities for new products to expand our markets. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $53,000 or 17%, to $368,000 in the three months ended March 31, 2014, from $315,000 in the three months ended March 31, 2013. The increase includes adjustments to bad debt expense and payroll related costs in Q1 2014. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Depreciation and Amortization

Depreciation and amortization expense decreased $7,000 or 41% to $10,000 in the three months ended March 31, 2014, from $17,000 in the three months ended March 31, 2013. The decrease in depreciation was a result the Company’s aging equipment becoming fully depreciated.

Liquidity and Capital Resources

At March 31, 2014, the Company had current assets of $2,083,000, including $749,000 in cash, and current liabilities of $516,000, resulting in working capital of $1,567,000.

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

As of March 31, 2014, the Company had no borrowings against the line of credit.

Net cash used in operating activities for the three months ended March 31, 2014 was $136,000 compared to $29,000 net cash generated by operating activities for the three months ended March 31, 2013. The difference between the two periods was mostly attributable to extended payment terms granted to two customers as well as prepayment of third-party software inventory to take advantage of deep discounts. We increased our bad debt reserve in Q1 2014 as a result of these extended payment term arrangements.

Net cash used in investing activities during the three months ended March 31, 2014, was $2,000 and consisted of the purchase of hardware and software upgrades. Net cash used in investing activities during the three months ended March 31, 2013, was $11,000 and consisted of hardware and software upgrades and the refund of a security deposit related to the capital lease.

Net cash used in financing activities for the three months ended March 31, 2014 was $0 compared to $9,000 for the three months ended March 31, 2013. This payment of $9,000 represented the use of Company funds to repurchase 100,000 shares of the Company’s common stock from a shareholder.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $978,000 during the three months ended March 31, 2014, representing 66% of the Company’s total revenues, compared to $631,000 or 45%, of total revenues during the same period in 2013. The increase in foreign customer sales year-over-year is primarily attributable to new customer design wins for software development kits (SDKs) combined with strong performances from top-tier European OEM customers as well as increased sales in our Japan subsidiary. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first three months of 2014 increased 5% compared to the first three months of 2013, reflecting the initial start of the anticipated 2014 up-cycle in the semiconductor equipment industry.

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

In mid-October 2013, the Company introduced CIMPortal Plus software for equipment manufacturers and integrated device manufacturers (IDMs). CIMPortal Plus, combined with new SEMI standards, provides the capability to chip makers to determine when and how much data to collect. CIMPortal Plus makes the equipment data collection more efficient leading to increased productivity, quality improvements and reduced costs in the fabs. Cimetrix believes the market for CIMPortal Plus will grow as adoption of the new SEMI standards increases.

Ultimately, the Company’s business is driven by the global demand for electronic devices by consumers and businesses. Any changes in the global economic conditions could adversely affect Cimetrix’s business and results of operations.

The Company continues to pursue customers through its professional services group, which is now focused on training and coaching our OEM customers in the use of Cimetrix products instead of implementing turnkey solutions. This approach prepares the OEM customer to quickly address changing needs from its customers.  We established a set of worldwide integration partners for those customers that require a turnkey solution.  This change in strategy allows us to focus on delivering great products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
10.2	Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated (2)
10.3	Loan and Security Agreement dated October 1, 2013 between Silicon Valley Bank and Cimetrix Incorporated (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated May 13, 2014*
101	Interactive Data Files*
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

Dated: May 15, 2014
By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer