Form 10-Q
period 2014-06-30
CIMETRIX INC
filed 2014-08-14
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of August 1, 2014:
Common stock, par value $.0001 - 45,042,006 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash	$1,200,000	$887,000
Accounts receivable, net	899,000	797,000
Inventories	44,000	56,000
Prepaid expenses and other current assets	96,000	72,000
Deferred tax asset - current portion	250,000	144,000
Total current assets	2,489,000	1,956,000

Property and equipment, net	53,000	48,000
Goodwill	64,000	64,000
Deferred tax asset - long-term portion	1,005,000	1,194,000
Other assets	6,000	6,000

	$3,617,000	$3,268,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,000	$56,000
Accrued expenses	231,000	178,000
Deferred revenue	415,000	273,000

Total liabilities	707,000	507,000

Commitments and contingencies

Stockholders’ equity:
Common stock: $.0001 par value, 100,000,000 shares
authorized, 45,042,006 and 45,042,006 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,837,000	33,774,000
Treasury stock: 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(30,882,000)	(30,968,000)
Total stockholders’ equity	2,910,000	2,761,000
	$3,617,000	$3,268,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
New software licenses	$1,204,000	$962,000	$2,309,000	$2,077,000
Software license updates and product support	265,000	271,000	579,000	505,000
Total software revenues	1,469,000	1,233,000	2,888,000	2,582,000
Professional services	119,000	85,000	173,000	135,000

Total revenues	1,588,000	1,318,000	3,061,000	2,717,000

Operating costs and expenses:
Cost of revenues	549,000	558,000	1,051,000	1,141,000
Sales and marketing	268,000	232,000	525,000	498,000
Research and development	268,000	206,000	551,000	397,000
General and administrative	378,000	292,000	746,000	607,000
Depreciation and amortization	9,000	17,000	19,000	34,000

Total operating costs and expenses	1,472,000	1,305,000	2,892,000	2,677,000

Income from operations	116,000	13,000	169,000	40,000

Other income (expenses):
Interest income	-	1,000	-	1,000
Other income	-	4,000	-	7,000

Total other income, net	-	5,000	-	8,000

Income before income taxes	116,000	18,000	169,000	48,000

Provision (benefit) for income taxes	77,000	(1,371,000)	83,000	(1,370,000)

Net income	$39,000	$1,389,000	$86,000	$1,418,000

Net income per common share:
Basic	$0.00	$0.03	$0.00	$0.03
Diluted	$0.00	$0.03	$0.00	$0.03

Weighted average number of shares
outstanding:
Basic	45,227,000	45,530,000	45,227,000	45,718,000
Diluted	45,908,000	46,144,000	45,888,000	46,338,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$86,000	$1,418,000
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	19,000	34,000
Provision for doubtful accounts	20,000	-
Stock-based compensation	63,000	44,000
Deferred income taxes	83,000	(1,366,000)
Changes in operating assets and liabilities
Accounts receivable	(122,000)	(152,000)
Inventories	12,000	9,000
Prepaid expenses and other current assets	(18,000)	(8,000)
Accounts payable	(5,000)	(11,000)
Accrued expenses	53,000	(49,000)
Deferred revenue	142,000	31,000

Net cash provided by (used in) operating activities	333,000	(50,000)

Cash flows from investing activities:
Proceeds received from deposits	-	14,000
Purchase of property and equipment	(20,000)	(20,000)

Net cash used in investing activities	(20,000)	(6,000)

Cash flows from financing activities:
Payments for repurchase of common stock	-	(47,000)

Net increase (decrease) in cash	313,000	(103,000)

Cash, beginning of period	887,000	1,027,000

Cash, end of period	$1,200,000	$924,000

Supplemental Cash Flow Information:
Cash paid (refunded) for income taxes	$1,000	$(4,000)
Non-cash Investing Activities:
Property and equipment included in accounts payable	$4,000	$-

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Cimetrix Incorporated and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2014 and for the three month and six month periods ended June 30, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (U. S. GAAP) for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenues	$6,000	$7,000	$12,000	$13,000
Sales and marketing	5,000	3,000	10,000	6,000
Research and development	5,000	4,000	10,000	8,000
General and administrative	16,000	8,000	31,000	17,000
Total stock-based compensation expense	$32,000	$22,000	$63,000	$44,000

During the six months ended June 30, 2014, options to purchase 282,500 shares of the Company’s common stock were granted to the Company’s employees and directors with an exercise price of $0.13 per share.

As of June 30, 2014, the total unrecognized compensation cost related to non-vested stock-based awards was $227,000. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.21 years.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$39,000	$1,389,000	$86,000	$1,418,000
Denominator:
Basic weighted average shares outstanding	45,227,000	45,530,000	45,227,000	45,718,000
Effect of dilutive securities:
Stock options	681,000	614,000	661,000	620,000
Diluted weighted average shares outstanding	45,908,000	46,144,000	45,888,000	46,338,000

Net income per share
Basic	$0.00	$0.03	$0.00	$0.03
Diluted	$0.00	$0.03	$0.00	$0.03

Potentially dilutive securities representing approximately 4,378,000 and 3,439,000 shares of common stock at June 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

At June 30, 2014, the Company had no borrowings against the line of credit and management believes the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 185,000 vested restricted stock awards for which shares of common stock have not been issued as of June 30, 2014 and December 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and six month periods ended June 30, 2014 and 2013, the Company had the following revenues from one customer that was also a shareholder of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
New software licenses	$83,000	$77,000	$161,000	$90,000
Software license updates and product support	21,000	31,000	52,000	50,000
Total software revenues	104,000	108,000	213,000	140,000
Professional services	-	-	2,000	-
Total revenues	$104,000	$108,000	$215,000	$140,000

The Company had accounts receivable from one customer that was also a shareholder totaling $49,000 and $22,000 at June 30, 2014 and December 31, 2013, respectively.

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

As of June 30, 2014, the calculated value of the deferred tax asset was $1,255,000, reflecting a decrease of $83,000 from December 31, 2013, as a result of the use of some of the operating loss carry forward to offset taxes that would have otherwise been due on the net income for the six months ended June 30, 2014.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and six-month periods ended June 30, 2014 and June 30, 2013 and the Company’s financial position at June 30, 2014. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

New Accounting Pronouncements

See discussion under Note 1, Organization and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

Results of Operations

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
New software licenses	$1,204,000	76%	$962,000	73%	$2,309,000	75%	$2,077,000	76%
Software license updates and product support	265,000	17%	271,000	21%	579,000	19%	505,000	19%
Total software revenues	1,469,000	93%	1,233,000	94%	2,888,000	94%	2,582,000	95%
Professional services	119,000	7%	85,000	6%	173,000	6%	135,000	5%
Total revenues	$1,588,000	100%	$1,318,000	100%	$3,061,000	100%	$2,717,000	100%

        Total revenue increased by $270,000, or 20%, to $1,588,000 for the three months ended June 30, 2014, compared to total revenue of $1,318,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, total revenue increased by $344,000, or 13%, to $3,061,000 from $2,717,000 for the six months ended June 30, 2013. The increase in revenue year-over-year was attributable primarily to the increase in new software licenses as described below.

New software license revenues include the sale of software development kits and the ongoing runtime licenses equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue for the three months ended June 30, 2014 increased by $242,000, or 25% to $1,204,000, compared to $962,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, new software license revenues increased by $232,000, or 11% to $2,309,000 compared to new software license revenue of $2,077,000 for the six months ended June 30, 2013.

The year-over-year increase was due to several factors. First, the Company reported eleven design wins for the three month period, and sixteen design wins for the six month period that ended on June 30, 2014. The Company defines a design win as the sale of a software development kit (SDK) to a customer. The customer uses the SDK to integrate the respective Cimetrix software product into its machines. Design wins are important as they build a long term revenue stream for runtime licenses once the customer begins shipping the equipment. Secondly, increased sales of runtime licenses from our existing customer base contributed to the overall increase in new software license revenue.

           Revenue associated with software license updates and product support remained relatively flat, decreasing 2% to $265,000 for the three months ended June 30, 2014, as compared to $271,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, software license updates and product support increased to $579,000, or 15%, compared to software license updates and product support of $505,000 for the six months ended June 30, 2013. The year over year increase was due to a growing customer base as a result of design wins gained over the past year, as well as one customer renewing back support for three years to become current on the most recent versions of Cimetrix software.

Total software revenue increased by $236,000, or 19%, to $1,469,000 for the three months ended June 30, 2014, as compared to $1,233,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, total software revenue increased 12% to $2,888,000 as compared to $2,582,000 for the six months ended June 30, 2013. This increase in total software revenues is primarily attributable to an increase in new software license revenues as discussed earlier.

Professional services revenue was up by 40% to $119,000 for the three months ended June 30, 2014, as compared to $85,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, professional services revenue was up by 28% to $173,000 as compared to $135,000 for the six months ended June 30, 2013. The increase in professional services revenue is attributable to the increase in new software license revenues. Professional services revenue involves delivering training and coaching services for software development kits associated with new design wins.

In 2012, the Company revised its professional services strategy. The strategy focuses on training and coaching our OEM customers in the use of Cimetrix products, instead of implementing turnkey solutions. Cimetrix has an established global network of service providers trained in Cimetrix products that are able to provide services to assist customers with software development activities. While this strategy reduces Cimetrix professional services revenue, it enables us to focus on sustaining and enhancing current product lines, as well as Research and Development for new products that should fuel long term growth.

Costs and Expenses

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total Revenues	100%	100%	100%	100%
Operating costs and expense:
Cost of revenues	35	42	34	42
Sales and marketing	17	18	17	18
Research and development	17	16	18	15
General and administrative	23	22	24	22
Depreciation and amortization	1	1	1	1
Total operating costs and expenses	93	99	94	98
Income from operations	7	1	6	2
Other income (expense), net	-	-	-	-
Total other income, net	-	-	-	-
Income before income taxes	7	1	6	2
Provision (benefit) for income taxes	5	(104)	3	(50)
Net income	2%	105%	3%	52%

 During the three months ended June 30, 2014, the Company reported income before taxes of $116,000 compared to $18,000 for the same period in 2013 and net income of $39,000 compared to $1,389,000 for the same period in 2013. The Company reported income before taxes of $169,000 for the six months ended June 30, 2014 compared to $48,000 for the same period in 2013 and net income of $86,000 compared to $1,418,000 for the same period in 2013. Net income and net income before taxes in 2013 included the recording of the deferred tax benefit associated with the Company’s net operating loss carry forward as discussed below.

The net results for all periods include non-cash bad debt expense, non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended June 30, 2014 and June 30, 2013, stock-based compensation expense was $32,000 and $22,000, respectively, and depreciation and amortization expense was $9,000 and $17,000, respectively. For the six-month periods ended June 30, 2014 and June 30, 2013, bad debt expense was $20,000 and $0, respectively, stock-based compensation expense was $63,000 and $44,000, respectively, and depreciation and amortization expense was $19,000 and $34,000, respectively.

  In June, 2013, the Company recorded a deferred tax benefit of $1,366,000 after evaluating its net operating loss carry forward of approximately $16,695,000 and corresponding deferred tax asset valuation of $7,686,000. At that time, the Company determined that there was a more than 50% likelihood of the Company utilizing a portion of its net operating loss carry forward so the deferred tax asset valuation allowance was reduced accordingly on the June 30, 2013 Condensed Consolidated Balance Sheets. The value of the deferred tax asset is based on the expiration dates of the Company’s net operating loss carry forward amounts and historic and estimated future taxable income and is subject to ongoing review and, potentially, future changes.  Accounting guidance requires this amount to also be reflected on the income statement at the same time as the asset is recorded on the balance sheet. The $1,366,000 income tax benefit was included in the Company’s net income for the three and six months ended June 30, 2013 and does not reflect ongoing earnings expectations from the Company.

As of June 30, 2014, the calculated value of the deferred tax asset was $1,255,000, compared to $1,338,000 as of December 31, 2013. This decrease of $83,000 for the six months ended June 30, 2014 represents the use of a portion of the deferred tax asset to offset current income tax expense on income from operations of $169,000 for the same period.

Cost of Revenues

The Company's cost of revenues for the three months ended June 30, 2014 decreased by $9,000, or 2% to $549,000 from $558,000 for three months ended June 30, 2013. For the six-month periods ended June 30, 2014 and June 30, 2013, the Company’s cost of revenues decreased by $90,000, or 8% from $1,141,000 to $1,051,000. This decrease in cost of revenues is a reflection of our success in increasing our efficiencies to maintain our current software products. The Company invested significantly over the past several years in the technology, tools and quality assurance of our current products, which allows us to more quickly respond to customers and implement new features at lower costs. The Company continues to provide a very high level of customer support and issue new releases for its current products in a more cost effective manner. As part of our corporate strategy and as a result of those reduced costs, we were able to redeploy our engineering efforts to research and development activities as discussed in the Research and Development section below. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $36,000, or 16%, to $268,000 during the three months ended June 30, 2014, from $232,000 during the three months ended June 30, 2013. For the six-month periods ended June 30, 2014 and June 30, 2013, the Company’s sales and marketing expenses increased by $27,000, or 5% from $498,000 to $525,000. The increase was primarily a result of increased commissions and payroll costs. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses increased $62,000 or 30%, to $268,000 during the three months ended June 30, 2014, from $206,000 during the three months ended June 30, 2013. For the six-month periods ended June 30, 2014 and June 30, 2013, the Company’s research and development expenses increased by $154,000, or 39% from $397,000 to $551,000. As discussed above, our efforts to increase efficiencies in maintaining and supporting our current products, combined with our professional services strategy, has allowed us to devote more engineering efforts towards research and development activities for new products to expand our markets. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $86,000 or 29%, to $378,000 in the three months ended June 30, 2014, from $292,000 in the three months ended June 30, 2013. For the six-month periods ended June 30, 2014 and June 30, 2013, the Company’s general and administrative expenses increased by $139,000, or 23% from $607,000 to $746,000. The increase was primarily due to higher net income and related profit sharing costs. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Liquidity and Capital Resources

At June 30, 2014, the Company had current assets of $2,489,000, including $1,200,000 in cash, and current liabilities of $707,000, resulting in working capital of $1,782,000.

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

As of June 30, 2014, the Company had no borrowings against the line of credit.

Net cash generated by operating activities for the six months ended June 30, 2014 was $333,000 compared to $50,000 net cash used in operating activities for the six months ended June 30, 2013. The increase in cash generated by operating activities is primarily attributable to the increased revenues, year over year.

Net cash used in investing activities during the six months ended June 30, 2014, was $20,000 and consisted of the purchase of hardware and software upgrades. Net cash used in investing activities during the six months ended June 30, 2013, was $6,000 and consisted of hardware and software upgrades and the refund of a security deposit related to a capital lease.

Net cash used in financing activities for the six months ended June 30, 2014 was $0 compared to $47,000 for the six months ended June 30, 2013. The payment of $47,000 during the six months ended June 30, 2013, represented the use of Company funds to repurchase 525,000 shares of the Company’s common stock from two shareholders.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $1,835,000 during the six months ended June 30, 2014, representing 60% of the Company’s total revenues, compared to $1,274,000 or 47%, of total revenues during the same period in 2013. The increase in foreign customer sales year-over-year is primarily attributable to new customer design wins for software development kits (SDKs) combined with strong performances from top-tier European OEM customers as well as increased sales in our Japan subsidiary. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first six months of 2014 increased 13% compared to the six months of 2013, reflecting the anticipated 2014 up-cycle in the semiconductor equipment industry.

The Company continues to focus on incrementally expanding its customer base and product line in order to increase revenues. In the last two years, the Company invested significant research and development resources into its CIMControlFramework product for equipment control, which enables the Company to provide equipment makers with a complete software solution that reduces their time-to-market for new equipment developments. As equipment makers reduce costs and internal resources, Cimetrix believes the market for CIMControlFramework will continue to grow as equipment makers invest in new machine development programs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
10.2	Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated (2)
10.3	Loan and Security Agreement dated October 1, 2013 between Silicon Valley Bank and Cimetrix Incorporated (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated August 12, 2014*
101	Interactive Data Files*
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

Dated: August 14, 2014

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)