Form 10-Q
period 2014-09-30
CIMETRIX INC
filed 2014-10-29
CIK 786620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of October 24, 2014:
Common stock, par value $.0001 - 45,042,006 shares

CIMETRIX INCORPORATED
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash	$1,615,000	$887,000
Accounts receivable, net	715,000	797,000
Inventories	36,000	56,000
Prepaid expenses and other current assets	85,000	72,000
Deferred tax asset - current portion	250,000	144,000
Total current assets	2,701,000	1,956,000

Property and equipment, net	68,000	48,000
Goodwill	64,000	64,000
Deferred tax asset - long-term portion	960,000	1,194,000
Other assets	6,000	6,000

	$3,799,000	$3,268,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,000	$56,000
Accrued expenses	335,000	178,000
Deferred revenue	305,000	273,000

Total liabilities	772,000	507,000

Commitments and contingencies

Stockholders’ equity:
Common stock: $.0001 par value, 100,000,000 shares
authorized, 45,042,006 and 45,042,006 shares issued,
respectively	4,000	4,000
Additional paid-in capital	33,867,000	33,774,000
Treasury stock: 25,000 shares at cost	(49,000)	(49,000)
Accumulated deficit	(30,795,000)	(30,968,000)
Total stockholders’ equity	3,027,000	2,761,000
	$3,799,000	$3,268,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
New software licenses	$1,277,000	$810,000	$3,586,000	$2,887,000
Software license updates and product support	279,000	224,000	858,000	729,000
Total software revenues	1,556,000	1,034,000	4,444,000	3,616,000
Professional services	64,000	55,000	237,000	190,000

Total revenues	1,620,000	1,089,000	4,681,000	3,806,000

Operating costs and expenses:
Cost of revenues	578,000	495,000	1,629,000	1,636,000
Sales and marketing	315,000	211,000	840,000	709,000
Research and development	223,000	268,000	774,000	665,000
General and administrative	365,000	251,000	1,111,000	858,000
Depreciation and amortization	9,000	16,000	28,000	50,000

Total operating costs and expenses	1,490,000	1,241,000	4,382,000	3,918,000

Income (loss) from operations	130,000	(152,000)	299,000	(112,000)

Other income:
Interest income	1,000	-	1,000	1,000
Gain on sale of property and equipment	-	2,000	-	2,000
Other income	1,000	1,000	1,000	8,000

Total other income	2,000	3,000	2,000	11,000

Income (loss) before income taxes	132,000	(149,000)	301,000	(101,000)

Provision (benefit) for income taxes	45,000	(59,000)	128,000	(1,429,000)

Net income (loss)	$87,000	$(90,000)	$173,000	$1,328,000

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$0.00	$0.03
Diluted	$0.00	$(0.00)	$0.00	$0.03

Weighted average number of shares
outstanding:
Basic	45,227,000	45,227,000	45,227,000	45,499,000
Diluted	45,920,000	45,227,000	45,899,000	46,124,000

See accompanying notes to condensed consolidated financial statements

CIMETRIX INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$173,000	$1,328,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	28,000	50,000
Provision for doubtful accounts	10,000	-
Stock-based compensation	93,000	64,000
Gain on sale of property and equipment	-	(2,000)
Deferred income taxes	128,000	(1,424,000)
Changes in operating assets and liabilities:
Accounts receivable, net	73,000	139,000
Inventories	20,000	10,000
Prepaid expenses and other current assets	(12,000)	-
Accounts payable	51,000	19,000
Accrued expenses	157,000	(150,000)
Deferred revenue	32,000	5,000

Net cash provided by operating activities	753,000	39,000

Cash flows from investing activities:
Proceeds received from deposits	-	14,000
Proceeds from sale of property and equipment	-	2,000
Purchase of property and equipment	(25,000)	(22,000)

Net cash used in investing activities	(25,000)	(6,000)

Cash flows from financing activities:
Payments for repurchase of common stock	-	(47,000)

Net increase (decrease) in cash	728,000	(14,000)

Cash, beginning of period	887,000	1,027,000

Cash, end of period	$1,615,000	$1,013,000

Supplemental Cash Flow Information:
Cash paid (refunded) for income taxes	$1,000	$(7,000)
Non-cash Investing Activities:
Property and equipment included in accounts payable	$23,000	$-

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

Basis of Presentation – The condensed consolidated financial statements include the accounts of the Cimetrix Incorporated and its wholly owned subsidiaries, Cimetrix Japan K.K., Cimetrix Europe, Inc. and Cimetrix Data Management Solutions, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2014 and for the three month and nine month periods ended September 30, 2014 and 2013 is unaudited, and the balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (U. S. GAAP) for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenues	$5,000	$5,000	$17,000	$18,000
Sales and marketing	5,000	3,000	15,000	9,000
Research and development	5,000	4,000	15,000	12,000
General and administrative	15,000	8,000	46,000	25,000
Total stock-based compensation expense	$30,000	$20,000	$93,000	$64,000

During the nine months ended September 30, 2014, options to purchase 282,500 shares of the Company’s common stock were granted to the Company’s employees and directors with an exercise price of $0.13 per share.

As of September 30, 2014, the total unrecognized compensation cost related to non-vested stock-based awards was $195,000. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.01 years.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$87,000	$(90,000)	$173,000	$1,328,000
Denominator:
Basic weighted average shares outstanding	45,227,000	45,227,000	45,227,000	45,499,000
Effect of dilutive securities:
Stock options	693,000	-	672,000	625,000
Diluted weighted average shares outstanding	45,920,000	45,227,000	45,899,000	46,124,000

Net income (loss) per share
Basic	$0.00	$(0.00)	$0.00	$0.03
Diluted	$0.00	$(0.00)	$0.00	$0.03

Potentially dilutive securities representing approximately 4,342,000 and 3,422,000 shares of common stock at September 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per common share because their effect would have been anti-dilutive.

NOTE 4 – DEBT

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement (“Agreement”), effective as of September 27, 2011. On September 26, 2012, the Company and the Bank entered into a First Amendment to the Loan and Security Agreement. The First Amendment extended the maturity date of the Agreement to September 25, 2013. On October 1, 2013, the Company and the Bank entered into a Second Amendment to the Agreement, effective September 25, 2013. The Second Amendment extended the maturity date of the Agreement to September 24, 2014, reduced the applicable interest rate and certain other fees associated with Agreement and increased the level of tangible net worth required to be maintained. On September 24, 2014, the Company and the Bank entered into a Third Amendment to the Loan and Security Agreement. The Third Amendment extended the maturity date of the Agreement to December 24, 2014 with no other changes to the Agreement.

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

At September 30, 2014, the Company had no borrowings against the line of credit and management believes the Company was in compliance with all covenants.

NOTE 5 – COMMON STOCK

The Company had 185,000 vested restricted stock awards for which shares of common stock have not been issued as of September 30, 2014 and December 31, 2013.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three and nine month periods ended September 30, 2014 and 2013, the Company had the following revenues from one customer that was also a shareholder of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
New software licenses	$144,000	$51,000	$337,000	$141,000
Software license updates and product support	33,000	34,000	90,000	84,000
Total software revenues	177,000	85,000	427,000	225,000
Professional services	-	-	13,000	-
Total revenues	$177,000	$85,000	$440,000	$225,000

The Company had accounts receivable from one customer that was also a shareholder totaling $88,000 and $22,000 at September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014, the calculated value of the deferred tax asset was $1,210,000, reflecting a decrease of $128,000 from December 31, 2013, as a result of the use of some of the operating loss carry forward to offset taxes that would have otherwise been due on the net income for the nine months ended September 30, 2014.

NOTE 8 – SUBSEQUENT EVENTS

 On October 1, 2014, the Company filed with the Securities and Exchange Commission (the “SEC”) under Section 13(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13e-3 promulgated thereunder a Schedule 13E-3 Transaction Statement (the “Schedule 13E-3”), in connection with a proposed “going private” transaction. The primary purpose of the going private transaction is to reduce the number of record holders of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), to fewer than 300, thereby allowing the Company to terminate the registration of the Common Stock under Section 12(g) of the Exchange Act defined above and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Reverse Stock Split may not be consummated until 20 days after the date on which the Company first mails the related Disclosure Statement to its stockholders.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a brief discussion and explanation of significant financial data, which is presented to help the reader understand the results of the Company’s financial performance for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013 and the Company’s financial position at September 30, 2014. The information includes discussions of sales, expenses, capital resources and other significant financial items.

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

Cimetrix recently announced its proposal to reverse split its outstanding common stock on the basis of 1:20,000, so shareholders would hold one share post-split for every 20,000 shares they held pre-split.  Any fractional shares resulting from the split will be converted to the right to receive $0.15 per pre-split share.  The purpose of the transaction is to reduce the number of shareholders to permit the Company to deregister the common stock and suspend its SEC reporting obligations.  The Company anticipates that this will result in ongoing annual savings, including management time, of approximately $250,000.

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

Results of Operations

Revenues

The following table summarizes revenues by category and as a percent of total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
New software licenses	$1,277,000	79%	$810,000	74%	$3,586,000	77%	$2,887,000	76%
Software license updates and product support	279,000	17%	224,000	21%	858,000	18%	729,000	19%
Total software revenues	1,556,000	96%	1,034,000	95%	4,444,000	95%	3,616,000	95%
Professional services	64,000	4%	55,000	5%	237,000	5%	190,000	5%
Total revenues	$1,620,000	100%	$1,089,000	100%	$4,681,000	100%	$3,806,000	100%

Total revenue increased by $531,000, or 49%, to $1,620,000 for the three months ended September 30, 2014, compared to total revenue of $1,089,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, total revenue increased by $875,000, or 23%, to $4,681,000 from $3,806,000 for the nine months ended September 30, 2013. The increase in revenue year-over-year was attributable primarily to the increase in new software licenses as described below.

New software license revenues include the sale of software development kits and the ongoing runtime licenses equipment suppliers purchase for each machine shipped with Cimetrix software. New software license revenue for the three months ended September 30, 2014 increased by $467,000, or 58% to $1,277,000, compared to $810,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, new software license revenues increased by $699,000, or 24% to $3,586,000 compared to new software license revenue of $2,887,000 for the nine months ended September 30, 2013.

The year-over-year increase was due to several factors. First, the Company reported five design wins and twenty-one design wins for the three and nine month periods ended September 30, 2014, respectively. The Company defines a design win as the sale of a software development kit (SDK) to a customer. The customer uses the SDK to integrate the respective Cimetrix software product into its machines. Design wins are important as they build a long term revenue stream for runtime licenses once the customer begins shipping the equipment. Secondly, increased sales of runtime licenses from our existing customer base contributed to the overall increase in new software license revenue.

Revenue associated with software license updates and product support for the three months ended September 20, 2014 increased by $55,000, or 25%, to $279,000 compared to $224,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, software license updates and product support increased to $858,000, or 18%, compared to software license updates and product support of $729,000 for the nine months ended September 30, 2013. The year over year increase was due to a growing customer base as a result of design wins gained over the past year, as well as one customer renewing back support for three years to become current on the most recent versions of Cimetrix software.

Total software revenue increased by $522,000, or 50%, to $1,556,000 for the three months ended September 30, 2014, as compared to $1,034,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, total software revenue increased 23% to $4,444,000 as compared to $3,616,000 for the nine months ended September 30, 2013. This increase in total software revenues is primarily attributable to an increase in new software license revenues as discussed earlier.

Professional services revenue was up by 16% to $64,000 for the three months ended September 30, 2014, as compared to $55,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, professional services revenue was up by 25% to $237,000 as compared to $190,000 for the nine months ended September 30, 2013. The increase in professional services revenue is attributable to the increase in new customers associated with design wins for the Company’s software development kit products. Professional services revenue involves delivering training and coaching services for software development kits associated with new design wins.

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

Costs and Expenses

The following table sets forth the percentage of costs and expenses to total revenues derived from the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total Revenues	100%	100%	100%	100%
Operating costs and expense:
Cost of revenues	36	45	35	43
Sales and marketing	19	19	18	19
Research and development	14	25	17	17
General and administrative	22	23	24	23
Depreciation and amortization	1	1	1	1
Total operating costs and expenses	92	113	95	103
Income (loss) from operations	8	(13)	5	(3)
Other income	-	-	-	-
Total other income	-	-	-	-
Income (loss) before income taxes	8	(13)	5	(3)
Provision (benefit) for income taxes	3	(5)	3	(38)
Net income (loss)	5%	(8)%	2%	35%

 During the three months ended September 30, 2014, the Company reported income before taxes of $132,000 compared to a net loss of $149,000 for the same period in 2013 and net income of $87,000 compared to a net loss $90,000 for the same period in 2013. The Company reported income before taxes of $301,000 for the nine months ended September 30, 2014 compared to a net loss of $101,000 for the same period in 2013 and net income of $173,000 compared to $1,328,000 for the same period in 2013.

The net results for all periods include non-cash bad debt expense, non-cash stock-based compensation expense and non-cash depreciation and amortization expense. For the three-month periods ended September 30, 2014 and September 30, 2013, stock-based compensation expense was $30,000 and $20,000, respectively, and depreciation and amortization expense was $9,000 and $16,000, respectively. For the nine-month periods ended September 30, 2014 and September 30, 2013, bad debt expense was $10,000 and $0, respectively, stock-based compensation expense was $93,000 and $64,000, respectively, and depreciation and amortization expense was $28,000 and $50,000, respectively.

As of September 30, 2014, the calculated value of the deferred tax asset was $1,210,000, compared to $1,338,000 as of December 31, 2013. This decrease of $128,000 for the nine months ended September 30, 2014 represents the use of a portion of the deferred tax asset to offset current income tax expense on income before income taxes of $301,000 for the same period. The value of the deferred tax asset is based on the expiration dates of the Company’s net operating loss carry forward amounts and historic and estimated future taxable income and is subject to ongoing review and, potentially, future changes.

Cost of Revenues

The Company's cost of revenues for the three months ended September 30, 2014 increased by $83,000, or 17% to $578,000 from $495,000 for three months ended September 30, 2013. For the nine-month periods ended September 30, 2014 and September 30, 2013, the Company’s cost of revenues decreased by $7,000, or less than 1% to $1,629,000 from $1,636,000. The increase in cost of revenues for the three month period ended September 30, 2014 was attributed to a short term focus to assist customers that were in the process of shipping new tools to new customers. The decrease in cost of revenues for the nine month period was a reflection of our success in increasing our efficiencies to maintain our current software products. The Company invested significantly over the past several years in the technology, tools and quality assurance of our current products, which allows us to more quickly respond to customers and implement new features at lower costs. The Company continues to provide a very high level of customer support and issue new releases for its current products in a more cost effective manner. As part of our corporate strategy and as a result of those reduced costs, we were able to redeploy our engineering efforts to research and development activities as discussed in the Research and Development section below. Cost of revenues as a percentage of total revenues will vary from period to period depending on the mix of software and professional service revenues, the type of service projects completed, the level of customer support activities, the pricing strategy for the projects, the extent of utilization of outside resources, and other factors.

Sales and Marketing

Sales and marketing expenses increased $104,000, or 49%, to $315,000 during the three months ended September 30, 2014, from $211,000 during the three months ended September 30, 2013. For the nine-month periods ended September 30, 2014 and September 30, 2013, the Company’s sales and marketing expenses increased by $131,000, or 18% to $840,000 form $709,000. The increase was primarily a result of increased commissions and payroll costs. Sales and marketing expenses reflect the direct payroll and related travel expenses of the Company’s sales and marketing staff, the development of product brochures and marketing materials, costs associated with press releases, branding, search engine optimization, website design improvements and costs related to the Company’s representation at industry trade shows.

Research and Development

Research and development expenses decreased $45,000 or 17%, to $223,000 during the three months ended September 30, 2014, from $268,000 during the three months ended September 30, 2013. For the nine-month periods ended September 30, 2014 and September 30, 2013, the Company’s research and development expenses increased by $109,000, or 16% to $774,000 from $665,000. As discussed above, research and development expenses decreased during the three month period ended September 30, 2014 while we temporarily assigned resources to assist customers deploying new tools to new customers. For the nine month period, also as discussed above, our efforts to increase efficiencies in maintaining and supporting our current products, combined with our professional services strategy, has allowed us to devote more engineering efforts towards research and development activities for new products to expand our markets. Research and development expenses include only direct costs for wages, benefits, materials, and education of technical personnel involved in new product development activities. All indirect costs such as rents, utilities, depreciation and amortization are included in general and administrative expenses, as discussed below.

General and Administrative

General and administrative expenses increased $114,000 or 45%, to $365,000 in the three months ended September 30, 2014, from $251,000 in the three months ended September 30, 2013. For the nine-month periods ended September 30, 2014 and September 30, 2013, the Company’s general and administrative expenses increased by $253,000, or 29% to $1,111,000 from $858,000 . The increase was primarily due to higher net income, related profit sharing costs and professional fees incurred in connection with the proposed going private transaction. See Note 8 of the Company’s financial statements included as Item 1 to Part 1 of this report for details. General and administrative expenses include all direct costs for administrative and accounting personnel, and all rents and utilities for maintaining Company offices.

Liquidity and Capital Resources

At September 30, 2014, the Company had current assets of $2,701,000, including $1,615,000 in cash, and current liabilities of $772,000, resulting in working capital of $1,929,000. The Company anticipates that the costs of associated with the pay-out for fractional shares and associated transaction costs will be in excess of $900,000.  These costs will be paid from funds currently available to the Company.

Revolving Bank Line of Credit - The Company and Silicon Valley Bank (the “Bank”) entered into a Loan and Security Agreement which expires in December 2014. Line of credit advances are available to the Company in accordance with a defined “Availability Amount”, based in part on qualifying accounts receivable, up to a maximum of $1 million. The terms of this credit facility are summarized in Note 4 to the Condensed Consolidated Financial Statements included in this report.

As of September 30, 2014, the Company had no borrowings against the line of credit.

Net cash generated by operating activities for the nine months ended September 30, 2014 was $753,000 compared to $39,000 net cash generated by operating activities for the nine months ended September 30, 2013. The increase in cash generated by operating activities is primarily attributable to the increased revenues, year over year.

Net cash used in investing activities during the nine months ended September 30, 2014, was $25,000 and consisted of the purchase of hardware and software upgrades. Net cash used in investing activities during the nine months ended September 30, 2013, was $6,000 and consisted of $22,000 for the purchase of hardware and software, less $14,000 in proceeds received from the refund of a security deposit related to a capital lease and proceeds of $2,000 from the sale of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2014 was $0 compared to $47,000 for the nine months ended September 30, 2013. The payment of $47,000 during the nine months ended September 30, 2013, represented the use of Company funds to repurchase 525,000 shares of the Company’s common stock from two shareholders.

The Company has not been adversely affected by inflation. Revenues from foreign customers were $2,982,000 during the nine months ended September 30, 2014, representing 64% of the Company’s total revenues, compared to $1,781,000 or 47%, of total revenues during the same period in 2013. The increase in foreign customer sales year-over-year is primarily attributable to new customer design wins for software development kits (SDKs) combined with strong performances from top-tier European OEM customers as well as increased sales in our Japan subsidiary. There are potential economic risks inherent in foreign trade. To minimize the risk from changes in foreign currency exchange rates, the Company’s export sales are primarily transacted in United States dollars.

Factors Affecting Future Results

Total revenues for the first nine months of 2014 increased 23% compared to the nine months of 2013, reflecting the anticipated 2014 up-cycle in the semiconductor equipment industry.

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

The Company’s future operating results and financial condition are difficult to predict and will be affected by a number of factors. The Company is pursuing the reverse split and going private transaction primarily to eliminate the costs associated with being a public company, which should reduce operating costs and increase net income.  However, the markets for the Company’s products are emerging and specialized. There can be no assurance that the markets for factory connectivity and equipment control that are served by the Company will continue to grow, or that the Company’s existing and new products will satisfy the requirements of those markets and achieve a successful level of customer acceptance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Loan and Security Agreement dated September 27, 2011 between Silicon Valley Bank and Cimetrix Incorporated (1)
10.2	Loan and Security Agreement dated September 26, 2012 between Silicon Valley Bank and Cimetrix Incorporated (2)
10.3	Loan and Security Agreement dated October 1, 2013 between Silicon Valley Bank and Cimetrix Incorporated (3)
10.4	Loan and Security Agreement dated September 24, 2014 between Silicon Valley Bank and Cimetrix Incorporated (4)*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Press Release dated October 28, 2014*
101	Interactive Data Files*
______________________________________

(1) Included in the Company’s Form 10-Q for the Quarterly Period Ended September 30, 2011
(2) Included in the Company’s Form 10-Q for the Quarterly Period Ended September 30, 2012
(3) Included in the Company’s Form 8-K filed on October 7, 2013
(4) Included herein
 * Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

CIMETRIX INCORPORATED

Dated: October 29, 2014

By: /S/ Robert H. Reback
Robert H. Reback
President and Chief Executive Officer
(Principal Executive Officer)

By: /S/ Jodi M. Juretich
Jodi M. Juretich
Chief Financial Officer
(Principal Financial and Accounting Officer)